Form 10-K
period 1999-12-31
TELAXIS COMMUNICATIONS CORP
filed 2000-03-30
CIK 712511

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM     TO

                       Commission File Number 000-29053

                      Telaxis Communications Corporation
            (Exact name of registrant as specified in its charter)

            Massachusetts                              04-2751645
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

                           20 Industrial Drive East
                           South Deerfield, MA 01373
                   (Address of principal executive offices)

                                (413) 665-8551
             (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                     None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                    Name of each exchange
         Title of each class         on which registered
         -------------------        ----------------------
      Common Stock, $.01 Par Value  Nasdaq National Market

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 17, 2000, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company was $1,011,470,310. Shares of voting and non-voting common equity held by each executive officer, key employee and director identified in Item 10 below and by each person who beneficially owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The aggregate market value has been computed based on a price per share of $90.00, which is the average of the high and low sales prices on March 17, 2000. On such date, the Company had 16,094,767 shares of common stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

  This Annual Report on Form 10-K contains forward-looking statements as defined by federal securities laws. Forward-looking statements relate to future events or our future performance, and are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements should be read in light of the cautionary statements and important factors described in this Form 10-K, including Item 7.--Management's Discussion and Analysis of Financial Condition and Results of Operations, Safe Harbor for Forward-Looking Statements. We undertake no obligation to update or revise any forward-looking statement to reflect events, circumstances or new information after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

Item 1. Business.

Overview

  We develop and supply broadband wireless access equipment. Using our products, network service providers can deliver integrated voice, video and data services to their customers to enable high-speed Internet access, electronic commerce and remote access. We design our products so network service providers can enter markets quickly and economically, and then expand their networks efficiently as the number of subscribers grows.

Industry Background

 The Growing Demand for Broadband Communications

  The amount of data being transmitted over the Internet and private communications networks is increasing rapidly due to the growing number of users accessing these networks and the increasing range of data-intensive activities for which they use these networks. Businesses increasingly use the Internet to enhance their reach to customers and suppliers with applications such as electronic commerce, supply chain management, web hosting, global marketing and customer support. Businesses are also using the Internet to create data networks among corporate sites, remote offices and telecommuters in order to facilitate employee communications, e-mail, file sharing, and research and analysis. Consumers use the Internet to communicate, collect and publish information, conduct retail purchases and access online entertainment. These network-based business and consumer activities require the transmission of increasingly large amounts of data quickly and reliably. As a result, broadband access is becoming increasingly important.

 Deregulation and Competition are Driving Deployment of Broadband Access Technologies

  Global telecommunications deregulation is creating significant competition among providers of advanced communications services, thereby accelerating the deployment of broadband access technologies. In the United States, incumbent telephone companies such as Ameritech, Bell Atlantic, BellSouth, GTE, Pacific Bell, SBC Communications and US West were, until recently, the exclusive providers of the copper wire connections between their network backbones and subscribers, commonly known as the "last mile." The federal Telecommunications Act of 1996 intensified the competitive environment in the United States by requiring telephone companies to lease portions of their networks, including the last mile, to competing carriers. Additionally, telephone companies and cable operators are seeking to expand their service offerings by entering each others' markets. Similar deregulation and competition are occurring in many regions of the world. To compete in this environment, many network service providers seek to differentiate themselves and maximize revenue per subscriber by offering integrated voice, video and data services, which require broadband access.

 Developing Regions are Installing Communications Infrastructure

  In many parts of the world, communication services are either inadequate or non-existent due to the lack of existing infrastructure. A number of countries, such as Argentina and Colombia, in developing regions have privatized their state-owned telecommunications monopolies and recently opened their markets to competitive network service providers. In constructing new networks, many network service providers deploy broadband access technologies to expand the services they offer and maximize revenue.

 Traditional Network Access Solutions Have Limitations

  To meet the growing demand for high-speed data transmission, many network service providers have installed high-speed fiber optic transmission equipment, switches and routers in the Internet backbone and in interoffice networks. The Internet backbone consists of high speed data highways that serve as major access points to which other networks connect. While the network backbone is capable of delivering data at very high speeds, a bottleneck exists in the last mile, which was originally built to provide traditional analog telephone service.

  Along the fiber optic network backbone, data moves at speeds up to 10 billion bits per second, or 10 Gbps. Subscribers have traditionally connected to the backbone using dial-up analog modems, which transmit data at rates up to 56.6 thousand bits per second, or 56.6 Kbps, or using integrated services digital network, or ISDN, modems, which transmit data at rates up to 128 Kbps. At these modem speeds, several minutes are often required to access a media-rich web site, and several hours may be required to transfer or download large files. This bottleneck frustrates subscribers and limits the capability of network service providers to satisfy the demand for high-speed Internet access, multimedia entertainment, real-time telecommuting and branch office inter-networking. Additionally, the continued growth in both the number of analog modem users and their time spent connected to the Internet compounds the congestion experienced on many networks.

  Where subscribers require higher-speed connections, network service providers have traditionally deployed copper-based T1 services in the United States and E1 services internationally. A T1 line is a high-capacity, dedicated telecommunications line which can support data transmission rates of up to 1.5 million bits per second, or 1.5 Mbps, which is 26.5 times the speed of analog modems. An E1 line can support data transmission rates of up to 2.0 Mbps, or 35 times the speed of analog modems. Although T1 and E1 services have met the broadband access needs of many large businesses, these services are either unavailable to or prohibitively expensive for many small businesses, remote offices, telecommuters and consumers.

 Alternative Access Solutions are Emerging

  Because analog and integrated services digital network modem technologies do not satisfy the high-speed access needs of many subscribers, and T1 or E1 access is often unavailable or prohibitively expensive, alternative access solutions have been developed such as:

  Digital Subscriber Line. Digital subscriber line, or DSL, technology improves the data transmission rate of a telephone company's existing copper wire network. However, most deployments offer either high-speed asymmetrical services or slower symmetrical services. Asymmetrical data rates provide higher transmission speeds from the network to the subscriber and lower speeds from the subscriber to the network. Symmetrical data rates provide equal transmission speeds to and from the subscriber. Digital subscriber line transmission rates are limited by the length and quality of available copper wires.

  Cable. Two-way cable modems enable asymmetrical data services to be delivered over a network originally designed to provide television service to residential subscribers. Cable networks connect to the home using coaxial cable, which has greater transmission capacity than the copper wires used by telephone companies. However, these networks often are costly to upgrade for two-way data services.

  Fiber. Fiber offers the highest data transmission rate of any access solution, but is the most costly to deploy. Corporations and institutions use fiber connections where critical operations require these data rates.

  Satellite. Broadband satellite solutions enable asymmetrical, two-way access services. These solutions use broadcast satellite technology for high-speed transmissions from the network service provider to the subscriber, but use slower wire-based connections to transmit data from the subscriber to the network service provider. The data rate available to each subscriber in a service area decreases as usage increases.

  Point-to-Point Wireless. Point-to-point wireless technology enables symmetrical data services using a dedicated link between a subscriber and a network. However, the network service provider must install dedicated equipment at each end of a link for each new subscriber. Therefore, economies of scale, in this case the ability to reduce installation costs as the number of subscribers increases, are limited.

  Broadband Point-to-Multipoint Wireless. Broadband point-to-multipoint wireless technology provides higher-speed symmetrical access than all other alternative broadband solutions described above except high-cost dedicated links using fiber or point-to-point wireless. Broadband point-to-multipoint wireless access technology also offers the following advantages:

  . Rapid Deployment. Network service providers can initiate service quickly because they are not required to install copper wire, cable or fiber.

  . Low-cost Market Entry. Network service providers can initiate service economically with one hub and a small number of customer premises equipment units.

  . Economies of Scale. Network service providers can add subscribers rapidly and cost-effectively, as each installed hub can support many customer premises equipment units.

 Mass Deployment of Broadband Point-to-Multipoint Solutions Presents
Challenges

  Broadband point-to-multipoint wireless access equipment typically must be tailored for frequency requirements that vary from country to country and within each country. A further complication is caused by the lack of universal standards for equipment specifications and protocols. As a result, suppliers of broadband point-to-multipoint wireless access equipment face challenges in achieving economies of scale and developing cost-effective products suitable for deployment to many subscribers.

  Conventional industry practice traditionally has been to build broadband point-to-multipoint wireless access equipment using multiple modules connected by small metal pipes and wires. This approach requires considerable hand assembly and tuning and is not suited to automated manufacturing. Therefore, assembly is often outsourced to low-cost labor environments, which greatly reduces the ability to deliver tailored products in a timely fashion.

  An opportunity exists to substantially reduce the cost of broadband point-to-multipoint wireless access equipment by integrating the functionality of multiple conventional modules onto printed circuit boards, thereby enabling the use of low-cost manufacturing processes. However, major technical difficulties have plagued the development and production of printed circuit boards that operate at high frequencies and at high data rates because they typically generate distorted or unwanted signals.

The Telaxis Solution

  Our solution consists of two product families that enable both the adoption and growth of broadband wireless access for a diverse range of markets and applications worldwide. Our modular products address a network service provider's need for rapid time-to-market. Our planar products address a network service provider's need for cost-effective deployment to many subscribers.

 Modular products for rapid time-to-market

  Our modular products feature a flexible architecture that enables us to deliver a tailored solution in as little as four to six weeks for network service provider site demonstrations and initial stages of deployment. This allows network service providers using our modular products to be among the first to offer broadband wireless services in new markets. We are able to achieve rapid turnaround for the following reasons:

  . Extensive Design Expertise and Database. Our over 17 years of experience in millimeter-wave design and manufacturing provides us with an extensive database of circuit designs that we can readily simulate and modify.

  . Flexible Platform. We have developed a flexible multiple module architecture that enables us to modify our products rapidly to address different frequencies, customer interfaces and performance requirements.

  . Proven Modules. Through successful demonstrations in more than 40 site demonstrations over the past four years, we have developed a large number of transmitters, receivers and other modules that we can quickly reproduce in our automated manufacturing facility.

  . Integrated Facilities. Our integrated design and manufacturing facilities allow us to produce a custom circuit from concept to completion in a matter of days.

 Planar products for cost-effective mass deployment

  Large-scale commercial buildouts by network service providers require cost-effective products. Our planar products integrate the functionality of multiple conventional modules onto printed circuit boards, thereby enabling the use of low-cost automated manufacturing processes. As a result, we are able to offer products suitable for deployment to many subscribers with the following benefits over our modular products:

  .  Lower cost

  .  Greater reliability

  .  Smaller size

Strategy

  Our objective is to be the leading worldwide provider of broadband point-to-multipoint wireless access equipment. Our strategy to accomplish this objective is to:

  Penetrate the global market with our two product families. Our strategy is to secure new customer relationships by delivering tailored products to network system integrators and network service providers more rapidly than our competitors. Once network service providers and network system integrators use our modular products in successful site demonstrations and initial deployments, we are strategically positioned to sell them our cost-effective planar products for deployment to many subscribers.

  Capitalize upon our early customer acceptance. We shipped our first broadband point-to-multipoint access prototype in 1995. Our equipment has been successfully demonstrated in more than 40 site demonstrations worldwide. As a result of these site demonstrations, our products have been selected, either directly or by network system integrators, for initial commercial deployment by many network service providers. We intend to build upon this acceptance of our products to become the primary provider of broadband point-to-multipoint wireless access equipment to these and other network service providers as they deploy commercial buildouts.

  Expand strategic relationships with network system integrators. We believe successful deployment of broadband wireless access equipment requires close working relationships with network system integrators. We have established relationships with Newbridge Networks, Motorola, Hughes Network Systems Europe and LG Information & Communications for product marketing, development and supply. Our relationships with key industry leaders offer us insight into market requirements and deployment trends, which shapes development of our long-term product strategy. We intend to build upon our existing relationships and establish new relationships with network system integrators to increase distribution of our products and build brand awareness.

  Reduce product costs while increasing performance and adding functionality. We intend to reduce the cost and improve the reliability of our planar products by integrating various components directly into the circuit board design.

  Leverage technology partnerships. We have established a relationship with the University of Massachusetts to design proprietary millimeter-wave integrated circuits to achieve higher levels of integration and reduce costs. We have a joint design and manufacturing relationship with California Amplifier to combine our complementary expertise in designing and manufacturing low-cost wireless products. We intend to continue to partner with other technology developers to maintain and enhance our technology leadership position.

  Establish brand identity. We intend to establish brand awareness with network service providers and to build upon our position in the broadband point-to-multipoint wireless access equipment market. Historically, our products have been sold primarily under private label by prominent network system integrators. In the future, we intend to increasingly brand or co-brand our products to build name recognition. In addition, we plan to invest in a broad range of marketing programs, including participation in trade shows, advertising in print publications, direct marketing to major customers and web-based marketing.

Products

  We have two product families, consisting of modular products which can be rapidly tailored for new markets and planar products for cost-effective deployment to many subscribers. Our modular and planar product families consist of hub and customer premises equipment that are installed outdoors in a circular geographic service area, or cell. Our products provide capacity for data rates several times the rates supported by today's modem technology. We believe that the highest symmetrical data rate available with today's point-to-multipoint modem technology is 35 Mbps. Our products operate at various frequencies ranging from 24 gigahertz, or GHz, to 44 GHz, and are available with a range of interfaces, including hybrid fiber coax, or HFC, and Digital Audio-Visual Council, or DAVIC.

 Customer Premises Equipment Products.

  We have concentrated our development efforts on the customer premises equipment unit. Because multiple customer premises equipment units are supported by each hub, cost reduction of the customer premises equipment unit has the most significant impact on the ability of a network service provider to deploy broadband access services to its customers on a cost-effective basis. Our modular customer premises equipment units address our customers' need for rapid time-to-market, and our planar customer premises equipment units address their need for cost-effective deployment to many subscribers.

  Modular Customer Premises Equipment. Our modular customer premises equipment unit can be quickly adapted to meet the individual frequency, performance and interface requirements of a network service provider. This product is currently available with Digital Audio-Visual Council or hybrid fiber coax interfaces.

  Planar Customer Premises Equipment. Our planar customer premises equipment unit is a highly integrated unit using single-board, planar architecture that enables highly automated, cost-effective manufacturing. These units enable network service providers to lower their costs of deployment in commercial service buildouts. This product is currently available with a Digital Audio-Visual Council interface and we are developing a hybrid fiber coax interface.

 Hub Products

  Each hub provides two-way connectivity to multiple customer premises equipment units out to a range of approximately two to three miles.

  Modular hub. Our modular hub can be quickly adapted to meet the performance and interface requirements of a network service provider. This hub has the flexibility to accommodate various combinations of transmitter or receiver modules within a single housing. Antennas can be included within the housing or attached externally. This hub is available with Digital Audio-Visual Council or hybrid fiber coax interfaces.

  Planar hub. Our planar hub consists of separate transmitter and receiver units that are deployed together to provide two-way connectivity. The receiver unit works in conjunction with one or more transmitter units to form a hub. The planar hub unit enables network service providers to lower their costs of deployment in commercial service buildouts. The planar hub is available with Digital Audio-Visual Council or hybrid fiber coax interfaces.

Technology

  Our over 17 years of experience in millimeter-wave technology is the foundation for our capability in the broadband point-to-multipoint wireless market. Our products transmit and receive signals at various frequencies ranging from 24 GHz to 44 GHz and interface with modems that operate at frequencies below 2 GHz. A key element of our competitive advantage stems from our ability to integrate millimeter-wave and microwave semiconductor devices and other electronic components onto a single printed circuit board inside an aluminum enclosure which is a functioning element of the overall product. The result is an integrated outdoor unit using planar architecture that enables highly automated, cost-effective manufacturing.

  Millimeter-wave technology uses frequencies that are ten times higher than microwave technology, resulting in electronic components that are ten times smaller. The higher frequency causes greater signal interference between components, depending on their location and spacing on the circuit board. The small size of the components and the need to place them precisely on the circuit board present challenges for the design, development and manufacturing of millimeter-wave products.

  Historically, hand tuning of each unit was required to prevent the products from transmitting excessively distorted or unwanted signals that could interfere with other radios or electronic equipment, which is prohibited by governmental agencies worldwide. Our years of experience in developing products that operate at high frequencies enable us to minimize excessively distorted or unwanted signals and reduce the need for hand tuning during the manufacturing process. Furthermore, our automated processes are highly repeatable, thereby minimizing mechanical misalignments in the placement of components onto printed circuit boards. These misalignments contribute directly to the creation of distorted and unwanted signals.

  In order to integrate millimeter-wave and microwave technologies into an outdoor unit using planar architecture, we have developed additional expertise in several areas, including:

  . Micro-controller adaptation. We design interface circuits and software to incorporate micro-controllers into our products. These micro-controllers provide our products a high degree of functionality, including automatic adaptation to changing operating environments.

  . Antennas. We design antennas and other sophisticated waveguide-based components to reduce the size, cost and complexity of the packaging of our products, while improving performance.

  . Reference oscillators. We design and integrate reference oscillators onto our printed circuit boards to minimize signal distortion and to reduce cost.

  . Microwave translation circuits. We design and integrate microwave translation circuits enabling our products to interface with various modems.

  . Power supplies. We have a development program underway to integrate power supplies onto our printed circuit boards to reduce cost and increase reliability.

  . Material selection and mechanical assemblies. We select materials and design mechanical assemblies using the aluminum enclosure as a functional part of the product. This has enabled us to minimize unwanted signal interference while protecting our electronic components from damage.

Customers

  We sell our products primarily to network system integrators, primarily Newbridge Networks. The network system integrators in turn develop complete broadband network solutions for their customers, the network service providers. Occasionally, we sell our products directly to network service providers. Our equipment has been successfully demonstrated at more than 40 sites worldwide over the last four years. As a result of these demonstrations, we have been selected, either directly or by network system integrators, to supply equipment for commercial deployment by network service providers, including:

  .American Wireless                      .Home Telephone
  .BellSouth Movicom                      .Korea Telecom
  .BellSouth Telcel Venezuela             .Maxlink Communications
  .Central Texas Communications           .South Central Telecom
  .Convergence Communications             .Telenordia
  .Formus                                 .Tri-Corners Telecom
  .Gateway Telecom                        .Telefonica
  .SmarTone

  The network system integrators to whom we sell products have issued press releases with respect to their relationships with the network service providers listed above. The network system integrators have also confirmed to us that they plan to use our products in the systems to be sold by them to all of the network service providers listed above except Convergence Communications. We have a direct relationship with Convergence Communications and have received its permission to list its name in this Form 10-K. However, we have not sought the permission of the other network service providers listed above to list their names in this Form 10-K.

  For the year ended December 31, 1999, sales to Newbridge Networks represented 88% of sales and sales to Convergence Communications represented 6% of sales. For the year ended December 31, 1998, sales to Newbridge Networks represented 30% of sales, sales to Convergence Communications represented 26% of sales, and sales to Nexsatel, an affiliate of Formus, represented 12% of sales.

Network System Integrator Relationships

  We have established relationships with four network system integrators to facilitate the deployment of our products and to meet the requirements of network service providers.

  . Newbridge Networks. We have entered into product development and reseller agreements with Newbridge Networks. In these agreements, we agreed to develop, manufacture, and sell products to Newbridge Networks. The reseller agreement provides that product prices were fixed from August 7, 1998 through August 6, 1999 and after that can only increase by the greater of 5% or the increase in the consumer price index in any given year. That agreement allows Newbridge Networks to reschedule and cancel orders upon payment of specified fees. It also restricts our ability to change or discontinue products without prior notice to Newbridge Networks. It requires us to provide spares and repair service as well as technical support and training. It also provides that either party may terminate the agreement upon breach by the other. The product development agreement obligates us to design products based on specifications that are mutually decided from time to time. We retain rights to any intellectual property developed through the design process. The agreement also provides for training and a product acceptance procedure. In addition, in both agreements, we provided a warranty for our products (including Year 2000 compliance) and an intellectual property indemnity. The term of the reseller agreement is from August 7, 1998 through August 6, 2001 and will automatically renew for successive one year terms unless terminated by either party. The term of the product development agreement is from August 7, 1998 until the later of August 6, 2003 or us performing our obligations under that agreement. Through this relationship, our equipment has been evaluated in site demonstrations in North America, South America, Asia and Europe. As a result of these site demonstrations, Newbridge Networks has selected our equipment for commercial deployment in Canada, Argentina, Colombia, Venezuela, and the United States.

  . Motorola. Motorola has deployed our equipment in site demonstrations in North America and Asia. We are currently developing equipment for commercial deployment in the United States. In our agreement with Motorola, we agreed to provide them with products during the period from November 30, 1999 to December 31, 2001. If Motorola's sales of products do not develop as planned, Motorola will be liable to us only for a rolling 20 weeks for unassembled hardware at a maximum unit price per customer premise equipment and hub, but Motorola is responsible for our fixed commitments within a rolling 16 week window up to a maximum unit price per customer premises equipment and hub. This agreement also provides that Motorola has access and inspection rights and has the ability to issue stop work orders and make changes to the requested products. Motorola will not treat any of our information disclosed to them confidentially unless they agree otherwise. Motorola may terminate this agreement and seek damages if we fail to perform in accordance with this agreement. We provided a warranty for our products (including Year 2000 compliance) and an indemnity for violations of law and patent infringement.

  . Hughes Network Systems Europe. We have entered into a joint marketing and sales agreement with Hughes Network Systems Europe. In this agreement, we agreed to work together with Hughes Network Systems Europe to develop and pursue new business opportunities using our products and products of Hughes Network Systems Europe. This agreement also provides for the confidential treatment of information, sale of products between us and Hughes Network Systems Europe, provision of technical training, support, and repair, and each party bearing its own costs. The term of this agreement is from August 12, 1998 to August 11, 2000. Through this relationship, our equipment has undergone site demonstrations in North America and Europe.

  . LG Information & Communications. We have received a purchase order from LG Information & Communications for the development of demonstration equipment for potential deployment in Korea. This purchase order provides for the payment to us of certain development costs and our selling certain demonstration equipment to LG Information & Communications. Pursuant to this purchase order, we provide a warranty for the demonstration equipment and agreed to provide repair service for the equipment. It also requires us to support LG Information & Communications in passing the qualification tests of its customer. We are in the process of negotiating a definitive development and supply agreement with LG Information & Communications.

Manufacturing

  Conventional industry practice traditionally has been to build point-to-multipoint wireless access equipment using multiple modules connected by small metal pipes and wires. This approach has evolved from the more mature microwave industry, where hand assembly and hand tuning is common due to low volume production. We have developed extensive expertise in automated assembly and testing of printed circuit board, planar products that operate at frequencies many times higher than those used in the microwave industry. We have focused this experience on the development of manufacturing strategies for high-volume production of cost-effective broadband wireless access products for deployment to many subscribers.

  Concurrent process development. We develop our automated manufacturing processes concurrently with the design and development of our millimeter-wave products. These concurrent activities facilitate the design of products that can be manufactured with very high tolerances, thereby minimizing unwanted and distorted signals and reducing the need for hand tuning.

  Automated component assembly. Our automated manufacturing technology enables the repeated, high-precision placement and attachment of small chips, and the bonding of wires between the chips and the printed circuit board. In the production of millimeter-wave devices, this high precision is the critical requirement to minimize distorted and unwanted signals and to achieve acceptable performance.

  Final assembly and test. Our final assembly and automated test facility is designed for pilot production runs ranging from several hundred to a few thousand units. We use these pilot production runs to validate our manufacturing processes in a carefully controlled environment at our facilities. For high-volume production, we are supplementing our manufacturing capacity by establishing relationships with development and manufacturing partners. We have entered into a joint design and manufacturing agreement with California Amplifier. In this agreement, California Amplifier has agreed to manufacture our existing customer premises equipment units, to assist us in designing improvements to lower the cost of our existing customer premises equipment units, and to manufacture the redesigned customer premises equipment units. We are committed to purchase at least 50,000 customer premises equipment units by December 31, 2001 and we have to pay a penalty for every customer premises equipment unit below 50,000 we do not buy. However, we have the right to terminate this agreement and avoid the penalty if the price of the redesigned customer premises equipment units does not meet specified targets. The term of our agreement with California Amplifier is from October 14, 1999 through the earlier of December 31, 2002 or the completion by a party of its obligations under the agreement. We have also signed a memorandum of understanding with C-MAC Industries concerning the possibility of C-MAC Industries manufacturing products for us. The memorandum of understanding obligates us to begin buying the necessary equipment for C-MAC Industries to manufacture products, obligates C-MAC Industries to send personnel to our facility in Massachusetts for training in January 2000, and obligates us to pay C-MAC Industries an hourly rate for those personnel and to reimburse C-MAC Industries for expenses incurred by those employees. There is no stated term of the memorandum of understanding. As contemplated by the memorandum of understanding, we have begun buying the necessary equipment and C-MAC Industries has sent personnel to our facility for training. We are in the process of negotiating a definitive supply agreement with C-MAC Industries.

  Electronic components and raw materials used in our products are generally obtained from a large number of suppliers. Some components are standard items and others are manufactured to our specifications. We obtain certain components from a single source or limited number of sources. We typically do not have supply agreements of a term longer than one year with these vendors. We operate without a substantial inventory of components and raw materials. We believe that demand for the components and raw materials used in our products has increased in recent months and that demand will continue to increase. This increased demand may result in supply shortages, delays in shipping, and existing supply for certain items being allocated among customers. Although no assurances can be given, we believe that most components and raw materials are available from current or alternative suppliers. See Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations, Safe Harbor for Forward-Looking Statements.

Marketing, Sales and Customer Service

 Marketing

  The global communications equipment industry is dominated by a limited number of network system integrators. As a result, we focus our marketing efforts on network system integrators and their customers, the network service providers. Our marketing activities target technical experts and product managers who heavily influence purchase decisions. Additionally, we coordinate with our network system integrator partners to support their marketing programs. We regularly provide them with design information, technical data and promotional material to enable their sales forces to promote our products.

  We build brand awareness through several promotional programs, including the following:

  .  Participation in trade shows

  .  Speaking at industry forums

  .  Web-based communication and promotion

  .  Publication of press releases

 Sales

  Our sales approach is to start by building a technical relationship with the network system integrator. Typically, a senior executive from our technical organization initiates discussions regarding a potential partnership. We then assign an account manager to coordinate our efforts and focus our resources on developing the relationship. This account manager aligns our engineering teams and managers with their counterparts in the network system integrator's organization to provide highly responsive technical and operational support during site demonstrations of our equipment. After successful demonstration of our products, we often adapt them for incorporation into the network system integrator's broadband point-to-multipoint wireless systems. We support the network system integrator in site demonstrations with network service providers. The objective of these site demonstrations is the adoption of our equipment for deployment to many subscribers.

 Customer Service

  A key element of our sales approach is to be highly responsive to customers' needs. We provide customer service in the following areas:

  . System engineering. We provide engineering support for system site demonstrations, site surveys, specification development, integration of third-party equipment, installation and follow-on test support.

  . Problem resolution. We provide prompt responses to customer problem reports, including telephone support, field service, and repair or replacement of equipment.

  . Field support. Our customer service personnel are on call to provide global field support. We provide field support primarily for site demonstrations and initial deployments.

  . Repairs. We maintain a repair center staffed with technicians who work directly with our quality assurance team to analyze failures and repair equipment.

  Currently, we conduct all customer support activities from our South Deerfield, Massachusetts headquarters. Customer support is ancillary to the sale of our products and is not currently considered to be a separate revenue-generating line of business. As network buildouts progress, we intend to establish support centers closer to our major customer deployments.

Research and Development

  The goal of our development activities is to reduce the cost and increase the functionality of our products, while adapting them to the frequency and interface specifications required for new markets. Our experience in millimeter-wave and microwave technologies enables us to develop cost-effective broadband point-to-multipoint wireless access products. We continue to advance our core competencies and to extend these core competencies to meet rapidly changing market needs.

  Our multidisciplinary research and development team consists of engineers and scientists whose specialties include microwave engineering, millimeter-wave engineering, electrical engineering, mechanical engineering, chemistry, physics, computer science and materials science. We also maintain close working relationships with the University of Massachusetts and various technical organizations.

  Additional description concerning our research and development activities, including research and development expense for fiscal years 1997, 1998, and 1999 and customer-sponsored research activities, is contained below in Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8--Financial Statements and Supplementary Data, Note 1 to financial statements.

Competition

  The market for broadband point-to-multipoint wireless access equipment is rapidly evolving and highly competitive. A number of large telecommunications equipment suppliers, such as Alcatel, Ericsson and Nortel Networks, as well as a number of smaller companies, have developed or are developing products that compete with ours. Many of our competitors are substantially larger than we are and have significantly greater financial, sales, marketing, distribution, technical, manufacturing and other resources. These competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to gain market share rapidly. We expect to face increasing competitive pressures from both current and future competitors in the markets we serve.

  The rapid technological developments within the network equipment industry result in frequent changes to our group of competitors. The principal competitive factors in our market include:

  .  Product availability

  . Relationships with network system integrators and network service providers

  .  Product performance, features and inter-operability

  .  Product development speed

  .  Price

  .  Ability to manufacture and distribute products

  .  Technical support and customer service

  .  Brand recognition

  Broadband point-to-multipoint wireless access solutions are also competing with other high-speed solutions such as digital subscriber lines, cable, fiber, other high-speed wire, satellite and point-to-point wireless technologies. Many of these alternative technologies can take advantage of existing installed infrastructure and have achieved significantly greater market acceptance and penetration than broadband point-to-multipoint wireless access technologies. We expect to face increasing competitive pressures from both current and future technologies in the broadband access market.

Intellectual Property

  Our success depends to a significant degree upon the preservation and protection of our product and manufacturing process designs and other proprietary technology. Although we employ a variety of intellectual property in the development and manufacturing of our products, we believe that none of our intellectual property is individually critical to our current operations. However, taken as a whole, we believe our intellectual property rights are significant. To protect our proprietary technology, we generally limit access to our technology, treat portions of our technology as trade secrets and obtain confidentiality or non-disclosure agreements from persons with access to our technology. All of our employees have signed our standard confidentiality agreement. This agreement prohibits the employees from disclosing our confidential information, technology developments, and business practices and from disclosing any confidential information entrusted to us by other parties. All of our consultants who have access to our confidential information have signed an agreement requiring them to keep confidential and not disclose our non-public, confidential information.

  To date, we have been granted one material United States patent. This patent relates to our antenna and transceiver designs and will remain in force until October, 2015. In addition, we have five United States patent applications pending. We have counterpart patents pending in three international jurisdictions. We plan to continue to pursue intellectual property protection in foreign countries (primarily in the form of international patents) in instances where the technology covered is considered important enough to justify the added expense. We also rely on protections available under copyright and trademark law.

  Our intellectual property rights, and our ability to enforce those rights, may be inadequate to prevent others from using our technology or substantially similar technology they may independently develop. The use of that technology by others could eliminate any competitive advantage we have, cause us to lose sales and otherwise harm our business. A significant portion of our proprietary technology is know-how, and employees with know-how may depart before transferring their know-how to other employees. Moreover, the laws of other countries where we market our products may afford even less protection for our intellectual property. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and costly, even if we were to prevail.

Employees

  On March 17th, we had 223 employees in our continuing operations, including approximately 124 in manufacturing, 48 in engineering, 15 in quality assurance, 8 in sales, marketing and customer service and 28 in finance and administration. We are not a party to any collective bargaining agreement. We believe that relations with our employees are good.

Item 2. Properties.

  We lease approximately 63,000 square feet of facilities comprised of two buildings in South Deerfield, Massachusetts. One building is used for engineering and the second for manufacturing. The term of the lease for the two buildings expires in September 2000. We also lease approximately 4,200 square feet in Richardson, Texas, which is used for engineering. We believe that we will need additional space to expand our operations. We are investigating alternatives to obtain additional space, including expanding our current facilities and extending the lease, moving to a new location, and building new facilities.

  We previously leased a third building in South Deerfield, Massachusetts consisting of approximately 15,000 square feet. That building was used for manufacturing and was included in the sale of our millimeter-wave products segment, which closed on February 8, 2000.

Item 3. Legal Proceedings.

  We are not currently a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

  During the three months ended December 31, 1999, matters were submitted to a vote of the Company's security holders at two special meetings of stockholders of the Company, one held on October 13, 1999 and one held on December 16, 1999.

  At the October 13, 1999 special meeting of stockholders, the stockholders of the Company voted on two matters. First, the stockholders voted to amend and restate the Restated Articles of Organization of the Company, as amended to date, to: (a) increase the number of shares of Common Stock that the Company is authorized to issue from 36,000,000 shares to 100,000,000 shares; (b) classify the Board of Directors into three classes, as nearly equal in number as possible, with the terms of Class I directors expiring in 2000, the terms of Class II directors expiring in 2001, and the terms of Class III directors expiring in 2002; (c) change the name of the Company to "Telaxis Communications Corporation"; and (d) amend the automatic conversion provisions of Section 3(b) of the description of the rights of each of Class A Preferred Stock, Class B Preferred Stock and Class D Preferred Stock by reducing the minimum public offering price upon an initial public offering of the Company's stock required to trigger automatic conversion from $9.75 per share to $4.50 per share (the same minimum public offering price contained in the Class E Preferred Stock terms). This first proposal passed with 833,922 shares of Common Stock out of 1,623,972 (51.35% of the issued and outstanding stock of such class), 2,708,134 shares of Class A Preferred out of 3,045,696 (88.92% of the issued and outstanding stock of such class), 743,756 shares of Class B Preferred out of 789,677 (94.18% of the issued and outstanding stock of such class), 6,864,898 shares of Class D Preferred out of 7,200,000 (95.35% of the issued and outstanding stock of such class), and 9,557,110 shares of Class E Preferred out of 9,941,508 (96.13% of the issued and outstanding stock of such class) in favor and no shares of Common Stock, no shares of Class A Preferred, no shares of Class B Preferred, no shares of Class D Preferred and no shares of Class E Preferred opposed. No shares of any class of stock abstained.

  Second, the stockholders of the Company at the October 13, 1999 special meeting also voted to approve and authorize the 1999 Stock Plan of the Company and to approve the reservation of 3,500,000 shares of the Company's common stock, $.01 par value, for issuance pursuant to that plan. The proposal passed with 833,922 shares of Common Stock out of 1,623,972 (51.35% of the issued and outstanding stock of such class), 2,708,134 shares of Class A Preferred out of 3,045,696 (88.92% of the issued and outstanding stock of such class), 743,756 shares of Class B Preferred out of 789,677 (94.18% of the issued and outstanding stock of such class), 6,864,898 shares of Class D Preferred out of 7,200,000 (95.35% of the issued and outstanding stock of such class), and 9,557,110 shares of Class E Preferred out of 9,941,508 (96.13% of the issued and outstanding stock of such class) in favor and no shares of Common Stock, no shares of Class A Preferred, no shares of Class B Preferred, no shares of Class D Preferred and no shares of Class E Preferred opposed. No shares of any class of stock abstained.

  At the December 16, 1999 special meeting of stockholders, the stockholders of the Company voted to approve and authorize a reverse one for two split of the outstanding shares of Common Stock of the Company so that every two shares of Common Stock, par value $.01 per share, outstanding immediately prior to the reverse stock split were reclassified into and became one share of Common Stock, par value $.01 per share (without changing the authorized capital of the Company) and to authorize the officers of the Company to take all actions and to execute all documents and certificates they deem necessary or appropriate to effect this reverse stock split, including, if necessary, filing an amendment to the Company's Restated Articles of Organization with the Massachusetts Secretary of State. The proposal passed with 1,193,542 shares of Common Stock out of 1,635,340 (72.98% of the issued and outstanding stock of such class), 2,628,408 shares of Class A Preferred out of 3,045,696 (86.30% of the issued and outstanding stock of such class), 724,134 shares of Class B Preferred out of 789,677 (91.70% of the issued and outstanding stock of such class), 6,484,116 shares of Class D Preferred out of 7,200,000 (90.06% of the issued and outstanding stock of such class), and 9,705,306 shares of Class E Preferred out of 9,941,508 (97.62% of the issued and outstanding stock of such class) in favor and 85,980 shares of Common Stock, 8,061 shares of Class A Preferred, 1,726 shares of Class B Preferred, 470 shares of Class D Preferred and 37,778 shares of Class E Preferred opposed. In total 20,735,506 (91.74%) shares of capital stock were in favor and 134,015 (.59%) shares opposed. 19,500 shares of Common Stock abstained and no shares of any other class of stock abstained.

                                    PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters.

General

  On February 2, 2000, the Company completed an initial public offering ("IPO") of its Common Stock. The Company's Common Stock is quoted on the Nasdaq Stock Market's National Market, under the symbol "TLXS". For all periods prior to the IPO (which includes the fiscal year applicable to this Annual Report on Form 10-K), there was no established public trading market for the Common Stock.

  As of March 17, 2000 the number of stockholders of record of the Company's Common Stock was approximately 252.

Dividends

  The Company has never declared or paid any cash dividends on any class of its common equity. We currently intend to retain any future earnings to fund the development and growth of our business. In addition, under our credit facilities, we generally cannot pay cash dividends without our creditors' consent. Therefore, we currently do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

  The Company has issued or sold the following unregistered securities in the year ended December 31, 1999:

  . An aggregate of 213,763 shares of common stock at prices ranging from $1.00 to $4.50 per share through December 31, 1999 to our employees, directors and consultants upon the exercise of options held by those individuals and issued under one or more of our stock plans.

  . An aggregate of 8,325 shares of common stock at $1.00 per share in December 1999 to a warrant holder upon the exercise of warrants.

  . Stock options to purchase an aggregate of 143,749 shares of common stock at an exercise price of $12.60 per share in December 1999 to a total of 53 employees and consultants under the Company's 1997 stock plan.

  . Stock options to purchase an aggregate of 69,000 shares of common stock at an exercise price of $8.00 per share in November 1999 to a total of 7 employees under the Company's 1997 stock plan.

  . 4,074 shares of common stock at $4.50 per share in November 1999 to an executive recruitment firm pursuant to a contractual obligation.

  . 112,500 shares of restricted common stock at $2.50 per share in September 1999 under our 1997 stock plan to one employee.

  . An aggregate of 6,666,667 shares of Class E preferred stock at $2.25 per share in September 1999 to 47 accredited investors.

  . An aggregate of 11,250 shares of common stock at $1.00 per share in September 1999 to one accredited investor upon the exercise of warrants held by that individual that were issued in September 1996 and July 1997.

  . Stock options to purchase an aggregate of 187,193 shares of common stock at an exercise price of $4.50 per share between August 24, 1999 and September 13, 1999 to a total of 178 employees, directors and consultants under the Company's 1997 stock plan.

  . A warrant to purchase 44,445 shares of Class E preferred stock at $2.25 per share in August 1999 to a commercial lender. This warrant is now a warrant to buy 22,222 shares of common stock at $4.50 per share as a result of the reverse stock split and preferred stock conversion described below. This warrant contains provisions permitting cashless exercise by the holder and may be exercised by the holder at any time before August 20, 2006.

  . Warrants to purchase an aggregate of 100,000 shares of common stock at $1.00 per share in July 1999 to 12 accredited investors. These warrants contain provisions permitting cashless exercise by the holder and may be exercised by the holder at any time before July 30, 2007.

  . Stock options to purchase an aggregate of 277,112 shares of common stock at an exercise price of $2.50 per share between July 14, 1999 and August 2, 1999 to a total of 11 employees, directors and consultants under the Company's 1997 stock plan.

  . A warrant to purchase 20,000 shares of common stock at $1.00 per share in June 1999 to one accredited investor. This warrant contains provisions permitting cashless exercise by the holder and may be exercised at any time before July 30, 2007.

  . A warrant to acquire 44,445 shares of Class E preferred stock at $2.25 per share in May 1999 to a lease financing company. This warrant is now a warrant to buy 22,222 shares of common stock at $4.50 per share as a result of the reverse stock split and preferred stock conversion described below. This warrant contains provisions permitting cashless exercise by the holder and may be exercised by the holder at any time before May 19, 2006.

  . Warrants to purchase an aggregate of 100,000 shares of common stock at $1.00 per share in April 1999 to 14 accredited investors. These warrants contain provisions permitting cashless exercise by the holder and may be exercised by the holder at any time before July 30, 2007.

  . Stock options to purchase an aggregate of 124,681 shares of common stock at an exercise price of $1.00 per share between January 15, 1999 and May 18, 1999 to a total of 13 employees, directors and consultants under the Company's 1997 stock plan.

  The foregoing numbers relating to our common stock have been adjusted to reflect the one for two reverse stock split which became effective on December 16, 1999. As a result of the reverse stock split, every two shares of our outstanding preferred stock (including the shares of our preferred stock described above) were automatically converted into one share of our common stock upon the closing of our initial public offering of common stock on February 7, 2000.

  The vesting of the stock options described above varies from recipient to recipient based on the circumstances under which the options were granted and the identity of the recipient. Vested stock options in general may be exercised by the recipient for a period of 10 years from the date of initial grant unless the options have earlier expired by their terms. The stock options specify alternative means of paying the exercise price and also contain provisions permitting cashless exercise by the recipient. See the heading "Stock Plans" under Item 11 for more details concerning our stock plans and stock options.

  Each of the sales described above were completed without registration under the Securities Act in reliance upon one or more of the following exemptions:

  . Section 4(2) of the Securities Act or Rule 506 of Regulation D promulgated under the Securities Act for transactions not involving a public offering; or

  . Rule 701 promulgated under the Securities Act with respect to certain of the options and shares of common stock issued to the Company's employees, directors and consultants.

  None of the sales of the securities issued by the Company described above have involved the use of an underwriter, and no commissions were paid in connection with the sale of any of the securities issued by the Company described above.

Use of Proceeds from Registered Offerings

  Common Stock. On February 1, 2000, the Securities and Exchange Commission declared effective a Form S-1 Registration Statement (File No. 333-87885) filed by the Company in connection with an initial public offering of 4,600,000 shares of its Common Stock, par value $.01 per share. The offering of Common Stock commenced on February 2, 2000 and closed on February 7, 2000 with all of the 4,600,000 shares sold at a price of $17.00 per share for an aggregate price of $78.2 million. All shares were sold by the Company; there were no selling stockholders. Credit Suisse First Boston was the lead managing underwriter of the offering and Banc of America Securities LLC and CIBC World Markets Corp. were co-managers of the offering.

  The gross proceeds of the offering were approximately $78.2 million. The Company incurred approximately $7.0 million of expenses in connection with the offering, of which approximately $5.5 million represented underwriting discounts and commission, and an estimated $1.5 million represented offering costs, including legal fees, accounting fees, underwriters' out-of-pocket expenses and printing expenses.

  The Company received approximately $71.2 million of net proceeds from the offering. Those net proceeds will be used for general corporate purposes and for potential acquisitions. Pending such uses, the net proceeds have been invested in short-term, interest-bearing, investment grade securities or direct or guaranteed obligations of the U.S. government. As of March 17, 2000, no proceeds from the offering have been used.

Item 6. Selected Financial Data.

  Set forth below is certain historical selected financial data with respect to the Company which has been derived from the audited financial statements of the Company for each of the respective years. We have never declared or paid any cash dividends.

                                           Year Ended December 31,
                                   -------------------------------------------
                                    1995    1996     1997      1998     1999
                                   ------- -------  -------  --------  -------
                                    (in thousands, except per share data)
Statement of Operations Data:
Sales............................  $   --  $   201  $ 1,733  $  2,386  $ 9,720
Loss from continuing operations..      --   (2,239)  (6,712)  (11,253)  (8,293)
Basic and diluted loss per share
 from continuing operations......      --    (4.15)  (14.16)   (22.87)  (13.68)

                                                 December 31,
                                   -------------------------------------------
                                    1995    1996     1997      1998     1999
                                   ------- -------  -------  --------  -------
                                                (in thousands)
Total assets.....................  $12,016 $10,728  $20,059  $ 14,955  $25,297
Long-term debt and capital lease
 obligations, net of current
 portion.........................    1,929   3,257    1,690     1,047    2,385
Redeemable preferred stock.......   12,467  12,465   25,425    32,793   47,793

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

  We develop and supply broadband point-to-multipoint wireless access equipment used by network service providers to deliver integrated voice, video and data services to business and residential subscribers. We sell our products primarily to network system integrators, which include our products in broadband wireless systems sold to network service providers. We have developed two families of broadband point-to-multipoint wireless access products. Our modular hubs and customer premises equipment can be rapidly tailored for competitive site demonstrations and initial commercial deployments. These modular products address a network service provider's need to offer new services and enter new markets quickly, which is often referred to as "accelerated time-to-market." Our planar hubs and customer premises equipment, based on a printed circuit board design, can be mass-produced using low-cost, highly automated manufacturing techniques. These planar products address a network service provider's need for cost-effective deployment to many subscribers.

  We commenced operations in 1982 and have derived the significant majority of our sales from our millimeter-wave products business segment. Millimeter waves are electromagnetic waves having wavelengths between one and ten millimeters. In August 1999, we adopted a plan to focus all of our resources on our broadband point-to-multipoint wireless access business segment and to dispose of the millimeter-wave products segment. We decided to dispose of this segment because it would have required us to reallocate financial and management resources from the more attractive broadband point-to-multipoint wireless access business segment. The segment was sold on February 8, 2000. As a result, we have presented the operations of the millimeter-wave products segment as a discontinued operation in our financial statements. The following management's discussion and analysis focuses on our ongoing broadband point-to-multipoint wireless access business.

  Our first prototype broadband point-to-multipoint wireless access equipment was evaluated in a trial in 1995. Before receiving our first volume order for equipment in June 1999, virtually all of our shipments of products were for site demonstrations and initial commercial deployments. To date, we have assembled all of our products in-house. In the future, we intend to use third-party manufacturers to supplement our manufacturing capacity.

  We intend to increase expenditures in all areas, including manufacturing and engineering, research and development, and sales and marketing. These increases in operating expenses are not always apparent from our historical financial statements. As our sales continue to grow, our operating expenses as a percentage of sales will decrease even though we will significantly increase amounts spent on research and development, selling and marketing, and general and administrative. This spending will support expansion of our production and design areas, greater recruiting efforts, and a larger customer support organization to address the continuing growth in the market for broadband wireless access equipment.

  For the year ended December 31, 1999, approximately 88% of our sales were to a customer located in Canada, and 12% of our sales were to customers located in the United States. For the year ended December 31, 1998, approximately 48% of our sales were to customers located in the United States, 30% of our sales were to a customer located in Canada, 12% of our sales were to a customer located in Ecuador, and 10% of our sales were to customers located in other countries, including South Korea, England and Australia. For the year ended December 31, 1997, approximately 49% of our sales were to customers located in England, 39% of our sales were to a customer located in South Korea, and 12% were to customers located in other countries including Israel and Sweden. We expect that sales to customers located outside the United States will continue to be significant.

Results of Operations

  The following table provides continuing operations data as a percentage of sales for the periods presented. The percentages may not add due to rounding.

                             Year Ended December
                                     31,
                             -----------------------
                              1997     1998    1999
                             ------   ------   -----
Sales.......................  100.0%   100.0%  100.0%
Cost of sales...............  159.0    315.0    93.0
                             ------   ------   -----
Gross margin (loss).........  (59.0)  (215.0)    7.0
Operating expenses
  Research and development,
   net......................  226.5    209.3    50.1
  Selling and marketing.....   38.5     42.2    10.3
  General and
   administrative...........   64.1     85.6    26.9
                             ------   ------   -----
    Total operating
     expenses...............  329.1    337.1    87.3
Operating loss.............. (388.1)  (552.1)  (80.3)
Other income (expense)......  (36.1)    31.7    (5.0)
                             ------   ------   -----
Loss from continuing
 operations before income
 taxes...................... (424.2)  (520.3)  (85.3)
Income tax benefit..........  (36.9)   (48.7)    --
                             ------   ------   -----
Loss from continuing
 operations................. (387.3)% (471.6)% (85.3)%
                             ======   ======   =====

Years Ended December 31, 1997, 1998 and 1999

 Sales

  Sales increased 38% from $1.7 million in 1997 to $2.4 million in 1998. Sales increased 307% from $2.4 million in 1998 to $9.7 million in 1999. The increase in sales from 1997 to 1998 reflects approximately $200,000 from an increase in sales of modular products as well as approximately $500,000 from sales of our newly-introduced planar products. The increase from 1998 to 1999 primarily reflects the increase in sales of our planar products from approximately $500,000 in 1998 to $8.2 million in 1999.

 Cost of Sales

  Cost of sales consists of component and material costs, direct labor costs, warranty costs, overhead related to manufacturing our products and customer support costs. Cost of sales increased $4.8 million from $2.8 million in 1997 to $7.5 million in 1998. Cost of sales increased 20% from $7.5 million in 1998 to $9.0 million in 1999. The increase in cost of sales from 1997 to 1998 was attributable to increased shipments of modular products as well as shipments of our newly-introduced planar products. The increase in cost of sales from 1998 to 1999 was attributable primarily to increased shipments of our planar products. Gross margins were a negative 59% in 1997, a negative 215% in 1998 and a positive 7% in 1999. The negative gross margins in 1997 and 1998 resulted from the inefficiencies of low volume orders designed and manufactured to encourage site demonstrations of our products and demonstrate the viability of broadband point-to-multipoint wireless technology. We were also developing automated manufacturing processes and adding capacity and personnel in anticipation of future volume orders for our products.

  In 1998, we incurred a charge of $1.1 million to write off obsolete inventory. We purchased various components and materials for certain equipment designs in advance of production in order to accelerate development and testing for rapid product deployment. Higher costs were incurred for low volume purchases and accelerated deliveries from suppliers to support the accelerated development schedules. During a review of the value of the total material costs for certain products compared to the estimated future selling prices, we recorded a reserve to reduce selected inventory amounts to their expected net realizable value. While we will continue to periodically review the costs of our materials compared to the estimated future selling prices, future reserves are not expected to be significant as the majority of our material purchases are now in greater quantities and in support of production schedule requirements.

  The improvement in gross margin from 1998 to 1999 was attributable primarily to increased shipments of our higher margin planar products and a significant shipment of modular products at favorable pricing terms.

 Research and Development Expenses

  Research and development expenses consist primarily of personnel and related costs associated with our product development efforts. These include costs for development of products and components, test equipment and related facilities. Gross research and development expenses increased 50% from $4.0 million in 1997 to $6.0 million in 1998. Our gross research and development expenses were $6.0 million in 1999. The increase from 1997 to 1998 reflected significant investments to develop our planar products and adapt our modular products for additional frequency ranges. These activities required us to substantially increase the size of our research and development staff by 52%, from 29 personnel at the end of 1997 to 44 at the end of 1998. In 1999 we further increased our research and development staff by 6 personnel. Partially offsetting this increase was a reassignment of 4 personnel to our customer support group and elimination of a senior management position. Some of our customers have provided funding to offset our development costs for specific products. Net of customer reimbursements, our research and development expenses increased 27% from $3.9 million in 1997 to $5.0 million in 1998 and decreased 2% to $4.9 million in 1999.

 Selling and Marketing Expenses

  Selling and marketing expenses consist of employee salaries and benefits, consultant fees, and expenses for advertising, travel, technical assistance, trade shows, and promotional and demonstration materials. Selling and marketing expenses increased 51% from $667,000 in 1997 to $1.0 million in 1998. Selling and marketing expenses remained at $1.0 million in 1999 as we transferred responsibility for sales and customer support from Texas to Massachusetts. Approximately $600,000 of the increase in selling and marketing expenses from 1997 to 1998 was attributable to our hiring of additional key personnel to enhance our relationships with major customers and prospects. From 1997 through 1998, we invested significantly in installation and demonstration of our equipment at various locations worldwide. Our selling and marketing expenses as a percentage of sales decreased from 42% in 1998 to 10% in 1999. This was the result of increasing sales by 307% while only adding three personnel to our selling and marketing organization.

 General and Administrative Expenses

  General and administrative expenses consist primarily of executive, administrative, human resources, quality assurance, management information systems and finance related costs. General and administrative expenses increased 84% from $1.1 million in 1997 to $2.0 million in 1998. General and administrative expenses increased 28% to $2.6 million in 1999. The increase in general and administrative expenses from 1997 to 1998 was attributable to the reconfiguration of facilities to expand our manufacturing and engineering operations. In addition, we began to implement a new integrated financial and management information system. We recorded charges of $125,000 and $77,000 in 1997 and 1998 due to a specific review of our patents. These patents related to previously divested businesses and we determined that there were no future expected royalties or other income streams related to these patents. For these patents, the remaining net book value was written off. As of December 31, 1998, there was no remaining book value for these patents. In 1999, we incurred expenditures of approximately $575,000 for recruiting and relocation, and we also continued spending on our new management information system. However, these costs were partially offset by the reassignment of personnel to selling and marketing.

 Other Income (Expense)

  Other income (expense) consists of interest earned on cash and cash equivalents offset by interest expense and miscellaneous non-operating expenses. Total other expense changed from $626,000 in expense in 1997 to $757,000 in income in 1998. Total other expense increased 164% to $484,000 in 1999. The change in other expense from 1997 to other income in 1998 was primarily due to the recognition of $997,000 in income related to the termination of a development contract with a customer. Interest expense in 1998 was $210,000 lower than in 1997 due to the repayment of the subordinated notes and bank line of credit. Interest expense increased in 1999 by $283,000 due to the amortization of $284,000 for a discount on subordinated promissory notes. Interest income increased by $193,000 from 1997 to 1998 due to the proceeds invested from the sale of Class D Preferred Stock completed in October 1997. Interest income increased by $39,000 in 1999 as a result of increased cash balances in the fourth quarter from the sale of Class E Preferred Stock completed in September 1999.

 Income Tax Benefit

  We have recorded an income tax benefit in 1997 and 1998 from continuing operations because the loss from continuing operations offsets income from discontinued operations. For 1997, the income tax benefit from continuing operations is net of additional tax expense of $264,000, due to an increase in the valuation allowance recorded against deferred tax assets. No tax benefit has been recorded in 1999 due to the uncertainty in deducting current losses against future taxable income.

Liquidity and Capital Resources

  Since 1997, we have financed our operations primarily through the sale of redeemable preferred stock and, to a much lesser extent, from cash generated by our discontinued operations. We have also issued subordinated notes and used equipment lease financing and bank lines of credit to provide cash. Our line of credit and long term debt agreements in effect at December 31, 1999 contain certain financial covenants of which the most restrictive are the maintenance of a minimum debt-to-equity ratio and various profitability requirements. The 1997 and 1998 events of default disclosed in the footnotes to the financial statements relate to the late reporting of audited year end financial results and failure to meet a profitability requirement. The line of credit related to the 1997 default was fully repaid and not renewed. We raised net proceeds of $9.9 million in 1997, $7.4 million in 1998 and $12.9 million in 1999 from the issuance of redeemable preferred stock.

  At December 31, 1999, we had cash and cash equivalents of $6.6 million. At December 31, 1999, we also had $500,000 of bank borrowings under our line of credit facility. This line of credit is collateralized by substantially all of our assets and expires on August 19, 2000. Interest is payable on the outstanding balance at a rate of prime plus 1% (prime was 8.5% at December 31, 1999). The agreement for the line of credit facility requires the Company to comply with certain covenants, including net income and tangible net worth. The Company was not in compliance with the net income covenant for the quarter ended December 31, 1999 and subsequently obtained a permanent amendment removing this covenant.

  At December 31, 1999, we had approximately $2.8 million in long-term debt, of which $612,500 is due through December 2000 with an interest rate of 10%, $350,000 is due through June 2003 with an interest rate of 10%, and $1,836,000 is due through April 2003 with an interest rate of 12%.

  At December 31, 1999, we had approximately $1.8 million in capital lease obligations, which are due through 2002.

  Cash used in operating activities in 1999 was $9.7 million compared to $8.5 million in 1998 and $426,000 in 1997. Cash used in operating activities has primarily represented funding of our net losses.

  Cash used in investing activities in 1999 was $2.5 million compared to $3.7 million in 1998 and $817,000 in 1997. In each period, these amounts related primarily to the purchase of equipment used in our manufacturing and research and development activities.

  Cash provided by financing activities in 1999 was $16.1 million compared to $4.5 million in 1998. Cash provided by financing activities was $10.3 million in 1997. The financing activities in 1999 consisted primarily of the sale of redeemable preferred stock and the issuance of term notes collateralized by equipment. In 1998 and 1997, financing activities consisted primarily of the issuance of redeemable preferred stock.

  Our future cash requirements will depend upon a number of factors, including the timing and level of research and development activities and sales and marketing campaigns, and our ability to significantly increase our manufacturing volumes. On February 2, 2000, the Company completed an initial public offering of its common stock. All 4,600,000 shares offered were primary shares and were sold at $17.00 per share for an aggregate price of $78.2 million. The net proceeds to the Company were approximately $71.2 million after underwriting discounts and commission and estimated offering costs. We believe that our cash and cash equivalent balances at December 31, 1999 and the proceeds from our initial public offering will provide sufficient capital to fund our operations for at least 12 months. Thereafter, we may require additional capital to fund our operations. In addition, from time to time we evaluate opportunities to acquire complementary technologies or companies. Should we identify any of these opportunities, we may need to raise additional capital to fund the acquisitions and our operations. There can be no assurance that additional financing will be available to us on favorable terms or at all.

Year 2000 Issues

  Many currently installed computer systems, software products and other devices may not properly recognize dates after December 31, 1999. This "year 2000" problem could result in product failures, system failures or miscalculations causing disruptions of operations. If the computer systems, software products and devices upon which we rely do not correctly process dates after December 31, 1999, our business could be adversely affected.

  State of Readiness--Products. We have reviewed all of our products and their components to determine whether they are date-sensitive. Based on our review, we do not believe there are any date-sensitive features in any of our products or their components. Accordingly, we believe our products, as well as our inventories of product components, are year 2000 compliant. Nothing has occurred since January 1, 2000 which has altered our belief.

  State of Readiness--Third Parties. Because we depend on third parties, such as single source suppliers, network system integrators and contract manufacturers, we have circulated written surveys to our material component suppliers regarding their internal year 2000 compliance. We have received and reviewed completed surveys from a majority of our component suppliers. The suppliers who responded to our survey stated that they believe they are year 2000 compliant or will be year 2000 compliant by December 31, 1999. We have also had discussions regarding year 2000 compliance with our network system integrator customers and selected third-party manufacturers we may engage, but have not received definite assurances that year 2000 problems will not materially affect their ability to do business with us. We did not know by December 31, 1999 and currently do not know the year 2000 readiness of all third parties with which we do business. However, we have experienced no material changes in our relationships with these third parties due to year 2000 problems.

  State of Readiness--Internal Systems. We have completed our evaluation of all of our internal systems for year 2000 compliance. These systems include our information technology systems, such as our financial systems, enterprise resource planning systems, network hardware, server and PC operating systems, and core software applications, including our design software. These systems also include our non-information technology systems, such as our telephone switches, security systems, and office and facilities equipment. In most cases, we obtained these systems from third parties, and our evaluation consisted of inquiries made to vendors to determine whether their products were year 2000 compliant. As a result of our evaluation, we replaced desktop computers and upgraded and tested our network software and several software applications. We believe that our critical internal systems are now year 2000 compliant. Nothing has occurred since January 1, 2000 which has altered our belief.

  Costs of Remediation. We estimate that the total costs that we incurred in order to comply with year 2000 requirements was approximately $30,000. This amount represents only our costs of upgrading or replacing software and hardware ahead of schedule in order to obtain year 2000 compliant versions. We do not separately track the internal costs of our year 2000 remediation efforts. These costs consist primarily of payroll expenses for our information systems personnel and selected research and development personnel.

  Risks and Contingency Plans--Products. Despite our review and experience, our products may contain year 2000 defects or use components with year 2000 defects. Our contingency plan is to re-design our products to be year 2000 compliant or to use year 2000 compliant components. This redesign process could be difficult and time-consuming, and the associated costs may be material. If components are not year 2000 compliant, we would have to replace our inventories of those components, and compliant alternatives may not be readily available. Moreover, we have represented to our customers that our products are year 2000 compliant. If our products are not year 2000 compliant, we could be liable for the damages caused by our erroneous representation, and we could also lose sales. These liabilities or lost sales could be significant, which could harm our business.

  Risks and Contingency Plans--Third Parties. We do not know the year 2000 readiness of our material suppliers that have not completed our survey. Moreover, the suppliers who returned our surveys may have been mistaken or untruthful in responding to the survey. If year 2000 problems disrupt the operations of our suppliers, we may be unable to obtain necessary components for our products. Because we lack alternative suppliers for certain components, we may be unable to develop contingency plans. Similarly, year 2000 problems that affect our network system integrators, or their network service provider customers, could cause them to reduce or defer purchases or deployments of our products. Because we depend on and have little or no control over our network system integrators, we are unable to develop contingency plans. We cannot predict the impact that year 2000 problems will have on our business relationships with other third parties, and do not have specific contingency plans for those third parties. These problems could harm our business. However, since January 1, 2000, we have experienced no material problems with suppliers, network system integrators, or other third parties due to year 2000 problems.

  Risks and Contingency Plans--Internal Systems. Because we believe our internal systems are year 2000 compliant, we have not developed and do not intend to develop any specific contingency plans for year 2000 problems that may arise with these systems. If we encounter a year 2000 problem with a critical system, the problem could severely disrupt our operations, damage our reputation, distract us from planned business activities and cause us to incur significant expenses to remedy the problem. We have not encountered any material problem with any critical internal system since January 1, 2000 due to year 2000 problems.

  Worst Case Scenario. We believe that our worst case scenario would be the inability of one or more of our key suppliers to deliver materials necessary for us to manufacture our products. This could lead to lost sales, which could harm our reputation and could prevent our products from gaining the market acceptance we need to be successful. We have not experienced any material disruption in our business since January 1, 2000 due to the inability of any of our key suppliers to deliver necessary materials to us due to year 2000 problems.

Disclosures About Market Risk

  The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are exposed to risks and uncertainties, many of which are out of our control. Actual results could vary materially as a result of a number of factors, including those discussed below in "Safe Harbor for Forward-Looking Statements."

  As of December 31, 1999, we had cash and cash equivalents of $6.6 million. Substantially all of these amounts consisted of highly liquid investments with remaining maturities at the date of purchase of less than 90 days. These investments are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the December 31, 1999 rates would cause the fair value of these short-term investments to decline by an insignificant amount. Due to the short duration of these investments, an immediate increase in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time will, however, reduce our interest income. As of March 17, 2000, the net IPO proceeds of approximately $71.2 million were invested in highly liquid, short-term investments and therefore are exposed to similar interest rate risk.

  We do not own any material equity investments. Therefore, we do not currently have any direct equity price risk.

  Currently, all sales to international customers are denominated in United States dollars and, accordingly, we are not currently exposed to foreign currency exchange rate risks.

Safe Harbor for Forward-Looking Statements

  This Annual Report on Form 10-K contains forward-looking statements as defined by federal securities laws which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, intentions, projections, future events or performance, underlying assumptions and other statements which are other than statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "projects," "potential," "continue," and other similar terminology or the negative of these terms. From time to time, we may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this Form 10-K, including those set forth below, and any other cautionary statements which may accompany the forward-looking statements. In addition, we undertake no obligation to update or revise any forward-looking statement to reflect events, circumstances or new information after the date of this Form 10-K or to reflect the occurrence of unanticipated events, and we disclaim any such obligation.

  We believe that the forward-looking statements included in this Form 10-K have a reasonable basis. However, forward-looking statements are only predictions and involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed or anticipated in the forward-looking statements. As a result, we cannot guarantee future results, levels of activity, performance or achievements and there can be no assurance that our expectations, beliefs or projections will result or be achieved or accomplished.

  In addition to other factors and matters discussed elsewhere herein and in our periodic reports and other filings made from time to time with the Securities and Exchange Commission, some of the important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements include the following:

  . Our customers are primarily a small number of network system integrators, and the loss of one or more of them could limit our ability to generate sales and adversely affect our business. We have no long-term purchase commitments or exclusive purchase agreements with these or any other customers. Because there are a relatively small number of network system integrators with the resources and technical expertise necessary to offer broadband point-to-multipoint wireless access systems, and because these network system integrators extensively test and evaluate products such as ours before making a purchase decision, we may be unable to replace our network system integrators quickly. Moreover, because we may be able to supply only a few network system integrators, we may be unable to reduce our dependence on a few customers. One network systems integrator, Newbridge Networks, accounted for 88% of our sales for the year ended December 31, 1999. On February 23, 2000, Newbridge announced that it had entered into a definitive agreement to be acquired by Alcatel. We cannot predict what effect, if any, the acquisition of Newbridge by Alcatel, if completed, would have on our business.

  . Our products include single-source and other critical components, and our inability to obtain these components could halt production and could hurt our sales and lower our margins. Further, our inability to obtain these components in the quantities and at the times we desire could hurt our ability to expand our business as rapidly as we would like. We operate without a substantial inventory of components and subsystems. We typically do not have any supply agreements of a term longer than one year with these vendors. Inability to develop alternative sources for these components or to obtain sufficient quantities of components could result in delays or reductions in product shipments. In the event of a reduction or interruption in the supply of a key component, a significant amount of time could be required to qualify alternative suppliers and receive an adequate flow of replacement components. Reconfiguration of our products to adapt to new components may also be required and could entail substantial time and expense. In addition, the process of manufacturing certain of these components is extremely complex, and our reliance on the suppliers of these components exposes us to potential production difficulties and quality variations, which could negatively affect the cost and timely delivery of our products.

  . We have incurred substantial losses and may not be profitable in the future. We cannot predict when we will become profitable. Our failure to achieve profitability within the time frame investors expect may cause the market price of our stock to decline.

  . Our sales and operating results are likely to fluctuate significantly and may fail to meet or exceed the expectations of securities analysts or investors, causing our stock price to fall. Factors that could cause our quarterly results to fluctuate include the timing and size of orders for our products, the mix of our product sales (which we expect will shift over time generally toward our less profitable customer premises equipment), the hiring and loss of personnel, our lengthy sales cycle which makes it difficult to predict our future business operations and make plans for the future, our manufacturing capacity constraints and our ability to fulfill orders, our inability to obtain components and test and manufacturing equipment at the times and in the quantities we need, the timing of our investments in additional manufacturing capacity, unforeseen additional charges related to our discontinued operations, unexpected poor line, assembly or test yields for our products, price competition, new product introductions by us or by our competitors, disruptions in delivery of products manufactured by subcontractors or of components or subsystems provided by third-party suppliers, seasonal factors that may affect capital spending by customers, such as the varying fiscal year ends of customers and the reduction in business during the summer months, political instability, regulatory developments, conditions affecting the telecommunications industry generally or general economic conditions, acquisitions and other factors described in this section.

  . We have only recently focused on the broadband point-to-multipoint wireless access market and, as a result, it is difficult to predict our future prospects in this market based on our limited history. Historically, our operations focused on a business segment that we discontinued in August, 1999. The commercial market for our broadband point-to-multipoint wireless access products did not emerge until recently. Therefore, there is limited financial data that can be used to evaluate our prospects in this market.

  . The failure of our network system integrators to sell broadband point-to-multipoint wireless access solutions that include our products would harm our sales. Even if our products meet all of our network system integrator needs, other factors may impede the success of their broadband point-to-multipoint wireless access solutions.

  . We may not be able to manufacture our products as quickly as our customers require. Currently we are not able to manufacture our products as quickly as our customers require. This manufacturing constraint could cause us to lose sales, damage our reputation, incur financial liabilities and jeopardize our long-term prospects.

  . We have only limited experience dealing with the type of highly specialized, third-party manufacturers we will need to engage, and our failure to obtain satisfactory performance from third-party manufacturers could cause us to lose sales. Few third-party manufacturers have the technical capabilities to meet our quality standards and production goals. Therefore, it may be difficult and time-consuming to engage an appropriate third-party manufacturer or manufacturers.

  . As our customers enter new markets, we sometimes have to adapt our products rapidly to the frequency and regulatory requirements that exist in those markets, and we may incur significant costs making the necessary modifications.

  . We may be unable to achieve the continuing cost reductions and technological improvements required for our products to remain competitive. The market for telecommunications products and services is subject to rapid technological change, evolving industry standards, rapid changes in customer requirements and frequent product and service introductions and enhancements. Market acceptance of our products, and our success, will depend in part on our ability to reduce the per-unit cost of our products. There can be no assurance that we will be able to keep pace with competitive pricing pressures or technological developments.

  . We expect to expand our operations significantly, and our failure to manage our expansion could lead to customer dissatisfaction, cost inefficiencies and lost sales opportunities. The expansion includes number of employees, geographic scope of our activities, and our product offerings. Our success will depend in part on our ability to hire, train, and retain additional qualified technical, management and sales personnel. We compete for such personnel with a number of other companies, many of which have substantially greater resources than us.

  . We expect to derive a substantial portion of our sales from international sources, and risks and difficulties associated with international operations could result in lower sales and less favorable terms with our network system integrators. These difficulties and risks include licenses, tariffs and other trade barriers imposed on products such as ours, political and economic instability, and compliance with a wide variety of complex laws and treaties relating to telecommunications equipment.

  . The loss of John Youngblood or any of our other executive officers or other key employees could impair our ability to implement our business plan successfully.

  . Our future success will depend in part on our ability to protect our proprietary product and manufacturing process designs and other proprietary technology. Our intellectual property rights, and our ability to enforce those rights, may be inadequate to prevent others from using our technology or substantially similar technology they may independently develop. Even if we are successful in enforcing our intellectual property rights, the costs and management distraction to do so could be substantial. If we do not enforce and protect our intellectual property, we could lose any competitive advantage we have. A significant portion of our proprietary technology is know-how, and employees with know-how may depart before transferring their know-how to other employees.

  . Claims by others that we have violated their intellectual property rights are very costly and time-consuming to defend. Further, such claims could prevent the sale of our products and cause us to pay damages.

  . Our future success is dependent in part upon the continued growth of the telecommunications industry, particularly with regard to the Internet, and of demand for high speed telecommunications products. There can be no assurance that this growth will continue or that the deregulation, privatization and economic globalization of the worldwide telecommunications market that has resulted in increased competition and escalating demand for new technologies and services will continue in a manner favorable to us. Regulatory and legislative changes could adversely affect our business.

  . The broadband point-to-multipoint wireless access industry is new and its future is uncertain. If significant demand for this technology does not develop, we will not be able to generate significant sales. Many factors will influence the success or failure of broadband wireless access technology, including its capacity to handle growing demands for faster transmission of increasing amounts of video, voice and data, its cost-effectiveness and performance compared to other forms of broadband access, whose prices and performance continue to improve, its reliability and security, whether the products can be manufactured in sufficient volume, its suitability for a sufficient number of geographic regions, the availability of sufficient frequencies for network service providers to deploy products at commercially reasonable rates, the availability on reasonable terms of sufficient site locations for network service providers to install products at commercially reasonable rates, and safety and environmental concerns regarding broadband wireless transmissions.

  . Many competing technologies may serve our target market, and if the broadband point-to-multipoint technology upon which our products is based does not succeed as a solution for broadband access, we would not be able to sustain or grow our business. Other high-speed solutions include digital subscriber lines, cable, fiber, other high-speed wire, satellite, and point-to-point wireless technologies.

  . The broadband point-to-multipoint wireless access industry is intensely competitive, and our failure to compete effectively could hurt our sales and reduce our margins. A number of large telecommunications equipment suppliers, such as Alcatel, Ericsson and Nortel Networks, as well as a number of smaller companies, have developed or are developing products that compete with ours. Many of our competitors are substantially larger than we are and have significantly greater financial, sales, technical, manufacturing and other resources.

  . The market price of our common stock is likely to be volatile. Potential reasons for volatility include our financial performance or the performance of our competitors, technological innovations or other trends in our industry, successes or failures at significant product evaluations or site demonstrations, the introduction of new products by us or our competitors, the arrival or departure of key personnel, acquisitions, strategic alliances or joint ventures involving us or our competitors, changes in estimates of our performance or recommendations by securities analysts, decisions by major participants in the communications industry, decisions by investors to de-emphasize investment categories, groups or strategies that include our company or industry, and market conditions in the industry, the financial markets and the economy as a whole.

  . Future sales of common stock by our existing stockholders could cause our stock price to fall. In February 2000 we completed the initial public offering of our common stock. In connection with that initial public offering, substantially all of our pre-initial public offering stockholders signed an agreement not to transfer their securities for a period of 180 days after the initial public offering. Our underwriters could waive these lock-up restrictions at any time. The lock-up restriction is scheduled to expire on July 30, 2000 at which time substantial additional amounts of our common stock could be sold in the public market. This could cause the market price of our common stock to fall. Similarly the perception among investors that these sales will occur could produce the same effect. Sales of shares received upon exercise of our outstanding warrants will become available for sale in the public market pursuant to Rule 144. We have filed a registration statement on Form S-8 pursuant to which we registered 3,729,724 shares of our common stock that may be issued pursuant to the exercise of our outstanding stock options and stock options that we may grant in the future. The exercise of outstanding warrants and options will result in dilution to holders of our common stock. The sale of shares issued upon exercise of warrants or options could cause our stock price to fall.

  . We have anti-takeover defenses that could discourage, delay or prevent an acquisition of our company, which could depress our stock price or lessen any premium over market price that an acquirer might otherwise pay.

  . If we cannot raise the additional capital we may need on acceptable terms, we may not achieve our business goals. We believe that our cash on hand and borrowings under our credit facility will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. After that, we may need to raise additional funds, and additional financing may not be available on favorable terms, if at all.

  . Our business and financial condition and the market price of our common stock may be adversely affected by our acquisition of, or significant investment in, companies, products or technologies that we believe are complementary. There can be no assurance that we would be successful in overcoming the risks and other issues typically encountered in any such transactions, including the difficulties associated with assimilating the personnel, technology and operations of acquired companies, the potential disruption of our ongoing business, and the risks that we will otherwise not realize the expected benefits of the transactions. Furthermore, future transactions could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities or amortization expenses related to goodwill and other intangible assets.

  . Our business and financial condition could be adversely affected by warranty or product liability claims. Products as complex as ours frequently contain undetected errors, defects or failures, especially when first introduced or when new versions are released. The occurrence of such errors, defects or failures could result in product returns and other losses to us or our customers. Such occurrence could also result in the loss of or delay in market acceptance of our products. Due to the relatively recent introduction of many of our products, we have limited experience with the problems that could arise with these products.

  . The lease for our two buildings in South Deerfield, Massachusetts expires in September 2000. Further we believe that we will need additional space to expand our operations. We are investigating alternatives to obtain that space, including expanding our current facilities and extending the lease, moving to a new location, and building new facilities. There can be no assurance that we will be able to locate and occupy that space in a timely manner or that expansion or relocation will not result in undue expense or disruption to our business.

  . Although we believe that our products and business will not be substantially affected by the advent of the year 2000 and that we have no significant exposure to liabilities related to the year 2000 issues for the products we have sold, we cannot be sure that we will not experience negative consequences caused by the inability of our products, our internal systems or the systems of other parties on which we rely to properly manage and manipulate data relating to year 2000 concerns.

  Many of the factors described above are described in more detail under the heading "Risk Factors" in our registration statement on Form S-1, SEC file number 333-87885. Copies of this registration statement may be obtained from us upon request to our Clerk at Telaxis Communications Corporation, 20 Industrial Drive East, South Deerfield, MA 01373.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

  See Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations, Disclosures about Market Risk.

Item 8. Financial Statements and Supplementary Data.

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Accountants..........................................  29
Balance Sheets.............................................................  30
Statements of Operations and Comprehensive Loss............................  31
Statements of Changes in Stockholders' Deficit.............................  32
Statements of Cash Flows...................................................  33
Notes to Financial Statements..............................................  34

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Telaxis Communications Corporation

  In our opinion, the accompanying balance sheets and the related statements of operations and comprehensive loss, of changes in stockholders' deficit and of cash flows present fairly, in all material respects, the financial position of Telaxis Communications Corporation (formerly known as Millitech Corporation, the "Company") at December 31, 1999, 1998, and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PricewaterhouseCoopers LLP

February 23, 2000

                       TELAXIS COMMUNICATIONS CORPORATION

                                 BALANCE SHEETS
                       (in thousands, except share data)

                                             December 31,            Pro Forma
                                      ----------------------------  December 31,
                                        1997      1998      1999        1999
                                      --------  --------  --------  ------------
                                                                    (unaudited--
                                                                    see note 1)
Assets
Current assets
 Cash and cash equivalents..........  $ 10,294  $  2,635  $  6,603    $  6,603
 Accounts receivable, less allowance
  for doubtful accounts ($210 in
  1997; $368 in 1998; $57 in 1999)..     2,744     3,013     2,900       2,900
 Contracts in progress..............        85       139       --          --
 Inventories........................     3,162     3,093     7,101       7,101
 Net assets to be disposed of.......       --        --      1,954       1,954
 Other current assets...............        96        97       170         170
                                      --------  --------  --------    --------
 Total current assets...............    16,381     8,977    18,728      18,728
 Property, plant and equipment,
  net...............................     3,430     5,922     6,444       6,444
 Patents and intangible assets, net
  of accumulated amortization.......       121       --        --          --
 Other assets.......................       127        56       125         125
                                      --------  --------  --------    --------
 Total assets.......................  $ 20,059  $ 14,955  $ 25,297    $ 25,297
                                      ========  ========  ========    ========
Liabilities, Redeemable Preferred
 Stock and Stockholder's (Deficit)
 Equity
Current liabilities
 Line of credit.....................  $  1,500  $    --   $    500    $    500
 Accounts payable...................     2,268     2,209     4,305       4,305
 Customer prepayments...............     1,028       204       285         285
 Accrued expenses...................     1,968     2,060     2,280       2,280
 Income taxes payable...............        53        41        39          39
 Current maturities of long-term
  debt..............................       508       379     1,149       1,149
 Current maturities of capital lease
  obligations.......................       617       813       982         982
                                      --------  --------  --------    --------
 Total current liabilities..........     7,942     5,706     9,540       9,540
Long-term debt......................       729       350     1,578       1,578
Capital lease obligations...........       961       697       807         807
                                      --------  --------  --------    --------
 Total liabilities..................     9,632     6,753    11,925      11,925
                                      --------  --------  --------    --------
Commitments and contingencies
Redeemable Preferred Stock
 Redeemable preferred stock, Class
  A, $.01 par value; $3.25
  redemption value; authorized
  3,090,323 shares (3,270,000 in
  1997); issued and outstanding
  3,045,696 shares..................     9,899     9,899     9,899         --
 Redeemable preferred stock, Class
  B, $.01 par value; $3.25
  redemption value; authorized
  789,677 shares (1,250,000 in
  1997); issued and outstanding
  789,677 shares....................     2,566     2,566     2,566         --
 Redeemable preferred stock, Class
  C, $.01 par value; authorized 0
  shares (400,000 in 1997); none
  issued............................       --        --        --          --
 Redeemable preferred stock, Class
  D, $.01 par value; $1.80
  redemption value; authorized
  7,200,000 shares; issued and
  outstanding 7,200,000 shares......    12,960    12,960    12,960         --
 Redeemable preferred stock, Class
  E, $.01 par value; $2.25
  redemption value; authorized
  11,000,000 shares in 1999 and
  4,000,000 shares in 1998; issued
  and outstanding 9,941,508 shares
  in 1999, 3,274,841 shares in
  1998..............................       --      7,368    22,368         --
                                      --------  --------  --------    --------
                                        25,425    32,793    47,793         --
Stockholders' (Deficit) Equity
 Preferred stock, $.01 par value;
  4,500,000 shares authorized in
  1999; none issued.................       --        --        --          --
 Common stock, $.01 par value;
  authorized 100,000,000 shares in
  1999, 25,000,000 shares in 1998
  and 20,000,000 in 1997; issued and
  outstanding 843,872 shares in
  1999, 987,920 shares in 1998 and
  983,394 shares in 1997............        10        10         8         113
 Additional paid-in capital.........       733       669     1,224      48,912
 Note receivable....................       --        --       (281)       (281)
 Accumulated deficit................   (15,741)  (25,270)  (35,205)    (35,205)
 Deferred stock compensation........       --        --       (167)       (167)
                                      --------  --------  --------    --------
 Total stockholders' (deficit)
  equity............................   (14,998)  (24,591)  (34,421)     13,372
                                      --------  --------  --------    --------
 Total liabilities, redeemable
  preferred stock and stockholders'
  (deficit) equity..................  $ 20,059  $ 14,955  $ 25,297    $ 25,297
                                      ========  ========  ========    ========

   The accompanying notes are an integral part of these financial statements.

                       TELAXIS COMMUNICATIONS CORPORATION

                STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     (in thousands, except per share data)

                                                     Year ended December 31,
                                                     -------------------------
                                                      1997     1998     1999
                                                     -------  -------  -------
Sales..............................................  $ 1,733  $ 2,386  $ 9,720
Cost of sales......................................    2,755    7,517    9,041
                                                     -------  -------  -------
Gross margin (loss)................................   (1,022)  (5,131)     679
Operating expenses
  Research and development, net....................    3,926    4,993    4,870
  Selling and marketing............................      667    1,006    1,005
  General and administrative.......................    1,111    2,042    2,613
                                                     -------  -------  -------
    Total operating expenses.......................    5,704    8,041    8,488
                                                     -------  -------  -------
Operating loss.....................................   (6,726) (13,172)  (7,809)
                                                     -------  -------  -------
Other income (expense)
  Interest and other expense.......................     (683)    (473)    (756)
  Income from contract cancellation................      --       997      --
  Interest and other income........................       57      233      272
                                                     -------  -------  -------
    Total other income (expense)...................     (626)     757     (484)
                                                     -------  -------  -------
Loss from continuing operations before income tax-
 es................................................   (7,352) (12,415)  (8,293)
Income tax benefit.................................     (640)  (1,162)     --
                                                     -------  -------  -------
Loss from continuing operations....................   (6,712) (11,253)  (8,293)
                                                     -------  -------  -------
Discontinued operations:
  Income from operations of MMWP segment, net of
   taxes...........................................    1,342    1,724      258
  Loss on disposition of MMWP segment..............      --       --    (1,900)
                                                     -------  -------  -------
Income (loss) from discontinued operations.........    1,342    1,724   (1,642)
                                                     -------  -------  -------
Net loss and comprehensive loss....................  $(5,370) $(9,529) $(9,935)
                                                     =======  =======  =======
Basic and diluted earnings (loss) per share from:
  Continuing operations............................  $(14.16) $(22.87) $(13.68)
                                                     -------  -------  -------
  Discontinued operations..........................  $  2.83  $  3.50  $ (2.71)
                                                     -------  -------  -------
  Net loss.........................................  $(11.33) $(19.37) $(16.39)
                                                     =======  =======  =======
Shares used in computing basic and diluted earnings
 (loss) per share..................................      474      492      606
                                                     =======  =======  =======

   The accompanying notes are an integral part of these financial statements.

                       TELAXIS COMMUNICATIONS CORPORATION

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                       (in thousands, except share data)

                           Common Stock    Additional
                          ----------------  Paid-in      Note      Unearned   Accumulated
                           Shares   Amount  Capital   Receivable Compensation   Deficit    Total
                          --------  ------ ---------- ---------- ------------ ----------- --------
Balances, December 31,
 1996...................   897,694   $  9    $  802     $ --        $ --       $(10,371)  $ (9,560)
Exercise of common stock
 options................    85,700      1        42       --          --            --          43
Other...................       --     --       (111)      --          --            --        (111)
Net loss................       --     --        --        --          --         (5,370)    (5,370)
                          --------   ----    ------     -----       -----      --------   --------
Balances, December 31,
 1997...................   983,394     10       733       --          --        (15,741)   (14,998)
Exercise of common stock
 options................     4,526    --          2       --          --            --           2
Other...................       --     --        (66)      --          --            --         (66)
Net loss................       --     --        --        --          --         (9,529)    (9,529)
                          --------   ----    ------     -----       -----      --------   --------
Balances, December 31,
 1998...................   987,920     10       669       --          --        (25,270)   (24,591)
Sale of common stock....   229,074      2       522      (281)       (225)          --          18
Issuance of preferred
 stock warrants.........       --     --        140       --          --            --         140
Issuance of common stock
 warrants...............       --     --        266       --          --            --         266
Exercise of common stock
 options................   427,526      4       219       --          --            --         223
Exercise of warrants....    39,150    --         19       --          --            --          19
Amortization of unearned
 compensation...........       --     --        --        --           58           --          58
Offering costs..........       --     --       (780)      --          --            --        (780)
Other...................       --     --        161       --          --            --         161
Net loss................       --     --        --        --          --         (9,935)    (9,935)
Reverse stock split.....  (839,798)    (8)        8       --          --            --         --
                          --------   ----    ------     -----       -----      --------   --------
Balances, December 31,
 1999...................   843,872   $  8    $1,224     $(281)      $(167)     $(35,205)  $(34,421)
                          --------   ----    ------     -----       -----      --------   --------


   The accompanying notes are an integral part of these financial statements.

                       TELAXIS COMMUNICATIONS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                           December 31,
                                                      -------------------------
                                                       1997     1998     1999
                                                      -------  -------  -------
Cash flows from operating activities
 Net loss...........................................  $(5,370) $(9,529) $(9,935)
 Adjustments to reconcile net loss to net cash
  utilized by operating activities:
  Depreciation and amortization.....................    1,563    2,076    2,808
  Loss on disposition of MMWP segment...............      --       --     1,900
  Non-cash compensation expense.....................      --       --       290
  Loss on the disposal of property and equipment....      --       --        21
  Deferred income taxes.............................      277      --       --
  Changes in assets and liabilities
  Accounts receivable...............................     (161)    (269)  (1,198)
  Contracts in progress.............................      449      (54)      40
  Inventories.......................................      220       69   (6,557)
  Other current assets..............................       31       (1)     (28)
  Accounts payable and accrued expenses.............    1,911       32    2,721
  Customer prepayments..............................      601     (824)     328
  Income taxes payable..............................       53      (13)      (2)
                                                      -------  -------  -------
  Net cash utilized by operating activities.........     (426)  (8,513)  (9,612)
                                                      -------  -------  -------
Cash flows from investing activities
 Additions to property and equipment................     (778)  (3,706)  (2,409)
 Reduction (addition) to other assets...............      (39)      20     (104)
                                                      -------  -------  -------
  Net cash utilized by investing activities.........     (817)  (3,686)  (2,513)
                                                      -------  -------  -------
Cash flows from financing activities
 Proceeds from note payable.........................      --       --     2,000
 Net (repayment) borrowing under line of credit.....      500   (1,500)     500
 Proceeds from long-term debt.......................    1,000      --     2,401
 Repayments of long-term debt and capital lease.....     (994)  (1,264)  (1,217)
 Issuance of common stock upon exercise of options
  and warrants......................................       43        2      242
 Issuance of redeemable preferred stock.............    9,917    7,368   13,000
 Stock issuance costs...............................     (111)     (66)    (833)
 Addition to other assets...........................      (31)     --       --
                                                      -------  -------  -------
  Net cash provided by financing activities.........   10,324    4,540   16,093
                                                      -------  -------  -------
Net increase (decrease) in cash and cash
 equivalents........................................    9,081   (7,659)   3,968
Cash and cash equivalents at beginning of period....    1,213   10,294    2,635
                                                      -------  -------  -------
Cash and cash equivalents at end of period..........  $10,294  $ 2,635  $ 6,603
                                                      =======  =======  =======
Supplemental disclosure of cash flow information
 Cash paid (received) during the period for
  Income tax refund received........................  $   (62) $   --   $   --
  Interest paid.....................................      615      240      361
 Non-cash investing and financing activities:
  Equipment acquired under capital leases...........    1,781      689    1,164
  Conversion of notes and accrued interest to
   preferred stock..................................    3,043      --       --
  Issuance of preferred stock for subordinated
   promissory note..................................      --       --     2,000
  Note receivable for issuance of common stock......      --       --       281

   The accompanying notes are an integral part of these financial statements.

                      TELAXIS COMMUNICATIONS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

  We develop and supply broadband point-to-multipoint wireless access equipment used by network service providers to deliver integrated voice, video and data services to business and residential customers. We sell our products primarily to network system integrators that include our products in broadband wireless systems sold to network service providers.

  We commenced operations in 1982 and have derived the significant majority of our sales from our millimeter-wave products business segment. In August 1999, we adopted a plan to focus all of our resources on our broadband point-to-multipoint wireless access business segment and to dispose of the millimeter-wave products segment. As a result, we have presented the operations of the millimeter-wave products segment as a discontinued operation in our financial statements (see Note 2).

  On October 13, 1999, the stockholders voted to change the name of the Company from Millitech Corporation to Telaxis Communications Corporation. The stockholders also voted to amend the automatic conversion provisions for the Class A Preferred Stock, Class B Preferred Stock and Class D Preferred Stock by reducing the minimum public offering price upon an initial public offering of the Company's stock required to trigger automatic conversion to common stock from $9.75 per share to $4.50 per share.

 Pro Forma Balance Sheet (Unaudited)

  The outstanding shares of the Company's preferred stock Class A, B, D and E automatically convert to common stock upon a public offering resulting in gross proceeds of at least $15,000,000 and with an offering price of at least $4.50 per share. All of our outstanding preferred stock converted into common stock upon the closing of our initial public offering on February 7, 2000. These conversions have been reflected in the unaudited pro forma balance sheet as of December 31, 1999.

 Cash and Cash Equivalents

  The Company considers highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

 Revenue Recognition

  Sales under short-term contracts and for stock items are recognized when deliveries are made. Sales under cost-reimbursement contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs.

  Sales under certain fixed-price and fixed-price incentive contracts are recorded utilizing the percentage of completion method, in which costs and estimated gross margin are recorded as the work is performed. Income is accrued based upon the percentage that costs incurred to date bear to estimated total costs after giving effect to the most recent estimates of costs and funding at completion.

  Fees under certain contracts may be increased or decreased under cost or performance incentive provisions which measure actual performance against established targets or specific criteria. Incentive fee awards or penalties are included in sales or cost of sales at the time the amounts can be reasonably determined.

  As some contracts extend over one or more years, revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which the facts which require the revision become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss on the contract is accrued.

 Concentrations of Credit Risk

  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade accounts receivable. The Company places its cash investments with high-quality financial institutions. The Company extends credit to its customers based on an evaluation of the customer's financial condition and history and generally does not require collateral. The Company has historically incurred minimal credit losses. Approximately 24% and 27% of accounts receivable at December 31, 1997 and 1998 are due from customers who each comprise more than 10% of the total outstanding accounts receivable. At December 31, 1999 approximately 92% of accounts receivable was due from one customer.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Comprehensive Income

  Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. For the years ended December 31, 1997, 1998 and 1999, comprehensive loss equaled net loss.

 Research and Development

  The Company incurs research and development costs in the exploration of commercially viable applications of its millimeter-wave and microwave technology.

  The Company also incurs research and development costs under customer-funded contracts. Costs of approximately $1,640,000, $1,727,000 and $1,155,600 are recorded net of the associated customer funding of $67,000, $986,000 and $1,068,000 in the years ended December 31, 1997, 1998 and 1999, respectively. Significant terms of customer-funded research and development arrangements include granting the customer a non-exclusive, royalty-free right and license to use and distribute the product and its related sales and technical literature that is developed by the Company under the agreement. The Company is not obligated to repay any of the funds received under these contracts.

 Inventories

  Inventories are stated at the lower of cost (standard cost, which approximates actual) or market. During 1998, the Company recorded a related reserve of approximately $1,068,000 to adjust inventory to its net realizable value.

 Property, Plant and Equipment

  Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets as follows:

        Asset                                                          Life
        -----                                                      -------------
     Machinery and equipment...................................... 3 to  7 years
     Furniture and fixtures....................................... 7 to 10 years
     Leasehold improvements....................................... 5 to 10 years
     Equipment under capital leases............................... 5 to  7 years

  Leasehold improvements and equipment under capital leases are amortized over the lesser of the life of the lease or the useful lives of the improvements or equipment.

  When assets are sold or retired, the related cost and accumulated depreciation are removed from their respective accounts and any resulting gain or loss is included in income.

 Patents and Intangible Assets

  Patents and intangible assets are recorded at cost and are amortized using the straight-line method over 10 years.

  Under Financial Accounting Standards Board ("FASB") Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company reviews long-lived assets and certain identifiable intangibles for impairment at each reporting date based on the expected future cash flows of the assets compared to the carrying value of the asset. To the extent that such carrying value exceeds expected future cash flows, a writedown in intangibles is recorded. The Company recorded charges of $125,000 and $76,664 for the years ended December 31, 1997 and 1998, as a result of a specific review of our patents. These patents related to previously divested businesses and the Company determined that there were no future expected royalties or other income streams related to these patents. For these patents, the remaining net book value was written off. As of December 31, 1998, there was no remaining book value for these patents.

 Income Taxes

  Deferred tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

  In the accompanying statement of operations, the Company has recorded an income tax expense attributable to discontinued operations based upon its pretax income. Since the Company's continuing losses exceed its income from discontinued operations, an income tax benefit has been recorded against continuing operations only to the extent of the income tax expense attributable to discontinued operations in accordance with SFAS No. 109, Accounting for Income Taxes. Tax expense also includes the impact of any changes in deferred tax assets and liabilities.

 Reverse Stock Split

  On December 16, 1999, the stockholders voted to effect a one for two reverse split of the Company's outstanding common stock effective as of that date. The terms of the then-outstanding preferred stock, preferred stock warrants, common stock options and common stock warrants provide for a similar one for two adjustment on their conversion and exercise amounts and prices, respectively. The December 31, 1999 balance sheet and the accompanying shares outstanding, the per share earnings (loss) amounts for the years ended December 31, 1997, 1998 and 1999 and the footnote disclosures related to common stock warrants and options have been adjusted to reflect this reverse stock split.

 Earnings Per Share

  Earnings per share has been computed by dividing the loss from continuing operations, income (loss) from discontinued operations and net loss by the weighted average common shares outstanding. No effect has been given to the exercise of common stock options, stock warrants, convertible notes, and redeemable preferred stock, since the effect would be antidilutive on continuing operations for all reporting periods. The following table presents the calculation of historical per share amounts (in thousands, except per share data):

                                                   Year ended December 31,
                                                   --------------------------
                                                    1997      1998     1999
                                                   -------  --------  -------
   Historical:
     Loss from continuing operations.............. $(6,712) $(11,253) $(8,293)
                                                   =======  ========  =======
     Weighted average shares of common stock
      outstanding.................................     474       492      606
                                                   =======  ========  =======
     Basic and diluted loss per shares from
      continuing operations....................... $(14.16) $ (22.87) $(13.68)
                                                   =======  ========  =======
     Income (loss) from discontinued operations... $ 1,342  $  1,724  $(1,642)
                                                   =======  ========  =======
     Weighted average shares of common stock
      outstanding.................................     474       492      606
                                                   =======  ========  =======
     Basic and diluted income (loss) per share
      from discontinued operations................ $  2.83  $   3.50  $ (2.71)
                                                   =======  ========  =======
     Net loss..................................... $(5,370) $ (9,529) $(9,935)
                                                   =======  ========  =======
     Weighted average shares of common stock
      outstanding.................................     474       492      606
                                                   =======  ========  =======
     Basic and diluted net loss per share......... $(11.33) $ (19.37) $(16.39)
                                                   =======  ========  =======

 Derivative Instruments

  In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires recognition of all derivatives at fair value in the financial statements. FASB Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, defers implementation of Statement No. 133 until fiscal years beginning after June 15, 2000. The Company has reviewed Statement No. 133 and believes that, upon implementation, the standard will not have a significant effect on its financial statements.

 Reclassification

  Certain prior years amounts have been reclassified to conform to the current year's presentation.

2. Discontinued Operations

  In August 1999, the Board of Directors voted and authorized management to dispose of the Company's millimeter-wave products (MMWP) business segment. This segment consists of the development and manufacture of millimeter-wave components and assemblies, including antennas and quasi-optical products, multiplexer products, and passive waveguide products.

  Accordingly, the Company has restated its historical financial statements to present the MMWP segment's operating results as a discontinued operation. The results of the MMWP operations, including provisions for termination costs, employee benefits, estimated losses during the phase-out period of $600,000 and an estimated loss on disposal of $1,300,000 resulting from the write-down of inventory and equipment, have been segregated from continuing operations and reported as a separate line item in the statement of operations and comprehensive loss. The Company sold the MMWP business segment during February 2000.

  The assets and liabilities of the MMWP segment at December 31, 1999, consisting primarily of accounts receivable, inventories, equipment, accounts payable and accrued expenses, have been segregated as net assets to be disposed of in the amount of $1,954,000 in the accompanying balance sheet.

  Sales for the MMWP segment were $14,686,000, $12,211,000 and $8,312,000 for the years ended December 31, 1997, 1998 and 1999, respectively. The provision for income taxes was $904,000, $1,162,000 and $0 for the years ended December 31, 1997, 1998 and 1999, respectively.

3. Contracts in Process

  Contracts in process consist of the following (in thousands):

                                                         December 31,
                                                    -------------------------
                                                      1997      1998    1999
                                                    --------  --------  -----
   Costs and estimated profit or loss on
    uncompleted contracts.......................... $ 10,618  $ 13,488  $ --
   Less billings to date...........................  (10,533)  (13,349)   --
                                                    --------  --------  -----
                                                    $     85  $    139  $ --
                                                    ========  ========  =====

  Unbilled amounts are recorded on the percentage of completion method and are recoverable upon shipment of the product, presentation of billings, or completion of the contract.

4. Inventories

  Inventories consist of the following (in thousands):

                                                               December 31,
                                                           --------------------
                                                            1997   1998   1999
                                                           ------ ------ ------
   Work in process........................................ $  997 $  918 $3,749
   Parts and subassemblies................................  2,165  2,175  3,352
                                                           ------ ------ ------
                                                           $3,162 $3,093 $7,101
                                                           ====== ====== ======

5. Property, Plant and Equipment

  Property, plant and equipment consist of the following (in thousands):

                                   December 31,
                             --------------------------
                              1997      1998     1999
                             -------  --------  -------
   Machinery and
    equipment..............  $ 7,841  $ 10,962  $ 9,803
   Furniture and fixtures..      622       740      679
   Leasehold improvements..    1,508     1,980    1,970
   Equipment under capital
    leases.................    2,785     3,469    3,469
                             -------  --------  -------
                              12,756    17,151   15,921
   Less accumulated
    depreciation and
    amortization...........   (9,326)  (11,229)  (9,477)
                             -------  --------  -------
                             $ 3,430  $  5,922  $ 6,444
                             =======  ========  =======

  The net book value of all equipment under capital leases was approximately $1,581,000, $1,487,000 and $1,677,000 at December 31, 1997, 1998 and 1999,
respectively.

  Depreciation expense for the years ended December 31, 1997, 1998 and 1999 was approximately $1,393,000, $1,903,000 and $2,482,000, respectively.

6. Accrued Expenses

  Accrued expenses consist of the following (in thousands):

                                                              December 31,
                                                          --------------------
                                                           1997   1998   1999
                                                          ------ ------ ------
   Accrued payroll, commissions and related expenses..... $  909 $1,002 $  978
   Accrued warranty expense..............................    342    492    530
   Accrued contract costs................................    647    334    518
   Other accrued expenses................................     70    232    254
                                                          ------ ------ ------
                                                          $1,968 $2,060 $2,280
                                                          ====== ====== ======

7. Lines of Credit

  Lines of credit at December 31, 1997 consisted of a collateralized line of credit of $1,500,000. Collateral for the line of credit consisted of all assets of the Company. The maximum amount that could be borrowed under this agreement was limited to 80% of bank-approved domestic accounts receivable plus 75% of bank-approved international accounts receivable. Interest accrued at the rate of prime plus 1% (Prime was 8.5% at December 31, 1997). The line of credit expired on October 31, 1998 and was not renewed by the Company.

  In August 1999, the Company entered into a revolving line of credit agreement with a bank. The agreement provides for an initial borrowing of up to $1,000,000, which is increased by $500,000 upon the Company's raising an additional $3,000,000 in stockholders' equity and increased by $500,000 upon receipt of a machinery and equipment appraisal, for a total amount available of $2,000,000. Interest is payable on the outstanding balance of the line at prime plus 1%. Prime was 8.5% at December 31, 1999. The line is collateralized by substantially all of the assets of the Company and expires on August 19, 2000. The agreement requires the Company to comply with certain covenants including net income and tangible net worth. The Company was not in compliance with the net income covenant at December 31, 1999 and obtained a permanent amendment removing this covenant. At December 31, 1999, $500,000 was outstanding under this line of credit.

  In connection with the revolving line of credit agreement, the bank received a warrant to purchase 44,445 shares of the Company's Class E preferred stock at $2.25 per share (see Note 14). The warrants were recorded at their fair market value of $71,699 resulting in debt issuance costs of $71,699. These costs will be amortized over the one year term of the line of credit. The warrant expires in August 2006.

8. Notes Payable

  In April 1999, the Company received $1,000,000 in proceeds from subordinated promissory notes to certain preferred stockholders, common stockholders, officers and directors as bridge financing. The notes bore interest at 9.75% and were payable at the earlier of December 31, 1999 or the sale of equity securities of the Company of at least $5,000,000. The note holders received warrants for the purchase of 100,000 shares of the Company's common stock at an exercise price of $1.00 per share (see Note 14). The warrants were recorded at their fair value of $72,012 resulting in a discount to the notes of $72,012. This discount was fully amortized as interest expense when the notes were refinanced in September 1999. The warrants expire in July 2007.

  In July 1999, the Company received an additional $1,000,000 in proceeds from subordinated promissory notes issued to certain preferred stockholders, common stockholders, officers and directors as bridge financing. The notes bore interest at 9.75% and were to be paid in full on the earlier of December 31, 1999 or the sale of the Company's equity securities having an aggregate sales price of at least $5,000,000. The note holders received warrants for the purchase of 100,000 shares of the Company's common stock at $1.00 per share (see Note 14). The warrants were recorded at their fair value of $178,712 resulting in a discount to the notes of $178,712. This discount was fully amortized as interest expense when the notes were refinanced in September 1999. The warrants expire in July 2007.

  The subordinated promissory notes required repayment on the earlier of December 31, 1999 or at the time of sale of at least $5,000,000 of equity securities. In September 1999, at the noteholders' election, $2,000,000 of such notes were repaid through the issuance of $2,000,000 of Class E preferred stock (888,889 shares with a value of $2.25 per share).

9. Long-Term Debt

  Long-term debt consists of the following (in thousands):

                                                            December 31,
                                                        ----------------------
                                                         1997   1998    1999
                                                        ------  -----  -------
   Uncollateralized subordinated note, due December
    2000, quarterly principal payments of $87,500 with
    interest at 10%.................................... $1,138  $ 700  $   612
   Uncollateralized subordinated note, due June 2003,
    monthly principal payments of $8,333 with interest
    at 10% (see Note 14)...............................     99     29      350
   Collateralized equipment notes, due April 2003 and
    November 2003, monthly principal and interest
    payments of $48,612, with interest at 12%..........    --     --     1,836
                                                        ------  -----  -------
                                                         1,237    729    2,798
   Less unamortized debt discount......................    --     --       (71)
   Less current portion................................   (508)  (379)  (1,149)
                                                        ------  -----  -------
                                                        $  729  $ 350  $ 1,578
                                                        ======  =====  =======

  The maturities of long-term debt outstanding are as follows (in thousands):

                                                                    December 31,
                                                                        1999
                                                                    ------------
   2000............................................................    $1,170
   2001............................................................       592
   2002............................................................       634
   2003............................................................       402
                                                                       ------
                                                                       $2,798
                                                                       ======

  During 1997, the Company issued subordinated convertible notes totaling $1,000,000. In conjunction with these notes, the Company issued a total of 600,000 common stock warrants (see Note 20). In 1997, the $1,000,000 subordinated convertible notes and $2,000,000 subordinated convertible notes issued previously, together with accrued interest of $43,000, were converted into 1,690,656 shares of Class D redeemable preferred stock (see Notes 13 and 14).

  In May 1999, the Company entered into a senior loan and security agreement which provides for the issuance of up to $2,000,000 in promissory notes. As of December 31, 1999, $1,836,000 in promissory notes were outstanding against this agreement. The notes are collateralized by machinery, equipment, intangible and other assets of the Company. The notes require an additional interest compensation payment at the end of the term of the notes. The payment, at the option of the Company, is either 12.5% of the original principal of the note, or six months of payments in the amount of 2.43% of the original principal of the note. In conjunction with these notes, the Company issued 44,445 Class E preferred stock warrants which expire in May 2006 (see
Note 14). The warrants were recorded at their fair value of $68,787 resulting in a discount to the notes of $68,787. This discount will be amortized over the term of the notes of four years and amounted to $10,747 during 1999.

  In June 1999, the Company paid the balance of its uncollateralized subordinated note due June 1999 and issued a new uncollateralized subordinated note due June 2003 to the same lender totaling $400,000. The previous note due June 1999 required monthly payments of $5,833 with interest at 10%. In conjunction with the new note due June 2003, the Company issued 20,000 common stock warrants that expire July 2007 (see Note 14). The warrants were recorded at their fair value of $14,977 resulting in a discount to the note of $14,977. This discount will be amortized over the term of the note of four years and amounted to $2,028 during 1999. The Company also extended the duration of the lender's outstanding Class A preferred stock warrants to June 2003.

  The subordinated notes contain various covenants, including a debt-to-equity ratio. The Company was in violation of certain of these covenants as of and for the year ended December 31, 1998. In 1999, the lenders permanently modified certain covenant requirements. The Company was in compliance with all revised covenants as of and for the year ended December 31, 1999.

10. Leases

  The Company leases its operating facility and certain equipment under operating and capital leases which extend through 2004. Certain leases include renewal options.

  Future minimum annual lease payments under these lease agreements at December 31, 1999 are as follows (in thousands):

                                                              Operating Capital
   Year ending                                                 Leases   Leases
   -----------                                                --------- -------
   2000......................................................   $420    $1,106
   2001......................................................    111       546
   2002......................................................     91       325
   2003......................................................     61       --
   2004......................................................      1       --
                                                                ----    ------
   Future minimum lease payments.............................   $684    $1,977
                                                                ====
   Less amount representing interest.........................             (188)
                                                                        ------
   Present value of net minimum lease payments...............            1,789
   Less current portion......................................             (982)
                                                                        ------
   Long-term portion.........................................           $  807
                                                                        ======

  The Company has a ten-year operating lease for its primary operating facility which expires September 2000. The building lease requires the Company to pay utilities, insurance, maintenance costs and real estate taxes. The building is leased from an affiliate of stockholders of the Company.

  In addition, the Company leases equipment under various leases for periods ranging from one to five years. Some of these leases contain options to purchase the equipment at the termination of the lease at a price equal to fair market value.

  Total rental expense charged to operations under operating leases was approximately $521,000, $624,000 and $650,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

11. Incentive Compensation Plan

  The Company maintains an incentive compensation plan. All payouts are at the Board of Directors' discretion. No compensation expense was recognized under this plan for the years ended December 31, 1997, 1998 and 1999.

12. Income Taxes

  The provision for income taxes consists of the following (in thousands):

                                                       Year ended December
                                                               31,
                                                      -----------------------
                                                      1997    1998     1999
                                                      -----  -------  -------
   Continuing operations:
   Current tax expense (benefit):
     Federal......................................... $   3  $(4,998) $(3,071)
     State...........................................   (16)  (1,032)    (551)
                                                      -----  -------  -------
                                                        (13)  (6,030)  (3,622)
                                                      -----  -------  -------
   Deferred tax expense (benefit):
     Federal.........................................  (529)   4,110    3,071
     State...........................................   (98)     758      551
                                                      -----  -------  -------
                                                       (627)   4,868    3,622
                                                      -----  -------  -------
   Income tax benefit related to continuing opera-
    tions............................................  (640)  (1,162)     --
                                                      -----  -------  -------
   Discontinued operations:
   Current tax expense:
     Federal......................................... $ 763  $   888  $  (508)
     State...........................................   141      274     (148)
                                                      -----  -------  -------
                                                        904    1,162     (656)
                                                      -----  -------  -------
   Deferred tax expense:
     Federal.........................................   --       --       508
     State...........................................   --       --       148
                                                      -----  -------  -------
                                                        --       --       656
                                                      -----  -------  -------
   Income tax expense related to discontinued opera-
    tions............................................   904    1,162      --
                                                      -----  -------  -------
     Total income tax expense........................ $ 264  $   --   $   --
                                                      =====  =======  =======

  The provision for income taxes differs from the amount computed utilizing the federal statutory rate of 34% as follows:

                                Year ended
                               December 31,
                             ---------------------
                             1997    1998    1999
                             -----   -----   -----
   Federal statutory rate..  (34.0)% (34.0)% (34.0)%
   State taxes, net of
    federal effect.........   (4.3)   (7.6)   (6.0)
   Other...................    7.6    (2.2)    0.3
   Change in valuation
    allowance..............   35.9    43.8    39.7
                             -----   -----   -----
                               5.2%    0.0%    0.0%
                             =====   =====   =====

  The tax effects of temporary differences that give rise to deferred tax assets (liabilities) at December 31, 1997, 1998 and 1999 are as follows (in thousands):

                                       1997               1998                1999
                                ------------------ ------------------- -------------------
                                Current Noncurrent Current  Noncurrent Current  Noncurrent
                                ------- ---------- -------  ---------- -------  ----------
   Inventory reserves.........   $ 263   $   --    $ 1,134   $   --    $ 1,504   $    --
   Discontinued operations....     --        --        --        --        759        --
   Vacation liability.........     130       --        173       --        200        --
   Warranty...................      75       --        198       --        212        --
   Allowance for reserve
    accounts..................      84       --        148       --        108        --
   Accrued contract costs.....     157       --        121       --         40        --
   Unearned compensation......     --        --        --        --         23        --
   Other......................     117       (38)      253       (85)       85        (85)
   Investment.................     --        --        --       (173)      --        (173)
   Depreciation/Amortization..     --        110       --        138       --         196
   Tax credit carryovers......     --        226       --        383       --         612
   Net operating loss
    carryforwards.............     --      4,223       --      7,231       --      10,318
                                 -----   -------   -------   -------   -------   --------
   Gross deferred tax
    benefit...................     826     4,521     2,027     7,494     2,931     10,868
   Valuation allowance........    (826)   (4,521)   (2,027)   (7,494)   (2,931)   (10,868)
                                 -----   -------   -------   -------   -------   --------
                                 $ --    $   --    $   --    $   --    $   --    $    --
                                 =====   =======   =======   =======   =======   ========

  At December 31, 1999, the Company has approximately $26,667 ($18,996 and $11,563 in 1998 and 1997) of net operating loss carryforwards and $348 ($288 and $200 in 1998 and 1997) of investment and research and development tax credit carryforwards available for federal income tax purposes. There are approximately $22,244 of net operating losses ($14,584 and $6,999 in 1998 and 1997) and approximately $266 in investment and research and development tax credit carryforwards available in 1999 ($96 and $12 in 1998 and 1997) for state tax purposes.

  Expiration of these carryforwards commenced in 1999 and will continue through 2014. It is possible that the net operating loss carryforward amounts that may be used in a single year may be limited.

13. Preferred Stock

  As of December 31, 1999 the Company has issued and outstanding Class A, B, D and E preferred stock (see Notes 1 and 20). Each of the classes has redemption rights, a liquidation preference, conversion rights, and dividend rights:

  . Each Class A, B, D and E share may be converted at the option of the holder into a share of common stock at a ratio of two shares of preferred to one share of common. Conversion would occur automatically upon a public offering of common stock resulting in gross proceeds of at least $15,000,000 and with an offering price of at least $4.50 per share. Each Class D and E share would automatically be converted into common stock upon the conversion of 90% or more of the authorized stock of the class.

  . The Class A, B, D and E shares have a liquidation preference in the amount of $3.25, $3.25, $1.80 and $2.25, respectively, plus all declared and unpaid dividends.

  . The holders of Class A, B, D and E shares are entitled to receive, when and as declared by the Board of Directors, non-cumulative annual cash dividends of $.26, $.26, $.144 and $.18 per share, respectively. No dividends have been declared by the Board of Directors.

  . Certain of the classes of preferred stock have liquidation rights, voting rights and cash dividend rights in preference to the other preferred stock.

  During 1997, the stockholders authorized 400,000 shares of preferred stock to be known as Class C preferred stock. The Class C shares are entitled to one vote per share at any stockholders' meeting. During 1998, the stockholders reduced the authorized shares of Class C to zero and at December 31, 1998, there were no Class C preferred shares outstanding.

  During 1997, the Company issued 7,200,000 shares of Class D preferred stock at $1.80 per share for an aggregate of $12,960,000. As part of the Class D preferred stock issue, the holders of the Company's subordinated convertible notes agreed to convert the principal amount of $3,000,000 and accrued interest of $43,000 into 1,690,656 shares of Class D preferred stock (see Note
9). The balance of the proceeds, equal to $9,917,000, was received in cash.

  During 1998, the Company issued 3,274,841 shares of Class E preferred stock at $2.25 per share for an aggregate of $7,368,000. In September 1999, the Company issued 6,666,667 shares of Class E preferred stock with a value of $15,000,000. Cash proceeds were $13,000,000 and $2,000,000 of subordinated promissory notes were retired through the issuance of $2,000,000 (888,889 shares at a value of $2.25 per share) of Class E preferred stock.

  The Company shall offer to redeem the Class A and Class B preferred shares at the rate of 20% per year at $3.25 per share, plus an amount equal to all declared and unpaid dividends. All Class A and Class B redemptions can be waived at the option of two-thirds of the respective Class A or Class B preferred stockholders. As part of the agreement in 1998 to issue Class E preferred stock, the Class A and Class B preferred stockholders elected to postpone their redemption rights until 2003.

  On October 21, 2003 and on the first and second anniversaries thereof, the Company shall offer to redeem from each Class D and Class E preferred holder, a maximum of one-third, two-thirds and one hundred percent, respectively, of the total number of shares held by each stockholder at a price equal to the greater of $1.80 and $2.25, respectively, plus all declared and unpaid dividends, or the fair market value as determined by the Board of Directors. The Class D preferred stockholders agreed to postpone their redemption from 2002 to 2003 as part of the 1998 Class E preferred stock issuance.

  The Company has recorded all of its Class A, B, D, and E redeemable preferred stock at the maximum redemption amount as of each balance sheet date presented.

  The aggregate amounts of potential required future redemptions as of December 31, 1999 are as follows (in thousands):

                         Class A       Class B       Class C        Class D
                      ------------- ------------- -------------- --------------
                      Shares Amount Shares Amount Shares Amount  Shares Amount
                      ------ ------ ------ ------ ------ ------- ------ -------
   1999..............   --   $  --   --    $  --     --  $   --     --  $   --
   2000..............   --      --   --       --     --      --     --      --
   2001..............   --      --   --       --     --      --     --      --
   2002..............   --      --   --       --     --      --     --      --
   2003..............   609   1,980  158      513  2,400   4,320  1,092   2,456
   Thereafter........ 2,437   7,919  632    2,053  4,800   8,640  8,850  19,912
                      -----  ------  ---   ------ ------ ------- ------ -------
                      3,046  $9,899  790   $2,566  7,200 $12,960  9,942 $22,368
                      =====  ======  ===   ====== ====== ======= ====== =======

14. Stock Warrants

  The Company has issued stock warrants for its preferred and common stock as follows:

                               Class A             Class E
                           Preferred Stock     Preferred Stock      Common Stock
                         ------------------- ------------------- --------------------
                                   Exercise            Exercise             Exercise
                         Number of Price Per Number of Price Per Number of  Price Per
                          Shares     Share    Shares     Share    Shares      Share
                         --------- --------- --------- --------- ---------  ---------
Exercisable at December
 31, 1996...............  28,000     $3.25       --      $ --      662,500    $1.00
Granted.................     --        --        --        --      300,000     1.00
                          ------     -----    ------     -----   ---------    -----
Exercisable at December
 31, 1997...............  28,000      3.25       --        --      962,500     1.00
Granted.................     --        --        --        --          --       --
                          ------     -----    ------     -----   ---------    -----
Exercisable at December
 31, 1998...............  28,000      3.25       --        --      962,500     1.00
Granted.................     --        --     88,890      2.25     220,000     1.00
Exercised...............     --        --        --        --      (19,575)    1.00
                          ------     -----    ------     -----   ---------    -----
Exercisable at December
 31, 1999 ..............  28,000     $3.25    88,890     $2.25   1,162,925    $1.00
                          ======     =====    ======     =====   =========    =====

  The Company issued 300,000 and 20,000 common stock warrants during 1997 and 1999 in conjunction with subordinated convertible debt of $1,000,000 and a subordinated note of $400,000, respectively (see Note 9). In addition, 200,000 common stock warrants were issued during the year ended December 31, 1999 in conjunction with the bridge financing (see Note 8).

  The outstanding common stock warrants have a exercise price of $1.00 and expire as follows:

                                                                    Expiration
   Number of Warrants                                                  Date
   ------------------                                             --------------
   62,500........................................................  December 2000
   592,500....................................................... September 2006
   507,925.......................................................      July 2007

  The outstanding Class A preferred stock warrants have an exercise price of $3.25 and expire in June 2003. The outstanding Class E preferred stock warrants have an exercise price of $2.25 and expire in May 2006.

15. Stock Options and Common Stock Issued

  The Company has stock option plans that provide for the granting of options to employees, directors and consultants. The plans permit the granting of options to purchase a maximum of 3,863,474 shares of common stock at prices and require that the options be exercisable at the prices and at the times as determined by the Board of Directors, not to exceed ten years from date of issuance.

  As of December 31, 1999, 2,116,711 options are available for issuance under these plans. The stock options for employees generally have a vesting requirement of four years whereby 20% of the options granted vest at the time of issuance and the remainder vest at a rate of 20% per year on the anniversary date of the issuance.

  The aggregate stock option transactions for these plans are as follows:

                                                                  Weighted
                                                   Number of  average exercise
                                                    Shares         price
                                                   ---------  ----------------
   Balance, December 31, 1996.....................   489,950        1.00
     Granted......................................   205,000        1.00
     Exercised....................................   (42,850)       1.00
                                                   ---------       -----
   Balance, December 31, 1997 (372,850
    exercisable)..................................   652,100        1.00
     Granted......................................   940,387        1.00
     Exercised....................................    (2,263)       1.00
     Canceled or expired..........................  (352,864)       1.00
                                                   ---------       -----
   Balance, December 31, 1998 (677,503
    exercisable).................................. 1,237,360        1.00
     Granted......................................   801,735        5.02
     Exercised....................................  (213,763)       1.04
     Canceled or expired..........................   (78,569)       1.08
                                                   ---------       -----
   Balance, December 31, 1999 (834,498
    exercisable).................................. 1,746,763       $2.83
                                                   =========       =====

The following table summarizes information about stock options outstanding at December 31, 1999:

                                   Options Outstanding             Options Exercisable
                ----------- --------------------------------- -----------------------------
                  Number    Weighted Average
                Outstanding    Remaining                          Number        Weighted
                    at      Contractual Life Weighted Average Exercisable at    Average
 Exercise Price  12/31/99       (years)       Exercise Price     12/31/99    Exercise Price
 -------------- ----------- ---------------- ---------------- -------------- --------------
     $ 1.00      1,078,852         6.9            $ 1.00         665,625         $ 1.00
     $ 2.50        270,000         9.6            $ 2.50          84,800         $ 2.50
     $ 4.50        185,162         9.7            $ 4.50          52,210         $ 4.50
     $ 8.00         69,000         9.8            $ 8.00          13,800         $ 8.00
     $12.60        143,749        10.0            $12.60          18,063         $12.60

  The weighted average contractual life of options outstanding at December 31, 1999 is 8.0 years.

  Additionally, the Company has options outstanding at December 31, 1999 to purchase 135,000 shares of the Company's common stock for $1.00 per share which were granted in 1996 under the terms of a sales agreement (see Note 19).

  During the year ended December 31, 1999, the Company issued 112,500 shares of restricted common stock at $2.50 per share to an officer in exchange for a note receivable. The note bears interest at 6.25% and matures in September 2009. In the event the individual is no longer employed by the Company, the Company retains the right to repurchase the shares. This repurchase right expires at a rate of 20% upon issuance and 20% per year each anniversary date of the issuance. The Company recognized $225,000 in unearned compensation for the difference between the fair value of the stock and the purchase price in this transaction. For the year ended December 31, 1999, the Company recognized approximately $58,000 in compensation expense.

  The Company granted options to non-employees during the year ended December 31, 1999 and accordingly recognized $212,000 in non-cash compensation expense.

  The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's pro forma net loss and net loss per share would have been as follows:

                                                      Year ended December 31,
                                                      -------------------------
                                                       1997     1998     1999
                                                      -------  -------  -------
                                                       (in thousands, except
                                                          per share data)
   Net loss:
     As reported..................................... $(5,370) $(9,529) $(9,935)
     Pro forma.......................................  (5,412)  (9,662) (10,533)
   Net loss per share:
     As reported.....................................  (11.33)  (19.37)  (16.39)
     Pro forma.......................................  (11.42)  (19.64)  (17.38)

  The above pro forma effects may not be representative of the effects for future years, as option grants typically vest over several years and additional options are generally granted each year.

  The fair value of each option grant has been estimated on the date of grant using the minimum value pricing model with the following weighted average assumptions:

                                                          1997    1998    1999
                                                         ------- ------- -------
   Risk-free interest rate..............................   6.47%   5.58%   6.12%
   Expected life........................................ 8 years 8 years 6 years
   Volatility...........................................      0%      0%     28%
   Dividend yield.......................................     --      --      --

  The weighted average fair value of those options granted in 1997, 1998 and 1999 was $0.20, $0.18 and $3.17, respectively.

16. Common and Preferred Stock Reserved

  During 1998, the stockholders authorized an additional 5,000,000 shares of common stock.

  As a result of the outstanding preferred stock, outstanding stock warrants, and stock option plans, the Company has reserved 9,350,036 shares of common stock at December 31, 1997, 11,131,920 shares of common stock at December 31, 1998 and 15,708,284 shares at December 31, 1999, and 28,000 shares of Class A preferred stock at December 31, 1998 and 1999, and 88,890 shares of Class E preferred stock as of December 31, 1999.

  During the year ended December 31, 1999, the stockholders voted to authorize 4,500,000 shares of preferred stock $.01 par value, to increase the authorized shares of the Class E preferred stock to 11,000,000 and to increase the authorized shares of common stock to 100,000,000.

17. Segment Information

  During 1998, the Company adopted the provisions of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. FASB Statement No. 131 establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. Prior to the Company's decision to discontinue its millimeter-wave products (MMWP) business segment (see Note 2), the Company developed and manufactured products in two business segments, the MMWP and broadband wireless access (BWA) segments. As a result of this decision, the Company now operates in only the BWA segment. Products of the BWA segment include hub and customer premises equipment.

  The BWA segment's sales by country are (in thousands):

                                                            Year ended December
                                                                    31,
                                                            --------------------
                                                             1997   1998   1999
                                                            ------ ------ ------
   United States........................................... $  225 $1,153 $1,156
   Canada..................................................    --     713  8,560
   Other countries.........................................  1,508    520      4
                                                            ------ ------ ------
                                                            $1,733 $2,386 $9,720
                                                            ====== ====== ======

  The Company's research and production facilities and accompanying long-lived assets are located in the United States.

  Sales to individual customers in excess of 10% of total BWA segment revenues are presented in the following table (in thousands):

                                                          Year ended December
                                                                  31,
                                                          --------------------
                                                           1997   1998   1999
                                                          ------ ------ ------
   Individual customers in excess of 10% of revenues:
     Customer A.......................................... $  --  $  296 $  --
     Customer B..........................................    --     614    --
     Customer C..........................................    --     713  8,560
     Customer D..........................................    674    --     --
     Customer E..........................................    584    --     --
                                                          ------ ------ ------
                                                           1,258  1,623  8,560
   Other customers.......................................    475    763  1,160
                                                          ------ ------ ------
   Total sales........................................... $1,733 $2,386 $9,720
                                                          ====== ====== ======

18. Employee Savings and Profit-Sharing Plan

  The Company sponsors an employee savings and profit-sharing plan for all employees. Full-time employees become eligible for participation after one-half year of service. The Company provides a 60% (50% in 1997 and 1998) matching of employee contributions, up to a maximum of $2,000 (1,750 in 1997). An additional contribution is determined at the discretion of the Board of Directors.

  The Company's contributions to this plan amounted to approximately $147,000, $191,000 and $236,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

19. Related-Party Transactions

  The Company had sales to a preferred stockholder of approximately $1,028,000, $953,000 and $1,355,000 during 1997, 1998 and 1999, respectively.
Included in accounts receivable at December 31, 1997, 1998 and 1999 are approximately $378,000, $160,000 and $343,000 due from these sales. These transactions comprise subcontracts associated with the preferred stockholder's contracts with the U.S. Government, and are contracted under federal contracting guidelines. The sales and related accounts receivable from this customer are included in discontinued operations.

  The Company held a promissory note receivable of $250,000 as the result of a 1996 license and sales agreement with a limited liability company ("LLC") established and partly owned by a former stockholder/employee. The Company also owns a 19.9% interest in the LLC. At December 31, 1997, 1998 and 1999, the Company has reserved for the entire amount due on the note receivable of approximately $200,000, and has no value assigned to its 19.9% interest in the LLC. The Company has obtained a judgment against the LLC in the amount of approximately $378,000. In October 1999, the Company renegotiated that transaction with the LLC and involved Millivision, L.L.C., a joint venture between the LLC and one other entity. The Company released the LLC and the former stockholder/employee from substantially all claims, including the $378,000 judgment, and the LLC released any claims to the intellectual property relating to the Company's contraband detection systems business. Millivision agreed to pay the Company royalties in the minimum amount of $200,000. The LLC, Millivision and the former stockholder/employee also agreed not to compete with the Company with respect to broadband wireless telecommunications equipment.

20. Subsequent Events (unaudited)

 Sale of MMWP Business Segment

  On February 8, 2000 the Company completed the sale of substantially all of the net assets of the company's millimeter-wave products (MMWP) business segment. A loss on the disposal of $1,900,000 was recorded during 1999 (see
Note 2). The company received $1,990,000 in cash, and a subordinated promissory note for $1,210,000 with interest on the principal at 12%. The principal shall be payable in five equal semi-annual payments of $50,000 beginning on July 1, 2002, and on December 31, 2004, the entire remaining principal balance of $960,000 plus accrued interest shall be due. Interest shall be payable semi-annually on the first days of January and July of each year during the term of the note, beginning July 1, 2000.

 Initial Public Offering

  On February 7, 2000 the Company completed an initial public offering of 4,600,000 shares of its common stock at $17.00 per share under the terms and conditions contained in an underwriting agreement dated February 1, 2000 with various underwriters. The initial public offering resulted in the Company receiving approximately $71.2 million of net proceeds to be used primarily for general corporate purposes.

  The following table presents:

  .  our actual financial data as of December 31, 1999

  . our pro forma (unaudited) financial data as of December 31, 1999, after adjustments for the conversion of our then outstanding redeemable preferred stock into 10,488,440 shares of common stock upon the closing of our offering

  . our pro forma as adjusted (unaudited) financial data as of December 31, 1999, after adjustments for:

    (a) the conversion of our then outstanding redeemable preferred stock into 10,488,440 shares of common stock upon the closing of our offering

    (a) our sale of 4,600,000 shares of common stock at the initial public offering price of $17.00 per share, after adjusting for underwriting discounts and commissions and estimated offering expenses payable by us

  . basic and diluted loss per share data are computed by dividing the loss from continuing operations, loss from discontinued operations and net loss by:

    (a) the weighted average common shares outstanding to compute actual loss

    (b) the weighted average common shares outstanding and the conversion of all outstanding shares of redeemable preferred stock into common shares, as if the shares had converted immediately upon their issuance to compute pro forma (unaudited) loss per share

    (c) the weighted average common shares outstanding, the conversion of all outstanding shares of redeemable preferred stock into common shares, as if the shares had converted immediately upon their issuance and the 4,600,000 shares of common stock offered in the initial public offering as if the shares were outstanding for the entire fiscal year ending December 31, 1999 to compute pro forma as adjusted (unaudited) loss per share.

  No effect has been given to the exercise of common stock options and stock warrants since the effect would be antidilutive on continuing operations.

                                                      December 31, 1999
                                               --------------------------------
                                                                     Pro Forma
                                               Actual    Pro Forma  As Adjusted
                                               -------  ----------- -----------
                                                        (unaudited) (unaudited)
                                                 (in thousands, except share
                                                            data)
Selected Balance Sheet Data:
Cash and cash equivalents....................  $ 6,603    $ 6,603     $77,803
Working capital..............................    9,188      9,188      80,388
Total assets.................................   25,297     25,297      96,497
Long-term debt and capital lease obligations,
 net of current portion......................    2,385      2,385       2,385
Redeemable preferred stock...................   47,793        --          --
Total stockholders' (deficit) equity.........  (34,421)    13,372      84,572
Selected Income Statement and Earnings Per
 Share Data:
Loss from continuing operations..............  $(8,293)   $(8,293)    $(8,293)
                                               =======    =======     =======
Basic and diluted loss per share from
 continuing operations.......................  $(13.68)   $ (0.95)    $ (0.62)
                                               =======    =======     =======
Loss from discontinued operations............  $(1,642)   $(1,642)    $(1,642)
                                               =======    =======     =======
Basic and diluted loss per share from
 discontinued operations.....................  $ (2.71)   $ (0.19)    $ (0.12)
                                               =======    =======     =======
Net loss.....................................  $(9,935)   $(9,935)    $(9,935)
                                               =======    =======     =======
Basic and diluted net loss per share.........  $(16.39)   $ (1.14)    $ (0.75)
                                               =======    =======     =======
Weighted average shares of common stock
 outstanding.................................      606      8,720      13,320
                                               =======    =======     =======

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Company.

  Our directors, executive officers and key employees are as follows:

          Name           Age                             Position
          ----           ---                             --------
Albert E. Paladino,
 Sc.D.(1)...............  67 Chairman of the Board of Directors
John L. Youngblood,
 Ph.D.(1)...............  59 President, Chief Executive Officer and Director
Mervyn N. FitzGerald....  55 Senior Vice President, Operations
Ransom D. Reynolds......  57 Senior Vice President, Business Development
Dennis C. Stempel.......  37 Vice President, Chief Financial Officer and Treasurer
David L. Renauld........  34 Vice President, Legal and Corporate Affairs, Secretary and Clerk
Kenneth R. Wood(2)......  45 Vice President, Engineering
Robert F. Browning(2)...  43 Vice President, Supply Chain Management
Allan M. Doyle,
 Jr.(1)(3)..............  70 Director
Robert C. Fleming(1)....  43 Director
James W. Fordyce(3).....  57 Director
David A. Norbury........  49 Director

--------
(1) Member of the compensation committee
(2) Key employee
(3) Member of the audit committee

  Dr. Albert E. Paladino has been our Chairman of the Board since January 1992 and a director since March 1984. Since December 1998, he has been a private investor. He was a General Partner of Advanced Technology Ventures, a venture capital firm, from 1981 through 1998. He is a member of the board of directors of TranSwitch Corporation, a publicly-traded developer of semiconductor solutions for the communications markets, and RF Micro Devices, a publicly-traded manufacturer of radio frequency integrated circuit components. He is also Chairman of Onex Communications Corporation, a developer of semiconductor solutions for the emerging converged communications networks. Dr. Paladino holds a B.S. and an M.S. in engineering from Alfred University and an Sc.D. in materials science from the Massachusetts Institute of Technology.

  Dr. John L. Youngblood has been our Chief Executive Officer and a director since June 1992, and our President since March 1993. From August 1991 to June 1992, he was a management consultant. From May 1991 to August 1991, Dr. Youngblood served as Executive Vice President of IMO Industries, a manufacturer of analytical and optical instruments, electronic and mechanical controls, and power transmission products. From January 1985 to May 1991, he held various positions, including Chairman, Chief Executive Officer and President, at Kollmorgen Corporation, a publicly-traded manufacturer of high-performance electronic motion control products. He holds a B.S. in electrical engineering from the University of Texas at Arlington, and both an M.S. and a Ph.D. in electrical engineering from Oklahoma State University.

  Mervyn N. FitzGerald has been our Senior Vice President, Operations since September 1999. From September 1996 to September 1999, Mr. FitzGerald served as Vice President, Operations and Customer Service for the broadband wireless access division of Nortel Networks, a provider of communications products and services. From February 1995 to September 1996, he served as General Manager of AlliedSignal Canada, a Canadian subsidiary of Allied Signal Inc., a diversified aerospace manufacturer. From February 1992 to February 1995, he served as Vice President, Operations for C-MAC Industries, a contract manufacturing company. Mr. FitzGerald holds a B.S. in applied nuclear and solid state physics from Polytechnic of the South Bank in London, England.

  Ransom D. Reynolds has been our Senior Vice President, Business Development since February 1995. From February 1993 to February 1995, Mr. Reynolds served as a Vice President of our company with general management responsibilities. From May 1987 to February 1993, Mr. Reynolds served as Director of the electro-optical division of Kollmorgen Corporation. He holds a B.S. in physics from Southwest Texas State University and an M.B.A. from the University of Houston.

  Dennis C. Stempel has been our Vice President, Chief Financial Officer and Treasurer since April 1999. From November 1998 to April 1999, Mr. Stempel served as our Director of Finance. From April 1996 to November 1998, he served as a controller at Pratt & Whitney, a division of United Technologies Corporation and a manufacturer of aircraft engines and space propulsion systems. From March 1993 to April 1996, he served as the Director of Finance for Anocoil Corporation, a manufacturer of lithographic printing plates. He worked for Coopers & Lybrand from 1989 to 1993, including serving as a certified public accountant from 1992 to 1993. Mr. Stempel holds a B.S. in accounting from the University of Massachusetts.

  David L. Renauld has been our Vice President, Legal and Corporate Affairs and Secretary since November 1999. He has been our Clerk since May 1999. From January 1997 to November 1999, he was an attorney with Mirick, O'Connell, DeMallie & Lougee, LLP, a law firm in Worcester, Massachusetts. From September 1991 to December 1996, he was an attorney with Richards, Layton & Finger, a law firm in Wilmington, Delaware. Mr. Renauld holds a B.A. in mathematics/arts from Siena College and a J.D. from Cornell University.

  Kenneth R. Wood has been our Vice President, Engineering since December 1997. From April 1990 to December 1997, he was our Senior Microwave Engineer and Program Manager. Mr. Wood holds a B.S. in electrical engineering from the University of Pretoria and an M.S. in microwaves from the University of London.

  Robert F. Browning has been our Vice President, Supply Chain Management since March 2000. From December 1992 to February 2000, he served first as our manager, then as our Director, and then as our Vice President of Manufacturing. Mr. Browning holds a B.S. in electrical engineering from Western New England College.

  Allan M. Doyle, Jr. has been a director since March 1984. From 1964 to May 1996, Mr. Doyle served as a member of the board of directors of Kollmorgen Corporation. Before his retirement in 1990, he served as Vice Chairman of the board of directors of Kollmorgen, and before that he served as Chief Financial Officer. From 1990 to 1993, Mr. Doyle was an Associate Professor of Management at Union College. Mr. Doyle holds a B.A. in industrial administration from Union College and an M.B.A. from the Columbia University School of Business.

  Robert C. Fleming has been a director since November 1997. Since November 1995, he has been a General Partner of Prism Venture Partners, a venture capital firm. From July 1993 to November 1995, he was a General Partner of Norwest Venture Capital, also a venture capital firm. Mr. Fleming holds an A.B. in engineering from Dartmouth College and an M.B.A. from the Wharton School.

  James W. Fordyce has been a director since June 1987. He has served as a General Partner of Prince Ventures, a venture capital firm, since 1981. Mr. Fordyce holds a B.A. in English literature from the University of Pennsylvania, a Master's degree in politics, philosophy and economics from Oxford University, and an M.B.A. from the Harvard Business School.

  David A. Norbury has been a director since September 1999. He has been President, Chief Executive Officer and a director of RF Micro Devices since September 1992. Mr. Norbury holds a B.S. in electrical engineering from the University of Michigan, an M.S. in electrical engineering from Stanford University and an M.B.A. from Santa Clara University.

  Our board of directors is divided into three classes, with one class of directors elected each year at the annual meeting of stockholders for a three-year term of office. Messrs. Fleming and Doyle will serve in the class whose terms expire in 2000. Mr. Fordyce will serve in the class whose terms expire in 2001. Drs. Youngblood and Paladino and Mr. Norbury will serve in the class whose terms expire in 2002. Our executive officers are elected annually by the directors and serve at the discretion of the directors. There are no family relationships among our directors and executive officers.

Committees of the Board of Directors

  We have a compensation committee, consisting of Drs. Youngblood and Paladino, and Messrs. Doyle and Fleming. The compensation committee:

  . reviews the compensation and benefits of our executive officers and recommends stock option grants under our stock option plans

  . makes recommendations to the board of directors regarding compensation matters

  We have an audit committee, consisting of Messrs. Doyle and Fordyce. The audit committee:

  .  reviews and evaluates our audit and control functions

  . reviews the results and scope of the audit and other services provided by our independent auditors

  . makes recommendations to the board of directors regarding the selection of independent auditors

  We have a finance and executive committee, consisting of Drs. Paladino and Youngblood and Mr. Fleming. The finance and executive committee:

  . maintains continuity between the board of directors and our executive officers

  . acts on behalf of the board of directors between meetings but refers any major decisions to the full board of directors

Item 11. Executive Compensation.

Executive Compensation

  Summary Compensation. The following table summarizes the compensation earned for services rendered to us in all capacities during 1999 by our Chief Executive Officer and our other executive officers who earned more than $100,000 in salary and bonus during 1999. We refer to these executives as our "named executive officers" elsewhere in this Form 10-K. The compensation summarized in this table does not include medical, group life insurance, or other plan benefits that are available generally to all of our salaried employees or perquisites or other personal benefits that do not in the aggregate exceed the lesser of $50,000 or 10% of the officer's salary and bonus.

                          Summary Compensation Table
                                   For 1999

                                                         Annual     Long-Term
                                                      Compensation Compensation
                                                      ------------ ------------
                                                                      Awards
                                                                   ------------
                                                                    Securities
                                                                    Underlying
             Name and Principal Position               Salary ($)  Options (#)
             ---------------------------              ------------ ------------
John L. Youngblood...................................   217,166      135,000
 President and Chief Executive Officer
Ransom D. Reynolds...................................   146,423       50,000
 Senior Vice President, Business Development
Dennis C. Stempel....................................   135,279       57,500
 Vice President, Chief Financial Officer and Trea-
 surer

  Option Grants in 1999. The following table provides information regarding all options granted to our named executive officers in 1999. Amounts reported in the last two columns of the table represent hypothetical values that the holder could realize by exercising the options immediately before their expiration, assuming the value of our common stock appreciates at the specified compounded annual rates over the terms of the options. These numbers are calculated based on the SEC's rules and do not represent our estimate of future stock price growth. Actual gains, if any, on stock option exercises and common stock holdings will depend on the timing of exercise and the future performance of our common stock. We may not achieve the rates of appreciation assumed in this table, and the named executive officers may not receive the calculated amounts. This table does not take into account any appreciation in the price of our common stock from the date of grant to the current date. The values shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise.

                                                                              Potential
                                                                             Realizable
                                                                              Value at
                                                                           Assumed Annual
                                                                           Rates of Stock
                                                                                Price
                                                                            Appreciation
                                         Individual Grants                 for Option Term
                         ------------------------------------------------- ---------------
                          Number of
                         Securities  Percent of Total
                         Underlying  Options Granted  Exercise
                           Options   to Employees in    Price   Expiration
   Name                  Granted (#) Fiscal Year (%)  ($/Share)    Date    5% ($)  10% ($)
   ----                  ----------- ---------------- --------- ---------- ------- -------
John L. Youngblood......   90,000          13.9%       $ 2.50    08/02/09  141,501 358,592
                           13,491           2.1         12.60    12/15/09  106,904 270,915
                           31,509           5.0         12.60    12/15/09  249,680 632,737
Ransom D. Reynolds......   40,000           6.2          2.50    08/02/09   62,889 159,374
                           10,000           1.5         12.60    12/15/09   79,241 200,812
Dennis C. Stempel.......   30,000           4.6          1.00    04/01/09   18,867  47,812
                           20,000           3.1          2.50    08/02/09   31,445  79,687
                            7,500           1.2         12.60    12/15/09   59,431 150,609
                             Option Grants in 1999


  All options were granted at fair market value on the date of grant as determined by our board of directors. The board of directors determined the fair market value of our common stock based on various factors, including the illiquid nature of an investment in our common stock, recent sales of redeemable preferred stock, our limited operating history and our future prospects.

  Each of these options vests over a four-year period, vesting as to 20% of the shares that may be purchased under the option on the date of grant (except for Dr. Youngblood's December 15, 1999 non-qualified stock option which vests as to 20% of the shares on the earlier of the filing of a registration statement on a Form S-8 or one year from the date of grant) and as to an additional 20% on each anniversary of the date of grant until the option has fully vested. Also, options under Dr. Youngblood's December 15, 1999 incentive stock option grant vest as to 1,786 shares on the date of grant and the first anniversary of the date of grant, 2,777 shares on the second and third anniversaries of the date of grant and 4,365 shares on the fourth anniversary of the date of grant. All these options become fully vested upon the occurrence of any of the following events:

  .  a merger or consolidation of our company with any other company

  .  the sale of substantially all of our assets

  . the sale of more than 50% of our outstanding stock to an unrelated person or group

  All incentive stock options granted to the named executive officers in 1999 terminate on the earliest of:

  . three months after the date of termination of the executive's employment if he ceases to be employed by us except as a result of his death or disability

  .  one year after his death or disability

  .  10 years from the date of grant

  All non-qualified stock options granted to the named executive officers in 1999 terminate on the earlier of:

  . one year after the executive's death, disability, or date of termination of the executive's employment

  .  10 years from the date of grant

  Fiscal Year-End Option Values. The following table provides information regarding the value of all unexercised options held by the named executive officers at the end of 1999. The value of unexercised in-the-money options represents the difference between the fair market value of our common stock on December 31, 1999 and the option exercise price, multiplied by the number of shares underlying the option. There was no public trading market for our common stock on December 31, 1999. Accordingly, in this table and this table only, we have assumed that the fair market value of our common stock on December 31, 1999 was $17.00, the initial public offering price.

                       1999 Aggregated Option Exercises
                       and Fiscal Year-End Option Values

                                                         Number of Shares of
                                                       Common Stock Underlying    Value of Unexercised
                                                       Unexercised Options at    In-the-Money Options at
                                                         Fiscal Year-End (#)       Fiscal Year-End ($)
                         Shares Acquired    Value     ------------------------- -------------------------
   Name                  on Exercise (#) Realized ($) Exercisable Unexercisable Exercisable Unexercisable
   ----                  --------------- ------------ ----------- ------------- ----------- -------------
John L. Youngblood......     25,000        400,000      234,785      187,715     3,708,854    2,394,146
Ransom D. Reynolds......      5,000         80,000       73,000       87,000     1,132,800    1,251,200
Dennis C. Stempel.......      2,000         32,000       17,500       58,000       256,600      834,400

Employment Agreement and Change-of-Control Provisions

  In January 1994, we entered into an employment agreement with Dr. Youngblood. Dr. Youngblood's employment agreement had an original term of 24 months and now renews automatically on a quarterly basis, provided that Dr. Youngblood's employment has not terminated before the renewal date. Dr. Youngblood's annual compensation was initially set at an annual base salary of $190,000, and has since been increased to his current annual base salary of $220,000. We currently furnish Dr. Youngblood with a company automobile at our expense. Dr. Youngblood is entitled to receive severance payments for a minimum of six months and a maximum of 24 months after termination of his employment depending on the circumstances under which his employment terminates. If we terminate Dr. Youngblood's employment for cause, he will not be entitled to severance payments. The maximum 24-month severance period will only apply if we terminate Dr. Youngblood's employment without cause after we undergo a "change of control" that was not approved by a majority of our board of directors. A "change of control" is defined in Dr. Youngblood's agreement to include any transaction that results in a person or group holding 50% or more of the combined voting power of our outstanding securities or changes to our board of directors that result in the persons who were either directors on the date of Dr. Youngblood's employment agreement or their nominated successors no longer comprising a majority of the board.

  Substantially all unvested options held by Dr. Youngblood, Mr. Reynolds and Mr. Stempel will vest and become immediately exercisable upon the occurrence of any of the following events:

  .  our merger or consolidation with another company,

  .  the sale of substantially all of our assets to another company

  . the sale of more than 50% of our outstanding capital stock to an unrelated person or group

Director Compensation

  We pay all non-employee directors:

  .  a $10,000 annual retainer for serving on the board

  . a $2,000 annual retainer for serving as chairman of a standing committee of the board

  .  $1,000 for each board meeting attended in person

  .  $500 for each committee meeting attended in person

  We will also reimburse our non-employee directors for reasonable expenses incurred in attending meetings of the board of directors and its committees.

  In addition to cash compensation, we intend to grant:

  . a non-qualified stock option to purchase 12,000 shares of our common stock that vests in three equal annual installments beginning on the date of grant to each new non-employee director elected or appointed to the board

  . a fully vested, non-qualified stock option to purchase 9,000 shares of our common stock to each incumbent non-employee director immediately following each annual meeting of stockholders, as long as the director has served at least one year before the date of the annual meeting and continues to serve as a director after the meeting

  In May 1999, we granted an option to purchase 4,500 shares of our common stock at $1.00 per share to Dr. Paladino, Messrs. Doyle, Fordyce, Robison (a former director) and Welch (a former director) and Prism Venture Partners. In August 1999, we granted Dr. Paladino an option to purchase 40,000 shares of our common stock at $2.50 per share and an additional option to purchase 10,099 shares of our common stock at $4.50 per share, both in recognition of his active role in the management and financing activities of our company. In September 1999, we granted an option to purchase 6,000 shares of our common stock at $4.50 per share to Mr. Norbury as a newly appointed director. In December 1999, we granted an option to Dr. Paladino to purchase 12,500 shares of our common stock at $12.60 per share, also in recognition of his active role in management and financing activities of our company.

Compensation Committee Interlocks and Insider Participation

  The board of directors has a compensation committee consisting of four of our directors--Drs. Paladino and Youngblood and Messrs. Doyle and Fleming. Dr. Youngblood, our President and Chief Executive Officer, served as a member of our compensation committee during 1999. Dr. Youngblood participated in discussions regarding the compensation of our executive officers. None of our executive officers or members of our board of directors serves as a member of the board of directors or compensation committee of any other entity that has an executive officer serving as a member of our board of directors or compensation committee, except that Dr. Paladino serves as a member of the board of directors and of the compensation committee of RF Micro Devices, of which Mr. Norbury, one of our directors, is President and Chief Executive Officer.

Stock Plans

  We currently maintain the three stock plans described below. We refer to these stock plans as the "active stock plans" elsewhere in this Form 10-K.

                                                                          Shares or Options
                                              Shares   Outstanding Shares   Available for
                                             Reserved  or Options Issued   Issuance Under
                         Adoption Expiration   Under    Under Plan as of     Plan as of
 Plan Name                 Date      Date      Plan    December 31, 1999  December 31, 1999
 ---------               -------- ---------- --------- ------------------ -----------------
1996 Stock Plan......... 01/26/96  01/26/06    300,000       139,500            160,500
1997 Stock Plan......... 06/11/97  06/11/07  1,850,000     1,643,789            206,211
1999 Stock Plan......... 09/13/99  09/13/09  1,750,000           --           1,750,000

  In addition to the active stock plans, as of December 31, 1999, there were a total of approximately 221,950 shares that may be purchased under options issued under our 1986 Stock Option Plan, 1987 Stock Plan and 1988 Stock Plan. Although those three plans have expired and no new options, stock or other stock rights may be issued under those plans, the outstanding options under those plans will remain outstanding until their expiration or exercise.

  The 1986 Plan provided for the grant of incentive stock options to employees, including officers and directors who are employees. The other stock plans provide for the grant of incentive stock options to employees and non-qualified stock options and stock awards to employees, directors and consultants. Additionally, the 1996, 1997 and 1999 Stock Plans provide for the grant of stock appreciation rights to employees, directors and consultants.

  The compensation committee of the board of directors administers the stock plans and recommends to the board of directors the terms of stock rights granted, including the exercise price, the number of shares that may be purchased under individual option awards and the vesting period of options. The exercise price of incentive stock options cannot be lower than 100% of the fair market value of the common stock on the date of grant and, in the case of incentive stock options granted to holders of more than 10% of our voting power, not less than 110% of the fair market value. The term of an incentive stock option cannot exceed ten years, and the term of an incentive stock option granted to a holder of more than 10% of our voting power cannot exceed five years. Stock purchase rights may be issued either alone, in addition to, or in tandem with other awards granted under the stock plans and/or cash awards made outside of the stock plans. Incentive stock options granted under our stock plans generally become exercisable over a four-year period, with 20% of the shares that may be purchased under the option vesting on the date of grant and 20% vesting on each anniversary of the date of grant until fully vested.

  The board of directors may amend, modify or terminate the stock plans at any time as long as the amendment, modification or termination does not impair the rights of plan participants under outstanding options or other stock rights.

  On February 15, 2000, we filed a registration statement on Form S-8 to register 3,729,724 shares of common stock reserved for issuance under the stock plans described above. The registration statement became effective automatically upon filing. As a result of the registration statement having been filed, shares issued under the stock plans may be sold in the open market, unless the sale is limited by the provisions of Rule 144 applicable to affiliates or the lock-up agreements whereby substantially all of our pre-IPO equity holders agreed not to sell their shares for a period of 180 days following the IPO.

Our 401(k) Plan

  In 1990, we adopted a 401(k) plan for our employees. The plan is governed by the Employee Retirement Income Security Act of 1974. All of our employees who are at least 18 years old may make salary reduction contributions under the plan. Employees must have six months of qualified service to qualify for all other contributions under the plan. In general, a participant may contribute up to 15% of his or her annual compensation. We may elect to make both matching contributions and discretionary contributions under the plan. In recent years, we have made matching contributions equal to up to 60% of the participant's contributions. Any discretionary profit-sharing contributions we may make in a year would be allocated to plan participants based on the proportion that the participant's compensation for the year bears to the compensation of all participants for the year. We did not make any discretionary contributions in 1999. Total employee and employer contributions under the plan for any participant may not exceed the lesser of 25% of compensation or $30,000. Participants are immediately vested in their voluntary contributions under the plan and vest in all other contributions under the plan based on their years of service. Participants are fully vested after four years of qualified service. We may modify, amend or terminate the plan as permitted by the Employee Retirement Income Security Act of 1974. If we terminate the plan, participants will become fully vested in their account balances under the plan.

Our Incentive Compensation Plan

  Each year, we adopt an incentive compensation plan for our employees. Compensation available under the plan consists of both cash and stock options calculated according to a formula based on our achievement of specified key operating objectives. Typically, the plan has a component for management and key employees and a separate component for other employees. Consultants and advisors may also be eligible to participate under the plan. Under our 1999 incentive compensation plan, we issued 535,383 options to purchase common stock but did not make any cash payments.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The following table provides information regarding the beneficial ownership of our outstanding common stock as of March 17, 2000 by:

  .  each person or group that we know owns more than 5% of the common stock,

  .  each of our directors,

  .  each of our executive officers, and

  .  all of our directors and executive officers as a group.

  Beneficial ownership is determined under rules of the SEC and includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock that we may issue upon the exercise of options or warrants currently exercisable or exercisable within 60 days of March 17, 2000 are deemed outstanding for computing the percentage ownership of the person holding the options or warrants but are not deemed outstanding for computing the percentage ownership of any other person. Except as we otherwise indicate, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power over the number of shares listed opposite their names. Unless we otherwise indicate, the address for each stockholder below is c/o Telaxis Communications Corporation, 20 Industrial Drive East, South Deerfield, Massachusetts 01373-0109.

                                                  Number of Shares
                                Shares Issuable     Beneficially
                                  pursuant to     Owned (Including
                                 Warrants and      the Number of
                              Options Exercisable Shares shown in  Percentage of
                               within 60 days of     the first        Shares
Name of Beneficial Owner        March 17, 2000        column)       Outstanding
------------------------      ------------------- ---------------- -------------
SVE Star Ventures Group(1)...        40,000          2,834,216         17.6%
 Possart Strasse No. 9
 81679 Munich, Germany
Dr. Meir Barel(1)............        40,000          2,834,216         17.6
Prism Venture Partners I,
 L.P. .......................        63,500          1,257,888          7.8
 c/o Prism Venture
  Management, Inc.
 100 Lowder Brook Drive,
  Suite 2500
 Westwood, MA 02090
Robert C. Fleming(2).........        63,500          1,257,888          7.8
Alliance Technology Ventures
 Group(3)                            30,600          1,155,044          7.2
 8995 Westside Parkway, Suite
  200
 Alpharetta, GA 30004
James W. Fordyce(4)..........       166,545            674,508          4.2
John L. Youngblood...........       270,488            305,415          1.9
Albert E. Paladino...........        64,099            138,150           *
Mervyn N. FitzGerald(5)......         1,500            115,000           *
Ransom D. Reynolds...........        29,000            102,500           *
Allan M. Doyle, Jr...........        10,500             34,341           *
Dennis C. Stempel............        11,500             26,711           *
David A. Norbury.............         2,000             23,111           *
David L. Renauld.............        13,650             15,600           *
All executive officers and
 directors as a group
 (10 persons)................       632,782          2,693,224         16.1

--------
 *  Less than 1%.
(1) Represents (a) 1,111,111 shares held by Star Growth Enterprise, (b) 517,992 shares held by SVE Star Ventures Enterprises No. V, (c) 489,426 shares held by SVM Star Ventures Management GmbH No. 3 ("SVM 3"), (d) 91,963 shares held by SVE Star Ventures Management GmbH Nr. 3 & Co. Betelligungs KG Nr. 2, (e) 583,724 shares held by SVE Star Ventures Enterprises No. VII and (f) warrants held by SVE Star Ventures Enterprises No. VII to purchase 40,000 shares of common stock. SVM 3 manages the investments of these entities. Dr. Meir Barel is the sole director and principal owner of SVM 3. SVM 3 and Dr. Barel each have the sole power to vote or direct the vote, and the sole power to dispose or direct the disposition of, the shares beneficially owned by the entities listed above. Dr. Barel disclaims beneficial ownership of the shares beneficially held by those entities, except for his pecuniary interest in those shares. Dr. Barel's address is the same as the address for SVE Star Ventures Group.
(2) Mr. Fleming is a general partner and co-manager of Prism Venture Partners I, L.P. The shares listed represent the 1,257,888 shares beneficially held by Prism Venture Partners I, L.P. Mr. Fleming disclaims beneficial ownership of the shares beneficially held by Prism Venture Partners I, L.P., except for his pecuniary interest in those shares. Mr. Fleming's address is the same as the address of Prism Venture Partners I, L.P.
(3) Represents (a) 1,102,222 shares held by Alliance Technology Ventures II, L.P., (b) warrants held by Alliance Technology Ventures II, L.P. to purchase 30,000 shares of common stock, (c) 22,222 shares held by ATV II Affiliates Fund, L.P. and (d) warrants held by ATV II Affiliates Fund, L.P. to purchase 600 shares of common stock.
(4) Mr. Fordyce is a general partner of Prince Venture Partners II Limited Partnership. The shares listed represent (a) 453,009 shares beneficially held by Prince Venture Partners II Limited Partnership, (b) 54,954 shares held by Mr. Fordyce, (c) 3,000 shares that we may issue upon exercise of stock options held by Mr. Fordyce within 60 days of March 17, 2000, (d) warrants held by Mr. Fordyce to purchase 31,045 shares of common stock and (e) warrants held by Prince Venture Partners II Limited Partnership to purchase 132,500 shares of common stock. Mr. Fordyce disclaims beneficial ownership of the shares beneficially held by Prince Venture Partners II Limited Partnership, except for his pecuniary interest in those shares.
(5) Of the shares held by Mr. FitzGerald, 90,000 may be repurchased by us. See
    Item 13--"Certain Relationships and Related Transactions."

Item 13. Certain Relationships and Related Transactions.

  The following is a description of transactions since January 1, 1999 to which we have been a party and in which the amount involved exceeded $60,000 and any director, executive officer or security holder that we know owns more than five percent of our capital stock had or will have a direct or indirect material interest.

  Since January 1, 1999, we have issued preferred stock, promissory notes, and warrants as follows:

  . 9.75% Note Financing. On April 15, 1999 and July 16, 1999, we issued an aggregate of $2,000,000 in principal amount of 9.75% subordinated promissory notes due on the earlier of December 31, 1999 or the date we sell equity securities for at least $5,000,000. As part of this transaction, we issued warrants to the participating investors to purchase an aggregate of 200,000 shares of our common stock at an exercise price of $1.00 per share.

  . Class E Financing. On September 17, 1999, we issued an aggregate of 6,666,667 shares of our Class E redeemable preferred stock at a purchase price of $2.25 per share. As a result of the one for two reverse split of our common stock effective December 16, 1999, every two shares of this preferred stock converted into one share of common stock upon the closing of our IPO.

  Our executive officers, directors and 5% stockholders participated in the foregoing transactions as follows:

                                                  9.75% Note         Class E
                                                   Financing        Financing
                                              ------------------- --------------
                                              Principal Number of   Number of
Purchaser                                      Amount   Warrants  Class E Shares
---------                                     --------- --------- --------------
Directors and executive officers:
Albert E. Paladino...........................  $ 8,250      825        30,000
John L. Youngblood...........................     4000      400         9,838
Ransom D. Reynolds...........................      --       --          8,889
Dennis C. Stempel............................      --       --          2,222
Allan M. Doyle, Jr. .........................      --       --          6,595
James W. Fordyce.............................    3,000      300        11,111
David A. Norbury.............................      --       --         22,222

Five percent stockholders:
SVE Star Ventures Group......................  400,000   40,000     3,295,537
Prism Venture Partners I, L.P. ..............  600,000   60,000       266,667
Alliance Technology Ventures Group...........  306,000   30,600       888,889

  Mr. Fleming, a member of our board of directors, is affiliated with Prism Venture Partners I, L.P. Mr. Fordyce, a member of our board of directors, is affiliated with Prince Venture Partners II Limited Partnership. Prince Venture Partners II Limited Partnership bought 288,885 shares in the Class E Financing described above and acquired $200,000 principal amount of notes and 20,000 warrants in the 9.75% Note Financing described above.

  The SVE Star Ventures Group is comprised of five affiliated entities--Star Growth Enterprise, SVE Star Ventures Enterprises No. V, SVM Star Ventures Management GmbH No. 3, SVE Star Ventures Managementgesellschaft mbH Nr. 3 & Co. Betelligungs KG Nr. 2, and SVE Star Ventures Enterprises No. VII. Collectively, these entities beneficially own 5% or more of our capital stock.

  The Alliance Technology Venture Group is comprised of two affiliated entities--Alliance Technology Ventures II, L.P. and ATV II Affiliates Fund, L.P. Collectively, these entities beneficially own 5% or more of our capital stock.

  In September 1999, we agreed to issue 112,500 shares of common stock to Mervyn N. FitzGerald, our Senior Vice President, Operations, for a purchase price of $2.50 per share. In connection with this issuance of shares, we loaned Mr. FitzGerald the $281,250 purchase price. We also agreed to grant Mr. FitzGerald a cash bonus equal to the amount of Federal and state income taxes he is required to pay in connection with the stock grant and to grant him an additional cash bonus to include taxes payable with respect to the cash bonus. The interest rate on the loan is the applicable federal rate, and the loan must be repaid upon Mr. FitzGerald's sale of the shares. These shares vested 20% on the date of issuance and will vest as to an additional 20% on the next four anniversaries of the date of issuance. The unvested shares may be repurchased at a price of $2.50 per share upon Mr. FitzGerald's termination of employment. All unvested shares will immediately vest upon the occurrence of any of the following events:

  .  our merger or consolidation with another company

  .  the sale of substantially all of our assets to another company

  . the sale of more than 50% of our outstanding capital stock to an unrelated person or group

Our Policy on Interested Transactions

  We have adopted a policy whereby contracts and business arrangements with our officers, directors or stockholders, entities they own in whole or in part, or entities for whom they serve as officers, directors, trustees or members must be on an arm's-length basis and approved by the board of directors. Our articles of organization and by-laws require approval of the contract or transaction by a majority of the independent directors who have no interest in the contract or transaction.

                                    PART IV

Item 14. Financial Statements, Schedules, Reports on Form 8-K and Exhibits.

  (a) Documents filed as part of this Form 10-K:
    1. Financial Statements

  See index to Financial Statements under ITEM 8--Financial Statements and Supplementary Data.

    2. Financial Statement Schedules

  Schedule II--Valuation and Qualifying Accounts

  All other financial statement schedules have been omitted because they are not required, not applicable, or the information to be included in the financial statement schedules is included in the financial statements or the notes thereto.

    3. Exhibits

  See Exhibit Index.

  (b) Reports on Form 8-K

  The Company filed a Form 8-K on February 11, 2000 to report that the Company had sold its Millitech Division to MMW Acquisition, LLC (to be renamed Millitech, LLC) ("Millitech") pursuant to an Asset Purchase Agreement, dated as of that date (the "Asset Purchase Agreement"). The Millitech Division contained the millimeter-wave components and assemblies business as well as the military satellite communications antenna business of Telaxis.

                     Report of Independent Accountants on
                         Financial Statement Schedule

To the Board of Directors
of Telaxis Communications Corporation:

Our audits of the financial statements referred to in our report dated February 23, 2000 appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

PricewaterhouseCoopers LLP
Hartford, Connecticut

February 23, 2000

                       TELAXIS COMMUNICATIONS CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
              For the years ended December 31, 1997, 1998 and 1999
                                 (in thousands)

                                          Column C
        Column A          Column B        Additions        Column D   Column E
------------------------ ---------- --------------------- ---------- ----------
                         Balance at Charged to Charged to            Balance at
                         Beginning  Costs and    Other                 End of
      Description        of Period   Expenses   Accounts  Deductions   Period
      -----------        ---------- ---------- ---------- ---------- ----------
1997
Inventory reserve.......   $  367     $1,069                $(650)     $  786
Allowance for doubtful
 accounts...............      261        (51)                 --          210
Warranty reserve........      342        229                 (229)        342
                           ------     ------    -------     -----      ------
                           $  970     $1,247                $(879)     $1,338
                           ======     ======    =======     =====      ======
1998
Inventory reserve.......   $  786     $1,492                $ (45)     $2,233
Allowance for doubtful
 accounts...............      210        176                  (18)        368
Warranty reserve........      342        284                 (134)        492
                           ------     ------    -------     -----      ------
                           $1,338     $1,952                $(197)     $3,093
                           ======     ======    =======     =====      ======
1999
Inventory reserve.......   $2,233     $  420       (625)    $(231)     $1,797
Allowance for doubtful
 accounts...............      368        104       (415)                   57
Warranty reserve........      492         38                  --          530
                           ------     ------    -------     -----      ------
                           $3,093     $  562    $(1,040)    $(231)     $2,384
                           ======     ======    =======     =====      ======

                                 EXHIBIT INDEX

 Exhibit
 Number                                Description
 -------                               -----------
  2.1    Asset Purchase Agreement, dated as of February 8, 2000, between the
         Company and MMW Acquisition, LLC.*

  3.1    Restated Articles of Organization of the Company, as amended.***

  3.2    Amended and Restated By-laws of the Company.**

  4.1 Form of certificate evidencing ownership of Common Stock of the Company.***

 10.1    1986 Stock Plan of the Company.

 10.2    1987 Stock Plan of the Company.

 10.3    1988 Stock Plan of the Company.

 10.4    1996 Stock Plan of the Company.

 10.5    1997 Stock Plan of the Company.

 10.6    1999 Stock Plan of the Company.

 10.7 Employment Agreement by and between the Company and John L. Youngblood dated January 25, 1994.

 10.8    Reseller Agreement by and between the Company and Newbridge Networks
         Corporation dated August 7, 1998.+

 10.9 Professional Services Agreement by and between the Company and Newbridge Networks Corporation dated August 7, 1998.+

 10.10   Revised Purchase Order by and between the Company and Motorola dated
         September 20, 1999.+

 10.11   Supply Agreement by and between the Company and California Amplifier,
         Inc. dated October 14, 1999.+

 10.12   Lease by and between the Company and Edward J. O'Leary--Raymond M.
         Vincunas Partnership dated January 16, 1990.**

 10.13 Revolving Line of Credit Agreement by and between the Company and Boston Federal Savings Bank dated August 20, 1999.

 10.14   Fourth Amended and Restated Registration Rights Agreement dated
         September 17, 1999.**

 10.15   Registration Rights Agreement by and between the Company and Boston
         Federal Savings Bank dated August 20, 1999.

 10.16   Registration Rights Agreement by and between the Company and Phoenix
         Leasing Incorporated dated May 19, 1999.**

 10.17   Purchase Agreement by and between the Company and Massachusetts
         Technology Development Corporation dated June 1988.**

 10.18 First Amendment to the Purchase Agreement by and between the Company and Massachusetts Technology Development Corporation dated December
         28, 1988.***

 10.19 Second Amendment to the Purchase Agreement by and between the Company and Massachusetts Technology Development Corporation dated June 17,
         1999.***

 10.20   Employee Stock Purchase Agreement by and between the Company and
         Mervyn Fitzgerald dated September 16, 1999.***

 Exhibit
 Number                               Description
 -------                              -----------
 10.21   Tax Agreement by and between the Company and Mervyn Fitzgerald dated
         September 16, 1999.***

 10.22   Memorandum of Understanding by and between the Company and C-MAC
         Industries Inc. dated December 20, 1999.****

 23.1    Consent of PricewaterhouseCoopers LLP.*****

 27.1    Financial Data Schedule.*****

--------
All non-marked Exhibits listed above are incorporated herein by reference to the exhibits to Form S-1 filed with the Commission on September 27, 1999 (File No. 333-87885).

    * Incorporated herein by reference to the exhibits to Form 8-K filed with the Commission on February 11, 2000.
   ** Incorporated herein by reference to the exhibits to Amendment No. 1 to Form S-1 filed with the Commission on October 15, 1999 (File No. 333-87885).
  *** Incorporated herein by reference to the exhibits to Amendment No. 2 to Form S-1 filed with the Commission on December 21, 1999 (File No. 333-87885).
 **** Incorporated herein by reference to the exhibits to Amendment No. 3 to Form S-1 filed with the Commission on January 11, 2000 (File No. 333-87885).
***** Filed herewith.
    + Incorporated herein by reference to the exhibits to Amendment No. 3 to Form S-1 filed with the Commission on January 11, 2000 (File No. 333-87885). Certain portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Telaxis Communications Corporation

                                                 /s/ John L. Youngblood
                                          By: _________________________________
                                                    John L. Youngblood,
                                               President and Chief Executive
                                                          Officer

Date: March 30, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ John L. Youngblood           President, Chief Executive   March 30, 2000
By: __________________________________  Officer and Director
          John L. Youngblood

       /s/ Dennis C. Stempel           Vice President, Chief        March 30, 2000
By: __________________________________  Financial Officer,
          Dennis C. Stempel             Treasurer and Principal
                                        Accounting Officer

      /s/ Albert E. Paladino           Director                     March 30, 2000
By: __________________________________
          Albert E. Paladino

       /s/ Robert C. Fleming           Director                     March 30, 2000
By: __________________________________
          Robert C. Fleming

      /s/ Allan M. Doyle, Jr.          Director                     March 30, 2000
By: __________________________________
         Allan M. Doyle, Jr.

       /s/ David A. Norbury            Director                     March 30, 2000
By: __________________________________
           David A. Norbury

       /s/ James W. Fordyce            Director                     March 30, 2000
By: __________________________________
           James W. Fordyce