Form 10-Q
period 2000-03-31
TELAXIS COMMUNICATIONS CORP
filed 2000-05-12
CIK 712511

--------------------------------------------------------------------------------
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                        Commission File Number 000-29053

                       TELAXIS COMMUNICATIONS CORPORATION

             (Exact name of registrant as specified in its charter)

        MASSACHUSETTS                                      04-2751645
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                            20 INDUSTRIAL DRIVE EAST
                            SOUTH DEERFIELD, MA 01373
                    (Address of principal executive offices)

                                 (413) 665-8551
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of May 1, 2000, there were 16,244,994 shares of the registrant's common stock outstanding.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements............................................    2

          Balance Sheets as of March 31, 2000 and
          December 31, 1999...............................................    3

          Statements of Operations and
          Comprehensive Loss for the three months ended March 31, 2000
          and March 31, 1999..............................................    4

          Statement of Changes in Stockholders' (Deficit) Equity..........    5

          Statements of Cash Flows for the three
          months ended March 31, 2000 and March 31, 1999..................    6

          Notes to Financial Statements...................................    7

Item 2.   Management's Discussion and Analysis of Financial Condition and     10
          Results of Operations...........................................

Item 3.   Qualitative and Quantitative Disclosures About Market Risk......    14

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...............................................    14

Item 2.   Changes in Securities and Use of Proceeds.......................    14

Item 6.   Exhibits and Reports on Form 8-K................................    15

SIGNATURES                                                                    16

                         PART I - FINANCIAL INFORMATION

         This Quarterly Report on Form 10-Q contains forward-looking statements as defined by federal securities laws which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, intentions, projections, future events or performance, underlying assumptions and other statements which are other than statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "projects," "potential," "continue," and other similar terminology or the negative of these terms. Forward-looking statements are only predictions and are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, without limitation, dependence on a limited number of customers, manufacturing capacity constraints, probable variability in our quarterly operating results, dependence on third parties, changes in the market, new products and announcements from other companies, changes in technology, and the impact of competitive products and pricing. These and other risks and uncertainties are described in more detail in our annual report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission. As a result, we cannot guarantee future results, levels of activity, performance or achievements and there can be no assurance that our expectations, beliefs or projections will result or be achieved or accomplished. We undertake no obligation to update or revise any forward-looking statement to reflect events, circumstances or new information after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, and we disclaim any such obligation.

Item 1.  Financial Statements and Supplementary Data.

                          INDEX TO FINANCIAL STATEMENTS

                                                                 Page
                                                                 ----
Balance Sheets...............................................      3
Statements of Operations and Comprehensive Loss..............      4
Statements of Changes in Stockholders' (Deficit) Equity......      5
Statements of Cash Flows.....................................      6
Notes to Financial Statements ...............................      7

                                                TELAXIS COMMUNICATIONS CORPORATION
                                                          BALANCE SHEETS
                                                 (in thousands, except share data)

                                                                                                        Pro Forma
                                                                                         December 31,  December 31,     March 31,
                                                                                            1999           1999           2000
                                                                                          ----------     --------     ---------
                                                                                                        (unaudited)   (unaudited)
Assets
Current assets
     Cash and cash equivalents .......................................................     $  6,603       $ 6,603      $ 54,479
     Marketable securities ...........................................................         --            --          13,246
     Accounts receivable, less allowance for doubtful accounts ($57 in 1999 and $100 .        2,900         2,900         6,754
       in 2000)
     Inventories .....................................................................        7,101         7,101        13,524
     Net assets to be disposed of ....................................................        1,954         1,954          --
     Other current assets ............................................................          170           170           449
                                                                                           --------       -------      --------
         Total current assets ........................................................       18,728        18,728        88,452
     Property, plant and equipment, net ..............................................        6,444         6,444         9,312
     Other assets ....................................................................          125           125           101
                                                                                           --------       -------      --------

         Total assets ................................................................     $ 25,297       $25,297      $ 97,865
                                                                                           ========       =======      ========

Liabilities, Redeemable Preferred Stock and Stockholders' (Deficit) Equity
Current liabilities
     Line of credit ..................................................................     $    500       $   500      $     --
     Accounts payable ................................................................        4,305         4,305         8,554
     Customer prepayments ............................................................          285           285           310
     Accrued expenses ................................................................        2,280         2,280         2,841
     Income taxes payable ............................................................           39            39            39
     Current maturities of long-term debt ............................................        1,149         1,149           930
     Current maturities of capital lease obligations .................................          982           982           795
                                                                                           --------       -------       --------

         Total current liabilities ...................................................        9,540         9,540        13,469
Long-term debt .......................................................................        1,578         1,578         1,566
Capital lease obligations ............................................................          807           807           631
                                                                                           --------       -------       --------
         Total liabilities ...........................................................       11,925        11,925        15,666
                                                                                           --------       -------       --------

Redeemable Preferred Stock
     Redeemable preferred stock, Class A, $.01 par value; $3.25 redemption value;
       authorized 0 shares (3,090,323 in 1999); issued and outstanding 0 shares ......        9,899          --            --
       (3,045,696 in 1999)
     Redeemable preferred stock, Class B, $.01 par value; $3.25 redemption value;
       authorized 0 shares (789,677 in 1999); issued and outstanding 0 shares (789,677        2,566          --            --
       in 1999)
     Redeemable preferred stock, Class D, $.01 par value; $1.80 redemption value;
       authorized 0 shares (7,200,000 in 1999); issued and outstanding 0 shares ......       12,960          --            --
       (7,200,000 in 1999)
     Redeemable preferred stock, Class E, $.01 par value; $2.25 redemption value;
       authorized 0 shares (11,000,000 in 1999): issued and outstanding 0 shares
       (9,941,508 in 1999) ...........................................................       22,368          --            --
                                                                                           --------       -------       --------
                                                                                             47,793          --            --
Stockholders' (Deficit) Equity
     Preferred stock, $.01 par value; authorized 0 shares (4,500,000  in 1999); none .         --            --            --
       issued
     Common stock, $.01 par value; authorized 100,000,000 shares in 2000 and 1999;
       issued and outstanding 16,171,636 shares (843,872 shares in 1999) .............            8           113           161
     Additional paid-in capital ......................................................        1,224        48,912       124,122
     Notes receivable ................................................................         (281)         (281)         (292)
     Accumulated deficit .............................................................      (35,205)      (35,205)      (41,636)
     Deferred stock compensation .....................................................         (167)         (167)         (156)
                                                                                           --------       -------       -------
         Total stockholders' (deficit) equity ........................................      (34,421)       13,372        82,199
                                                                                           --------       -------       -------
         Total liabilities, redeemable preferred stock and stockholders' (deficit)
         equity .......................................................................    $ 25,297       $25,297       $ 97,865
                                                                                           ========       =======       ========

   The accompanying notes are an integral part of these financial statements.

                                 TELAXIS COMMUNICATIONS CORPORATION
                           STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                (in thousands, except per share data)

                                                                      Three months ended March 31,
                                                                      ----------------------------
                                                                              1999         2000
                                                                            -------      -------
                                                                          (unaudited)  (unaudited)
Sales .................................................................     $ 1,177      $ 6,316
Cost of sales .........................................................       1,650        6,514
                                                                            -------      -------

Gross margin (loss) ...................................................        (473)        (198)
Operating expenses
     Research and development, net ....................................         934        1,683
     Selling and marketing ............................................         318          588
     General and administrative .......................................         372        1,538
                                                                            -------      -------

       Total operating expenses .......................................       1,624        3,809
                                                                            -------      -------

Operating loss ........................................................      (2,097)      (4,007)
                                                                            -------      -------
Other income (expense)
     Interest and other expense .......................................         (68)        (187)
     Interest and other income ........................................          17          611
                                                                            -------      -------

       Total other income (expense) ...................................         (51)         424
                                                                            -------      -------

Loss from continuing operations before income taxes ...................      (2,148)      (3,583)
Income tax benefit ....................................................        --           --
                                                                            -------      -------

Loss from continuing operations .......................................      (2,148)      (3,583)
                                                                            -------      -------
Discontinued operations:
     Income from operations of MMWP segment, net of taxes .............         358         --
     Stock compensation cost on disposition of MMWP segment ...........        --         (2,848)
                                                                            -------      -------

Income (loss) from discontinued operations ............................         358       (2,848)
                                                                            -------      -------

Net loss and comprehensive loss .......................................     $(1,790)     $(6,431)
                                                                            =======      =======
Basic and diluted earnings (loss) per share from:
     Continuing operations ............................................     $ (4.34)     $ (0.37)
                                                                            =======      =======
     Discontinued operations ..........................................     $  0.72      $ (0.29)
                                                                            =======      =======
     Net loss .........................................................     $ (3.62)     $ (0.66)
                                                                            =======      =======

Shares used in computing basic and diluted earnings (loss) per share ..         495        9,739
                                                                            =======      =======

   The accompanying notes are an integral part of these financial statements.

                                                 TELAXIS COMMUNICATIONS CORPORATION
                                       STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                                                  (in thousands, except share data)

                                            Common Stock           Additional
                                          ------------------         Paid-in       Note     Deferred Stock    Accumulated
                                          Shares      Amount         Capital    Receivable   Compensation       Deficit       Total
                                          ------      ------         -------    ----------   ------------       -------       -----
Balances, January 1, 2000.............       843,872     $   8     $    1,224  $     (281)     $   (167)     $  (35,205) $  (34,421)
Sale of common stock..................     4,600,000        46         78,154          --            --              --      78,200
Exercise of common stock options......       199,359         2            243         (11)           --              --         234
Exercise of common stock warrants.....        40,000        --             40          --            --              --          40
Amortization of deferred stock
   compensation.......................            --        --             --          --            11              --          11
Offering costs........................            --        --         (6,075)         --            --              --      (6,075)
Stock compensation cost on
   discontinued operation.............            --        --          2,848          --            --              --       2,848
Conversion of preferred stock.........    10,488,405       105         47,688          --            --              --      47,793
Net loss..............................            --        --             --          --            --          (6,431)     (6,431)
                                          ----------     ------     ----------  ----------      --------      ----------  ----------

Balances, March 31, 2000 (unaudited)..    16,171,636     $  161     $  124,122  $     (292)     $   (156)     $  (41,636) $   82,199
                                          ==========     ======     ==========  ==========      ========      ==========  ==========


   The accompanying notes are an integral part of these financial statements.


                                 TELAXIS COMMUNICATIONS CORPORATION
                                      STATEMENTS OF CASH FLOWS
                                           (in thousands)

                                                                              Three months ended
                                                                                   March 31,
                                                                            ----------------------
                                                                              1999          2000
                                                                            --------      --------
                                                                           (unaudited)  (unaudited)
Cash flows from operating activities
   Net loss ..........................................................     $ (1,790)     $ (6,431)
   Adjustments to reconcile net loss to net cash utilized by operating activities:
     Depreciation and amortization ...................................          575           647
     Non-cash compensation expense ...................................         --           2,859
     Changes in assets and liabilities
       Accounts receivable ...........................................          365        (3,854)
       Contracts in process ..........................................           (5)         --
       Inventories ...................................................           72        (6,423)
       Other current assets ..........................................           (2)         (297)
       Accounts payable and accrued expenses .........................         (521)        4,774
       Customer prepayments ..........................................          (79)           25
                                                                           --------      --------

       Net cash utilized by operating activities .....................       (1,385)       (8,700)
                                                                           --------      --------
Cash flows from investing activities
   Purchase of marketable securities .................................         --         (13,246)
   Proceeds from sale of discontinued operations .....................         --           1,990
   Additions to property and equipment ...............................         (350)       (3,476)
   Reduction (addition) to other assets ..............................           (9)            8
                                                                           --------      --------

       Net cash utilized by investing activities .....................         (359)      (14,724)
                                                                           --------      --------
Cash flows from financing activities
   Repayment of line of credit .......................................         --            (500)
   Repayments of long-term debt and capital lease obligations ........         (305)         (599)
   Issuance of common stock upon exercise of options and warrants ....            2           274
   Issuance of common stock ..........................................         --          78,200
   Stock issuance costs ..............................................         --          (6,075)
                                                                           --------      --------

       Net cash provided (utilized) by financing activities ..........         (303)       71,300
                                                                           --------      --------

Net increase (decrease) in cash and cash equivalents .................       (2,047)       47,876
Cash and cash equivalents at beginning of period .....................        2,635         6,603
                                                                           --------      --------

Cash and cash equivalents at end of period ...........................     $    588      $ 54,479
                                                                           ========      ========
Supplemental disclosure of cash flow information
  Non-cash  investing  and financing activities:
     Conversion of redeemable preferred stock ........................         --          47,793
     Notes received for issuance of common stock .....................         --              11


   The accompanying notes are an integral part of these financial statements.

                       TELAXIS COMMUNICATIONS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies

     Basis of Presentation

         The financial information as of March 31, 2000 and for the three months ended March 31, 1999 and 2000 is unaudited. In the opinion of management, such interim financial information includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the financial statements and footnotes as of and for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for any future period.

     Unaudited Pro Forma Balance Sheet

         The outstanding shares of the Company's preferred stock class A, B, D and E automatically convert to common stock upon a public offering resulting in gross proceeds of at least $15,000,000 and with an offering price of at least $4.50 per share. These conversions have been reflected in the unaudited pro forma balance sheet as of December 31, 1999.

     Marketable Securities

         The Company has invested the proceeds from our initial public offering in accordance with our corporate cash management policy. Marketable securities are carried at cost plus accrued interest, which approximates fair value. Investments are placed in instruments with institutions that have "Investment Grade" ratings or better. The Company's investments consist of municipal and government bonds, and commercial paper. At March 31, 2000, the Company had $8.7 million invested in securities with maturities from three to twelve months, and $4.5 million invested with maturities greater than twelve months and through June 2001.

     Comprehensive Income

         For the three months ended March 31, 1999 and 2000, comprehensive loss equaled net loss.

2.       Inventories

         Inventories are stated at the lower of cost (standard cost which approximates actual) or market and consist of the following (in thousands):

                                                  December 31,    March 31,
                                                     1999           2000
                                                 -----------    ------------
                                                                (unaudited)
         Parts and subassemblies............     $     3,257    $      7,348
         Work-in process....................           3,844           6,176
                                                 -----------    ------------
                                                 $     7,101    $     13,524
                                                 ===========    ============

3.       Property, Plant and Equipment

         Property, plant and equipment consist of the following (in thousands):

                                                             December 31,          March 31,
                                                                 1999                2000
                                                            --------------      --------------
                                                                                  (unaudited)
         Machinery and equipment..........................  $        9,803      $      13,204
         Furniture and fixtures...........................             679                696
         Leasehold improvements...........................           1,970              2,023
         Equipment under capital leases...................           3,469              3,474
                                                            --------------      -------------
                                                                    15,921             19,397
         Less accumulated depreciation and amortization...          (9,477)           (10,085)
                                                            --------------      -------------
                                                            $        6,444      $       9,312
                                                            ==============      =============

         The net book value of equipment under capital leases was approximately $1,296,000 and $2,757,000 at December 31, 1999 and March 31, 2000, respectively.

         Depreciation expense for the three months ended March 31, 1999 and 2000 was $575,000 and $608,000 respectively.

4.       Earnings Per Share

         Earnings per share have been computed by dividing the loss from continuing operations, income (loss) from discontinued operations and net loss by the weighted average common shares outstanding. No effect has been given to the exercise of common stock options, stock warrants, and outstanding redeemable preferred stock, since the effect would be antidilutive on continuing operations for all reporting periods.

                                                                             Three Months ended
                                                                                  March 31,
                                                                                 (unaudited)
                                                                           ---------------------
                                                                             1999         2000
                                                                           -------      --------
Historical:
     Loss from continuing operations ...........................           $(2,148)     $  (3,583)
                                                                           =======      =========
     Weighted average shares of common stock outstanding .......               495          9,739
                                                                           =======      =========
     Basic and diluted loss per share from continuing operations           $ (4.34)     $   (0.37)
     Income (loss) from discontinued operations ................           $   358      $  (2,848)
                                                                           =======      =========
     Weighted average shares of common stock outstanding .......               495          9,739
                                                                           =======      =========
     Basic and diluted income (loss) per share from discontinued
     operations ................................................           $  0.72      $   (0.29)
                                                                           =======      =========
     Net loss ..................................................           $(1,790)     $  (6,431)
                                                                           =======      =========
     Weighted average shares of common stock outstanding .......               495          9,739
                                                                           =======      =========
     Basic and diluted net loss per share ......................           $ (3.62)     $   (0.66)
                                                                           =======      =========

5.       Discontinued Operations

         In August 1999, the Board of Directors voted and authorized management to dispose of the Company's millimeter-wave products (MMWP) business segment. This segment consists of the development and manufacture of millimeter-wave components and assemblies, including antennas and quasi-optical products, multiplexer products, and passive waveguide products. On February 8, 2000 the Company completed the sale of substantially all of the assets of the MMWP segment to Millitech LLC for approximately $3.6 million.

         Accordingly, the Company has restated its historical financial statements to present the MMWP segment's operating results as a discontinued operation. The results of the MMWP operations have been segregated from continuing operations and reported as a separate line item in the statement of operations and comprehensive loss.

         As a result of the sale, the Company received cash proceeds of $2.0 million and recorded a subordinated note for $1.2 million with interest on the principal at 12%. The principal shall be payable in five equal semi-annual payments of $50,000 beginning on July 1, 2002 through December 31, 2004. On December 31, 2004, the entire remaining principal balance of $960,000 plus accrued interest shall be due. Interest shall be payable semi-annually on the first day of January and July of each year during the term of the note, beginning July 1, 2000. The Company has fully reserved this subordinated note. The Company recorded in the Statement of Operations for the three months ended March 31, 2000, stock compensation expense totaling $2.8 million as a result of accelerated vesting of incentive stock options for employees who left the Company and were hired by Millitech LLC.

         The assets and liabilities of the MMWP segment at December 31, 1999, consisting primarily of accounts receivable, inventories, equipment, accounts payable and accrued expenses, have been segregated as net assets to be disposed of in the amount of $1,954,000 in the accompanying balance sheet. The Company has accrued liabilities of approximately $646,000 at March 31, 2000 related to the MMWP segment.

         Sales for the MMWP segment were $2,650,000 and $770,000 for the three months ended March 31, 1999 and 2000, respectively.

6.       Accrued Expenses

         Accrued expenses consist of the following (in thousands):

                                                                    December 31,   March 31,
                                                                    ------------   ---------
                                                                       1999           2000
                                                                      ------         ------
      Accrued payroll, commissions and related expenses......         $  978         $1,043
      Accrued warranty expense...............................            530            465
      Accrued contract costs.................................            168            240
      Accrued liabilities on discontinued operations.........            350            646
      Other accrued expenses.................................            254            447
                                                                      ------         ------
                                                                      $2,280         $2,841
                                                                      ======         ======

7.       Initial Public Offering

         On February 7, 2000 the Company made available 4,600,000 shares of common stock to the general public under the terms and conditions contained in an underwriting agreement dated February 1, 2000 with various underwriters. The initial public offering resulted in the Company receiving approximately $71.2 million of net proceeds primarily for general corporate purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

         Our first prototype broadband point-to-multipoint wireless access equipment was evaluated in a trial in 1995. Before receiving our first volume order for equipment in June 1999, virtually all of our shipments of products were for site demonstrations and initial commercial deployments. Through March 31, 2000 we have assembled all of our products in-house. In the future, we intend to use third-party manufacturers to supplement our manufacturing capacity.

         We intend to increase expenditures in all areas, including manufacturing and engineering, research and development, and sales and marketing. These increases in operating expenses are not always apparent from our historical financial statements. As our sales continue to grow, we anticipate that our operating expenses as a percentage of sales will decrease even though we anticipate that will significantly increase amounts spent on research and development, selling and marketing, and general and administrative. This spending will support expansion of our production and design areas, greater recruiting efforts, and a larger customer support organization to address the continuing growth in the market for broadband wireless access equipment.

         For the three months ended March 31, 2000, approximately 93% of our sales were to a customer located in Canada, and 7% of our sales were to customers located in the United States. For the three months ended March 31, 1999, approximately 53% of our sales were to a customer located in Canada, 42% of our sales were to customers located in the United States, and 5% of our sales were to customers located in England. We expect that sales to customers located outside the United States will continue to be significant.

Result of Operations

         The following table provides continuing operations data as a percentage of sales for the periods presented. The percentages may not add due to rounding.

                                                              Three Months Ended
                                                                  March 31,
                                                                 (unaudited)
                                                               -----------------
                                                               1999         2000
                                                               -----       -----
Sales ..................................................       100.0%      100.0%
Cost of sales ..........................................       140.2       103.1
                                                               -----       -----

Gross margin (loss) ....................................       (40.2)       (3.1)
Operating expenses
    Research and development, net ......................        79.4        26.6
    Selling and marketing ..............................        27.0         9.3
    General and administrative .........................        31.6        24.4

      Total operating expenses .........................       138.0        60.3
                                                               -----       -----

Operating loss .........................................      (178.2)      (63.4)
Other income (expense) .................................        (4.3)        6.7
                                                               -----       -----

Loss from continuing operations before income taxes ....      (182.5)      (56.7)
Income tax benefit .....................................        (0.0)       (0.0)
                                                               -----       -----

Loss from continuing operations ........................      (182.5)%     (56.7)%
                                                               =====       =====

Three Months Ended March 31, 1999 and 2000

     Sales

         Sales increased 437% from $1.2 million for the three months ended March 31, 1999 to $6.3 million for the three months ended March 31, 2000. Of this increase, approximately $5 million was attributable to an increase in sales of our planar products from $558,000 to $5.6 million. The remaining increase resulted from an increase in sales of our modular products.

     Cost of Sales

         Cost of sales consists of component and material costs, direct labor costs, overhead related to manufacturing our products and customer support costs. Cost of sales increased $4.8 million from $1.7 million for the three months ended March 31, 1999 to $6.5 million for the three months ended March 31, 2000. The increase in cost of sales was attributable primarily to increased shipments of our planar products. Gross margins were a negative 40% in the three months ended March 31, 1999 and a negative 3% in the three months ended March 31, 2000. The improvement in gross margin is primarily due to the shipment of our higher margin planar products despite a delay in reaching product cost reduction targets.

     Research and Development Expenses

         Research and development expenses consist primarily of personnel and related costs associated with our product development efforts. These include costs for development and extension of products and components, test equipment and related facilities. Gross research and development expenses increased 100% from $1.0 million in the three months ended March 31, 1999 to $2.0 million in the three months ended March 31, 2000. The increase reflected significant investments to develop our planar products and adapt our modular products for additional frequency ranges. These activities required us to substantially increase the size of our research and development staff by 72%, from 39 personnel at March 31, 1999 to 67 at March 31, 2000. Research and development costs were partially offset by customer funding of $120,000 and $357,000 in the three months ended March 31, 1999 and 2000, respectively. Net of customer reimbursements, our research and development expenses increased 80% from $934,000 in the three months ended March 31, 1999 to $1.7 million in the three months ended March 31, 2000.

     Selling and Marketing Expenses

         Selling and marketing expenses consist of employee salaries and benefits, consultant fees, and expenses for advertising, travel, technical assistance, trade shows, and promotional and demonstration materials. Selling and marketing expenses increased 85% from $318,000 in the three months ended March 31, 1999 to $588,000 in the three months ended March 31, 2000. The increase was attributable to our hiring of two additional personnel in our customer support group, and increased consulting support along with expenses related to planned attendance at two additional trade shows aimed at enhancing our relationships with major customers and prospects. Our selling and marketing expenses as a percentage of sales decreased significantly from 27% for the three months ended March 31, 1999 to 9.3% for the same period in 2000. This was the result of increasing sales while only adding three people to our selling and marketing organization.

     General and Administrative Expenses

         General and administrative expenses consist primarily of executive, administrative, human resources, quality assurance, management information systems and finance related costs. General and administrative expenses increased 313% from $372,000 for the three months ended March 31, 1999 to $1.5 million for the three months ended March 31, 2000. The increase in general and administrative expenses was primarily attributable to staffing increases to support the Company's operation. The company added several senior management positions and additional support for finance and administration. As a result of the initial public offering, the Company has also incurred expenses for investor and public relations consulting firms. Expenses associated with the recruiting of additional technical personnel have increased from $82,000 for the three months ended March 31, 1999 to $160,000 for the same period in 2000.

     Other Income (Expense)

         Other income (expense) consists of interest earned on cash and cash equivalents offset by interest expense and miscellaneous non-operating expenses. Total other expense changed from $51,000 in expense for the three months ended March 31, 1999 to $424,000 in income for the three months ended March 31, 2000. Interest expense for the three months ended March 31, 2000 was $119,000 higher than the same period in 1999 due primarily to additional equipment financing. Interest income increased by $594,000 from $17,000 for the three months ended March 31, 1999 to $611,000 for the same period in 2000 as a result of increased cash balances from our initial public offering in February 2000.

Liquidity and Capital Resources

         We have financed our operations primarily through the sale of redeemable preferred stock, from cash generated by our discontinued operations, and from proceeds of our initial public offering in February 2000. We have also issued subordinated notes and used equipment lease financing and bank lines of credit to provide cash. Our line of credit and long term debt agreements in effect at March 31, 2000 contain certain financial covenants of which the most restrictive are the maintenance of a minimum debt-to-equity ratio and various profitability requirements. We raised net proceeds of $12.9 million in 1999 from the issuance of redeemable preferred stock.

         On February 7, 2000 the Company completed an initial public offering of 4,600,000 shares of its common stock at $17.00 per share under the terms and conditions contained in an underwriting agreement dated February 1,

2000 with various underwriters. We received net proceeds from our initial public offering of approximately $71.2 million, after underwriting discounts and commission and estimated offering costs, to be used primarily for general corporate purposes.

         At March 31, 2000, we had cash and cash equivalents of $54.5 million and marketable securities of $13.2 million. At March 31, 2000, we had no bank borrowings under our line of credit facility. This line of credit is collateralized by substantially all of our assets and interest is payable on the outstanding balance at a rate of prime plus 1% (prime was 9.0% at March 31, 2000).

         The increase in accounts receivable from $2.9 million at December 31, 1999 to $6.7 million at March 31, 2000, the increase in inventories from $7.1 million to $13.5 million, and the increase in accounts payable from $4.3 million to $8.6 million over the comparable period reflects the net working capital buildup resulting from the significant increase in production and sales of our broadband wireless access equipment.

         At March 31, 2000, we had approximately $2.6 million in long-term debt, of which $559,400 is due through December 2000 with an interest rate of 10%, $225,000 is due through June 2003 with an interest rate of 10%, and $1,776,000 is due through April 2003 with an interest rate of 12%.

         At March 31, 2000, we had approximately $1.4 million in capital lease obligations, which are due through 2002.

         Cash used in operating activities in the three months ended March 31, 2000 was $8.7 million compared to $1.4 million for the same period in 1999. For the three months ended March 31, 2000, cash used in operating activities has primarily represented funding of our net losses and inventory build to meet production requirements. For the three months ended March 31, 1999, cash used in operating activities primarily represented funding of our net losses.

         Cash used in investing activities in the three months ended March 31, 2000 was $14.7 million compared to $359,000 for the same period in 1999. In the three months ended March 31, 2000 these amounts related primarily to purchase of equipment and the purchase of marketable securities. In the three months ended March 31, 1999, these amounts related primarily to the purchase of equipment used in our manufacturing and research and development activities.

         Cash provided by financing activities in the three months ended March 31, 2000 was $71.3 million compared to cash used of $303,000 for the same period in 1999. The financing activities for the three months ended March 31, 2000 consisted primarily of the proceeds from our initial public offering. The financing activities for the three months ended March 31, 1999 consisted primarily of capital lease and debt repayments.

         Our future cash requirements will depend upon a number of factors, including the timing and level of research and development activities and sales and marketing campaigns, and our ability to significantly increase our manufacturing volumes. We believe that our cash and cash equivalent balances and the proceeds from this offering will provide sufficient capital to fund our operations for at least 12 months. Thereafter, we may require additional capital to fund our operations. In addition, from time to time we evaluate opportunities to acquire complementary technologies or companies. Should we identify any of these opportunities, we may need to raise additional capital to fund the acquisitions and our operations. There can be no assurance that financing will be available to us on favorable terms or at all.

Disclosures About Market Risk

         The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are exposed to risks and uncertainties, many of which are out of our control. Actual results could vary materially as a result of a number of factors, including those discussed above under "Part I - Financial Information."

         As of March 31, 2000, we had cash and cash equivalents of $54.5 million. Substantially all of these amounts consisted of highly liquid investments with remaining maturities at the date of purchase of less than 90 days. These investments are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the December 31, 1999 rates would cause the fair value of these short-term investments to decline by an insignificant amount. Due to the short duration of these investments, an immediate increase in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time will, however, reduce our interest income. As of March 31, 2000, we had marketable securities of $13.2 million which consisted of municipal and government bonds and commercial paper with maturities through June 2001.

         We do not own any significant equity investments. Therefore, we do not currently have any direct equity price risk.

         Currently, all sales to international customers are denominated in United States dollars and, accordingly, we are not currently exposed to foreign currency exchange rate risks.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

         See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Disclosures about Market Risk.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         We are not currently a party to any material legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds.

Conversion of Preferred Stock into Common Stock

         In January 2000, there were approximately 20,977,000 shares of the Company's preferred stock outstanding. In accordance with the terms of the Company's Restated Articles of Organization, those shares of preferred stock automatically converted into shares of common stock upon the closing of the initial public offering of the Company's common stock in February 2000. The preferred stock converted into common stock at a ratio of one share of common stock for two shares of preferred stock. This ratio was the result of the reverse one for two split of the Company's common stock effected in December 1999. There was no amendment or modification of the Company's Restated Articles of Organization in connection with this conversion.

Recent Sales of Unregistered Securities

         The Company has issued or sold the following unregistered securities in the three months ended March 31, 2000:

         o An aggregate of 102,750 shares of common stock at prices ranging from $1.00 to $8.00 per share through March 31, 2000 to our employees upon the exercise of options held by those individuals and issued under one or more of our stock plans.

         o An aggregate of 40,000 shares of common stock at $1.00 per share in March 2000 to a warrant holder upon the exercise of warrants.

         The foregoing numbers relating to our common stock have been adjusted to reflect the one for two reverse stock split which became effective on December 16, 1999. As a result of the reverse stock split, every two shares of our outstanding preferred stock were automatically converted into one share of our common stock upon the closing of our initial public offering of common stock on February 7, 2000.

         Each of the sales described above were completed without registration under the Securities Act in reliance upon one or more of the following exemptions:

         o     Section 4(2) of the  Securities  Act or Rule 506 of  Regulation D
               promulgated   under  the  Securities  Act  for  transactions  not
               involving a public offering; or

         o Rule 701 promulgated under the Securities Act with respect to certain of the options and shares of common stock issued to the Company's employees, directors and consultants.

         None of the sales of the unregistered securities issued by the Company described above have involved the use of an underwriter, and no commissions were paid in connection with the sale of any of the unregistered securities issued by the Company described above.

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

         The Company received approximately $71.2 million of net proceeds from the offering. Those net proceeds will be used for general corporate purposes and for potential acquisitions. Pending such uses, the net proceeds have been invested in short-term, interest-bearing, investment grade securities or direct or guaranteed obligations of the U.S. government. From the time of receipt through March 31, 2000, the Company has applied its net proceeds from the offering toward working capital, financing capital expenditures, and funding operating losses. Net cash used from the offering for operating activities totaled $4.4 million.

Item 3.  Exhibits and Reports on Form 8-K.

         (a)       Exhibits

         Exhibit 27.1 - Financial Data Schedule

         (b)       Reports on Form 8-K

         The Company filed a Form 8-K on February 8, 2000 to report that the Company had sold its Millitech Division to MMW Acquisition, LLC (to be renamed Millitech, LLC) ("Millitech") pursuant to an Asset Purchase Agreement, dated as of that date (the "Asset Purchase Agreement"). The Millitech Division contained the millimeter-wave components and assemblies business as well as the military satellite communications antenna business of Telaxis.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Telaxis Communications Corporation

Date:  May 12, 2000          By:   /s/ Dennis C. Stempel
                                   ---------------------
                                   Dennis C. Stempel,
                                   Chief Financial Officer, Principal Financial
                                   Officer, Principal Accounting Officer and
                                   Duly Authorized Officer