Form 10-Q
period 2000-06-30
TELAXIS COMMUNICATIONS CORP
filed 2000-08-11
CIK 712511

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

                        Commission File Number 000-29053

                       TELAXIS COMMUNICATIONS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          MASSACHUSETTS                                 04-2751645
-------------------------------                  -----------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation  or organization)


                            20 INDUSTRIAL DRIVE EAST
                            SOUTH DEERFIELD, MA 01373
                     ---------------------------------------
                    (Address of principal executive offices)



  (Registrant's telephone number, including area code)  (413) 665-8551
                                                        --------------

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

           As of July 31, 2000, there were 16,558,322 shares of the registrant's common stock outstanding.


                                      INDEX
                                      ------
                                                                                                               PAGE NO.
                                                                                                              ---------
    PART I.            FINANCIAL INFORMATION

    Item 1.                  Index to Financial Statements................................................       2

                                   Balance Sheets as of June 30, 2000 and December 31, 1999...............       3

                                   Statements of Operations and Comprehensive Loss for the three months          4
                                     and six months ended June 30, 2000 and 1999..........................

                                   Statement of Changes in Stockholders' (Deficit) Equity for the six
                                     months ended June 30, 2000...........................................       5

                                   Statements of Cash Flows for the six months ended June 30, 2000 and
                                     1999.................................................................       6

                                   Notes to Financial Statements..........................................       7

    Item 2.                  Management's Discussion and Analysis of Financial Condition and Results of         10
                             Operations...................................................................

    Item 3.                  Qualitative and Quantitative Disclosures About Market Risk...................      15

    PART II.           OTHER INFORMATION

    Item 1.                  Legal Proceedings............................................................      15

    Item 2.                  Changes in Securities and Use of Proceeds....................................      16

    Item 4.                  Submission of Matters to a Vote of Security Holders..........................      16

    Item 6.                  Exhibits and Reports on Form 8-K.............................................      17

    SIGNATURES                                                                                                  17


                         PART I - FINANCIAL INFORMATION

           This Quarterly Report on Form 10-Q contains forward-looking statements as defined by federal securities laws. Forward-looking statements are predictions that relate to future events or our future performance and are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause actual results, outcomes, levels of activity, performance or achievements to be materially different from any future results, outcomes, levels of activity, performance or achievements expressed, anticipated or implied by these forward-looking statements. Forward-looking statements should be read in light of the cautionary statements and important factors described in this Form 10-Q, including Part I, Item 2.-- Management's Discussion and Analysis of Financial Condition and Results of Operations, Safe Harbor for Forward-Looking Statements. We undertake no obligation to update or revise any forward-looking statement to reflect events, circumstances or new information after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Item 1.  Financial Statements and Supplementary Data.


                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                        --------
Balance Sheets..........................................................   3
Statements of Operations and Comprehensive Loss.........................   4
Statement of Changes in Stockholders' (Deficit) Equity..................   5
Statements of Cash Flows................................................   6
Notes to Financial Statements ..........................................   7

                       TELAXIS COMMUNICATIONS CORPORATION
                                 BALANCE SHEETS
                        (in thousands, except share data)

                                                                                                          Pro Forma
                                                                                          December 31,   December 31,    June 30,
                                                                                              1999           1999          2000
                                                                                         -----------------------------------------
                                                                                                         (unaudited)   (unaudited)
  Assets
  Current assets
        Cash and cash equivalents....................................................... $    6,603 $       6,603  $      33,481
        Marketable securities...........................................................         --            --         20,898
        Accounts receivable, less allowance for doubtful accounts ($57 in 1999
        and $100 in 2000)...............................................................      2,900         2,900          8,385
        Inventories.....................................................................      7,101         7,101         19,102
        Net assets to be disposed of....................................................      1,954         1,954             --
        Other current assets............................................................        170           170          2,432
                                                                                         ----------------------------------------

             Total current assets.......................................................     18,728        18,728         84,298
        Property, plant and equipment, net..............................................      6,444         6,444         12,081
        Other assets....................................................................        125           125             85
                                                                                         -----------------------------------------


             Total assets............................................................... $   25,297 $      25,297  $      96,464
                                                                                         ========================================

  Liabilities, Redeemable Preferred Stock and Stockholders' (Deficit) Equity
  Current liabilities

        Line of credit.................................................................. $      500 $         500  $          --
        Accounts payable................................................................      4,305         4,305          8,691
        Customer prepayments............................................................        285           285            309
        Accrued expenses................................................................      2,280         2,280          2,577
        Income taxes payable............................................................         39            39             39
        Current maturities of long-term debt............................................      1,149         1,149            789
        Current maturities of capital lease obligations.................................        982           982          1,653
                                                                                         ----------------------------------------

             Total current liabilities..................................................      9,540         9,540         14,058
  Long-term debt........................................................................      1,578         1,578          1,440
  Capital lease obligations.............................................................        807           807          2,620
                                                                                         ----------------------------------------

             Total liabilities..........................................................     11,925        11,925         18,118
                                                                                         ----------------------------------------

  Redeemable Preferred Stock

        Redeemable  preferred stock,  Class A, $.01 par value;  $3.25 redemption value; authorized 0 shares (3,090,323 in 1999); issued and outstanding 0
        shares (3,045,696 in 1999)......................................................      9,899            --             --
        Redeemable preferred stock, Class B, $.01 par value; $3.25 redemption value;
        authorized 0 shares (789,677 in 1999); issued and outstanding 0 shares
        (789,677 in 1999)...............................................................      2,566            --             --
        Redeemable preferred stock, Class D, $.01 par value; $1.80 redemption value;
        authorized 0 shares (7,200,000 in 1999); issued and outstanding 0 shares
        (7,200,000 in 1999).............................................................     12,960            --             --
        Redeemable preferred stock, Class E, $.01 par value; $2.25 redemption value;
        authorized 0 shares (11,000,000 in 1999): issued and outstanding 0
        shares (9,941,508 in 1999)......................................................     22,368            --             --
                                                                                         ----------------------------------------
                                                                                             47,793            --             --
  Stockholders' (Deficit) Equity

        Preferred stock, $.01 par value; authorized 4,500,000 shares in 2000 and
        1999; none issued...............................................................         --            --             --
        Common stock, $.01 par value; authorized 100,000,000 shares in 2000 and
        1999; issued and outstanding 16,317,943 shares (843,872 shares in 1999).........          8           113            163
        Additional paid-in capital......................................................      1,224        48,912        124,419
        Notes receivable................................................................       (281)         (281)          (348)
        Accumulated deficit.............................................................    (35,205)      (35,205)       (45,709)
        Deferred stock compensation.....................................................       (167)         (167)          (179)
                                                                                         ----------------------------------------
             Total stockholders' (deficit) equity.......................................    (34,421)       13,372         78,346
                                                                                         ----------------------------------------
             Total liabilities, redeemable preferred stock and stockholders'
             equity..................................................................... $   25,297 $      25,297     $    96,464
                                                                                         ========================================


The accompanying notes are an integral part of these financial statements.

                       TELAXIS COMMUNICATIONS CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (in thousands, except per share data)


                                                             Three months ended June 30,               Six months ended June 30,
                                                     -----------------------------------------------------------------------------
                                                             1999                  2000                1999               2000
                                                     -----------------------------------------------------------------------------
                                                          (unaudited)           (unaudited)        (unaudited)         (unaudited)

Sales..............................................      $      1,585        $   8,731          $     2,762         $  15,047
Cost of sales......................................             1,162            8,543                2,812            15,057
                                                     -----------------------------------------------------------------------------

Gross margin (loss)................................               423              188                  (50)              (10)
Operating expenses
      Research and development, net................             1,242            2,799                2,176             4,482
      Selling, general and administrative..........               800            2,756                1,490             4,882
                                                     -----------------------------------------------------------------------------

        Total operating expenses...................             2,042            5,555                3,666             9,364
                                                     -----------------------------------------------------------------------------

Operating loss.....................................            (1,619)          (5,367)              (3,716)           (9,374)
                                                     -----------------------------------------------------------------------------

Other income (expense)
      Interest and other expense...................              (109)            (203)                (177)             (390)
      Interest and other income....................                 8            1,001                   25             1,612
                                                     -----------------------------------------------------------------------------

        Total other income (expense)...............              (101)             798                 (152)            1,222
                                                     -----------------------------------------------------------------------------

Loss from continuing operations before income taxes
                                                               (1,720)          (4,569)              (3,868)           (8,152)
Income tax benefit.................................                --               --                   --                --
                                                     -----------------------------------------------------------------------------

Loss from continuing operations....................            (1,720)          (4,569)              (3,868)           (8,152)
                                                     -----------------------------------------------------------------------------

Discontinued operations:
Income from operations of MMWP segment, net of taxes                9               58                  367                58
Income (loss) on disposition of MMWP
   segment.........................................            (1,900)             438               (1,900)              438
Stock compensation cost on disposition of MMWP
   segment.........................................                --               --                   --            (2,848)
                                                     -----------------------------------------------------------------------------

Income (loss) from discontinued operations.........            (1,891)             496               (1,533)           (2,352)
                                                     -----------------------------------------------------------------------------

Net loss and comprehensive loss....................       $    (3,611)       $  (4,073)         $   (5,401)         $ (10,504)
                                                     =============================================================================

Basic and diluted earnings (loss) per share from:

      Continuing operations........................       $     (3.44)       $   (0.28)         $     (7.78)        $   (0.63)
                                                     =============================================================================

      Discontinued operations......................       $     (3.78)       $     .03          $     (3.08)        $   (0.18)

                                                     =============================================================================


      Net loss.....................................       $     (7.22)       $   (0.25)         $    (10.87)        $   (0.81)
                                                      ============================================================================

Shares used in computing basic and diluted earnings
   (loss) per share................................               500           16,283                  497            13,011
                                                     =============================================================================


The accompanying notes are an integral part of these financial statements.

                       TELAXIS COMMUNICATIONS CORPORATION
             STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                        (in thousands, except share data)
                                   (unaudited)



                                                    Common Stock        Additional
                                              ------------------------   Paid-in       Note    Deferred Stock Accumulated
                                                Shares        Amount     Capital    Receivable  Compensation    Deficit      Total
                                              --------------------------------------------------------------------------------------
Balances, January 1, 2000 .................      843,872    $    8    $   1,224     $ (281)    $   (167)    $  (35,205)  $  (34,421)
Sale of common stock ......................    4,600,000        46       78,154         --           --             --       78,200
Exercise of common stock options ..........      286,514         3          460        (67)          --             --          396
Exercise of common stock warrants .........       99,152         1           70         --           --             --           71
Amortization of deferred stock compensation           --        --           --         --           33             --           33
Offering costs ............................           --        --       (6,330)        --           --             --       (6,330)
Stock compensation costs ..................           --        --          305         --           --             --          305
Stock compensation cost on discontinued
   operations .............................           --        --        2,848         --          (45)            --        2,803
Conversion of preferred stock .............   10,488,405       105       47,688         --           --             --       47,793
Net loss ..................................           --        --           --         --           --        (10,504)     (10,504)
                                              ----------    ------    ---------     ------     --------     ----------   ----------
Balances, June 30, 2000 ...................   16,317,943    $  163    $ 124,419     $ (348)    $   (179)    $  (45,709)  $   78,346
                                              ==========    ======    =========     ======     ========     ==========   ==========





The accompanying notes are an integral part of these financial statements.

                       TELAXIS COMMUNICATIONS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                      Six months ended June 30,
                                                                                    -------------------------------
                                                                                          1999            2000
                                                                                    --------------- ---------------
                                                                                      (unaudited)     (unaudited)
Cash flows from operating activities
   Net loss ......................................................................      $ (5,401)      $(10,504)
   Adjustments to reconcile net loss to net cash utilized by operating activities:
      Depreciation and amortization ..............................................         1,185          1,522
      Loss (gain) on disposition of MMWP segment .................................         1,900           (496)
      Non-cash compensation expense ..............................................            88          3,140
      Changes in assets and liabilities
        Accounts receivable ......................................................           625         (5,485)
        Contracts in progress ....................................................           (11)            --
        Inventories ..............................................................        (1,273)       (12,001)
        Other current assets .....................................................          (156)        (2,298)
        Accounts payable and accrued expenses ....................................          (264)         5,143
        Customer prepayments .....................................................            17             24
        Income taxes payable .....................................................             9             --
                                                                                        --------       --------
        Net cash utilized by operating activities ................................        (3,281)       (20,955)
                                                                                        --------       --------
Cash flows from investing activities
   Purchase of marketable securities .............................................            --        (20,898)
   Proceeds from sale of discontinued operations .................................            --          1,990
   Additions to property and equipment ...........................................          (708)        (3,900)
   Decrease (increase) to other assets ...........................................           (39)             8
                                                                                        --------       --------
        Net cash utilized by investing activities ................................          (747)       (22,800)
                                                                                        --------       --------

Cash flows from financing activities
   Proceeds from note payable ....................................................         1,000             --
   Repayment of line of credit ...................................................            --           (500)
   Proceeds from long-term debt ..................................................         1,416             --
   Repayments of long-term debt and capital lease obligations ....................          (624)        (1,205)
   Issuance of common stock upon exercise of options and warrants ................             6            468
   Issuance of common stock ......................................................            --         78,200
   Stock issuance costs ..........................................................            --         (6,330)
                                                                                        --------       --------
        Net cash provided  by financing activities ...............................         1,798         70,633
                                                                                        --------       --------

Net increase (decrease) in cash and cash equivalents .............................        (2,230)        26,878
Cash and cash equivalents at beginning of period .................................         2,635          6,603
                                                                                        --------       --------
Cash and cash equivalents at end of period .......................................      $    405       $ 33,481
                                                                                        ========       ========

Supplemental disclosure of cash flow information
  Non-cash investing and financing activities:
      Equipment acquired under capital lease agreement ...........................      $    125       $  3,181
      Conversion of redeemable preferred stock ...................................            --         47,793
      Notes received for issuance of common stock ................................            --             67



The accompanying notes are an integral part of these financial statements.

                       TELAXIS COMMUNICATIONS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


1.         Summary of Significant Accounting Policies

      Basis of Presentation

           The financial information as of June 30, 2000 and for the three months and six months ended June 30, 1999 and 2000 is unaudited. In the opinion of management, such interim financial information includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the financial statements and footnotes as of and for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for any future period.

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

      Marketable Securities

           The Company has invested the proceeds from our initial public offering in accordance with our corporate cash management policy. Marketable securities are carried at cost plus accrued interest, which approximates fair value. Investments are placed in instruments with institutions that have "Investment Grade" ratings or better. The Company's investments consist of municipal and government bonds, and commercial paper. At June 30, 2000, the Company had $16.3 million invested in securities with maturities from three to twelve months, and $4.5 million invested with maturities greater than twelve months and through June 2001.

      Comprehensive Income

           For the three months and six months ended June 30, 1999 and 2000, comprehensive loss equaled net loss.

      Recent accounting pronouncements

           In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 "Accounting for certain Transactions Involving Stock Compensation-an interpretation of APB Opinion No. 25"("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25, including the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

      Reclassification

           Certain prior years amounts have been reclassified to conform to current year's presentation.

2.         Inventories

           Inventories are stated at the lower of cost or market and consist of the following (in thousands):

                                                December 31,       June 30,
                                                   1999             2000
                                               ----------------------------
                                                                 (unaudited
           Parts and subassemblies..............$  3,257       $   14,036
           Work in process......................   3,844            5,066
                                                ---------------------------
                                                $  7,101       $   19,102
                                                ===========================


3.        Property, Plant and Equipment

          Property, plant and equipment consist of the following (in thousands):

                                                                   December 31,    June 30,
                                                                       1999          2000
                                                                  ---------------------------
                                                                                  (unaudited)
           Machinery and equipment............................... $   9,803       $  13,452
           Furniture and fixtures................................       679             707
           Leasehold improvements................................     1,970           2,193
           Equipment under capital leases........................     3,469           6,650
                                                                  -------------------------

                                                                     15,921          23,002
           Less accumulated depreciation and amortization........    (9,477)        (10,921)
                                                                  -------------------------
                                                                  $   6,444       $  12,081
                                                                  ==========================


           The  net  book  value  of   equipment   under   capital   leases  was
approximately  $1,296,000 and $5,366,000 at December 31, 1999 and June 30, 2000,
respectively.

           Depreciation expense for the six months ended June 30, 1999 and 2000 was $1,159,000 and $1,444,000, respectively.

4.         Earnings Per Share

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


                                                                          Three months ended               Six months ended
                                                                               June 30,                        June 30,
                                                                              (unaudited)                    (unaudited)
                                                                    -----------------------------------------------------------
                                                                          1999          2000            1999           2000
                                                                    -----------------------------------------------------------
Historical:
    Loss from continuing operations................................  $    (1,720)   $  (4,569)      $  (3,868)      $  (8,152)
                                                                     ==========================================================

    Weighted average shares of common stock outstanding............          500       16,283             497          13,011
                                                                     ==========================================================

    Basic and diluted loss per share from continuing operations....  $     (3.44)       (0.28)          (7.78)      $   (0.63)
                                                                     ==========================================================

    Income (loss) from discontinued operations.....................  $    (1,891)   $     496       $  (1,533)      $  (2,352)
                                                                     ==========================================================

    Weighted average shares of common stock outstanding............          500       16,283             497          13,011
                                                                     ==========================================================

    Basic and diluted income (loss) per share from discontinued
     operations....................................................  $  (   3.78)      $ 0.03       $   (3.08)      $   (0.18)
                                                                     ==========================================================

    Net loss.......................................................  $    (3,611)   $  (4,073)      $  (5,401)      $ (10,504)
                                                                     ==========================================================

    Weighted average shares of common stock outstanding............          500       16,283             497          13,011
                                                                     ==========================================================

    Basic and diluted net loss per share...........................  $     (7.22)   $   (0.25)     $  (10.87)       $   (0.81)
                                                                     ==========================================================


5.         Discontinued Operations

           In August 1999, the Board of Directors voted and authorized management to dispose of the Company's millimeter-wave products (MMWP) business segment. This segment consisted of the development and manufacture of millimeter-wave components and assemblies, including antennas and quasi-optical products, multiplexer products, and passive waveguide products. On February 8, 2000 the Company completed the sale of substantially all of the assets of the MMWP segment to Millitech LLC for approximately $3.6 million.

           Accordingly, the Company has restated its historical financial statements to present the MMWP segment's operating results as a discontinued operation. The results of the MMWP operations have been segregated from continuing operations and reported as a separate line item in the statements of operations and comprehensive loss.

           As a result of the sale, the Company received cash proceeds of $2.0 million and a subordinated note for $1.2 million with interest on the principal at 12%. The principal is payable in five equal semi-annual payments of $50,000 beginning on July 1, 2002 through July 1, 2004. On December 31, 2004, the entire remaining principal balance of $960,000 plus accrued interest is due. Interest is payable semi-annually on the first days of January and July of each year during the term of the note, beginning July 1, 2000. The Company has fully reserved this subordinated note. The Company recorded in the Statements of Operations and Comprehensive Loss for the six months ended June 30, 2000, stock compensation expense of $2.8 million as a result of accelerated vesting of incentive stock options for employees who left the Company and were hired by Millitech LLC, and a gain on disposition of approximately $438,000 as a result of reassessing the net realizable value of certain assets and liabilities related to the divestiture.

           The assets and liabilities of the MMWP segment at December 31, 1999, consisting primarily of accounts receivable, inventories, equipment, accounts payable and accrued expenses, have been segregated as net assets to be disposed of in the amount of $1,954,000 in the accompanying balance sheet. The Company has accrued liabilities of approximately $630,000 at June 30, 2000 related to the MMWP segment.

           Sales for the MMWP segment were $0 for the three months ended June 30, 2000 ($2,039,000 in 1999) and $770,000 for the six months ended June 30,
2000 ($4,689,000 in 1999).

6.         Accrued Expenses

           Accrued expenses consist of the following (in thousands):

                                                                    December 31,    June 30,
                                                                  --------------------------
                                                                      1999           2000
                                                                  --------------------------
       Accrued payroll, commissions and related expenses......... $      978     $   1,215
       Accrued warranty expense..................................        530           321
       Accrued contract costs....................................        168           140
       Accrued liabilities on discontinued operations............        350           630
       Other accrued expenses....................................        254           271
                                                                  -------------------------
                                                                  $    2,280     $   2,577
                                                                  =========================



7.         Lines of Credit

           In August 1999, the Company entered into a revolving line of credit agreement with a bank. The agreement provided for an initial borrowing of up to $1,000,000, which was increased by $500,000 upon the Company's raising an additional $3,000,000 in stockholders' equity and increased by $500,000 upon receipt of a machinery and equipment appraisal, for a total amount available of $2,000,000. On June 9, 2000, the Company revised the agreement with the bank to increase the line of credit to $5,000,000 and extend the expiration of the line from August 19, 2000 to November 30, 2000. Interest is payable on the outstanding balance of the line at prime plus 1%. Prime was 9.5% at June 30, 2000. The line is collateralized by substantially all of the assets of the Company. The agreement requires the Company to comply with certain covenants including minimum working capital, tangible net worth, and revenue. The Company was in compliance with all covenants at June 30, 2000. At December 31, 1999, $500,000 was outstanding under this line of credit. At June 30, 2000, there were no borrowings under this line of credit.

8.         Initial Public Offering

           On February 7, 2000 the Company made available 4,600,000 shares of common stock to the general public under the terms and conditions contained in an underwriting agreement dated February 1, 2000 with various underwriters. The initial public offering resulted in the Company receiving approximately $71.1 million of net proceeds to be used primarily for general corporate purposes.

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

           Our first prototype broadband point-to-multipoint wireless access equipment was evaluated in a trial in 1995. Before receiving our first volume order for equipment in June 1999, virtually all of our shipments of products were for site demonstrations and initial commercial deployments. To date, we have assembled the majority of our products in-house. In the quarter ending June 30, 2000, C-MAC Industries began production of some of our products for us. In the future, we intend to continue to use third-party manufacturers to supplement our manufacturing capacity.

           We intend to increase expenditures in all areas, including manufacturing and engineering, research and development, and sales and marketing. These increases in operating expenses are not always apparent from our historical financial statements. As our sales continue to grow, we expect that our operating expenses as a percentage of sales will decrease even though we will significantly increase amounts spent on research and development, selling and marketing, and general and administrative. This spending will support expansion of our production and design areas, greater recruiting efforts, and a larger customer support organization to address the continuing growth in the market for broadband wireless access equipment.

           For both the three months and six months ended June 30, 2000, approximately 93% of our sales were to a customer located in Canada, and 7% of our sales were to customers located in the United States and Korea. For the three months and six months ended June 30, 1999, approximately 76% and 66% of our sales, respectively, were to a customer located in Canada, 24% and 32% of our sales, respectively, were to customers located in the United States, and 0% and 2% of our sales, respectively, were to customers located in England. We expect that sales to customers located outside the United States will continue to be significant.

Result of Operations

           The  following  table  provides  continuing   operations  data  as  a
percentage of sales for the periods presented. The percentages may not add due to rounding.

                                                                  Three Months Ended         Six Months Ended
                                                                      June 30,                  June 30,
                                                                     (unaudited)               (unaudited)
                                                           --------------------------------------------------------
                                                                   1999          2000       1999           2000
                                                           --------------------------------------------------------
Sales......................................................        100.0%        100.0%     100.0%        100.0%
Cost of sales..............................................         73.3          97.8      101.8         100.1
                                                           --------------------------------------------------------

Gross margin (loss)........................................         26.7           2.2       (1.8)        (0.1)
Operating expenses
    Research and development, net..........................         78.4          32.1       78.8          29.8
    Selling, general and administrative....................         50.5          31.6       53.9          32.4

       Total operating expenses............................        128.8          63.6      132.7          62.2
                                                           --------------------------------------------------------

Operating loss.............................................       (102.1)        (61.5)    (134.5)        (62.3)
Other income (expense).....................................         (6.4)          9.1       (5.5)          8.1
                                                           --------------------------------------------------------

Loss from continuing operations before income taxes........       (108.5)        (52.3)    (140.0)        (54.2)
Income tax benefit.........................................         (0.0)         (0.0)      (0.0)         (0.0)
                                                           --------------------------------------------------------

Loss from continuing operations............................       (108.5)%       (52.3)%   (140.0)%       (54.2)%
                                                           ========================================================

Three Months and Six Months Ended June 30, 1999 and 2000

      Sales

           Sales increased 451% to $8.7 million for the three months ended June 30, 2000 from $1.6 million for the same period in 1999. Of this increase, approximately $7 million was attributable to an increase in sales of our planar products from $1.1 million to $8.2 million. Sales increased 445% to $15.0 million for the six months ended June 30, 2000 from $2.8 million for the same period in 1999. Sales of our planar products have increased to $13.8 million for the six months ended June 30, 2000 compared to $1.6 million for the same period in 1999.

      Cost of Sales

           Cost of sales consists of component and material costs, direct labor costs, warranty costs, overhead related to manufacturing our products and customer support costs. Cost of sales increased $7.3 million to $8.5 million for the three months ended June 30, 2000 from $1.2 million for the same period in 1999. Cost of sales increased $12.3 million to $15.1 million for the six months ended June 30, 2000 from $2.8 million for the same period in 1999. The increase in cost of sales in each comparative period was attributable primarily to increased shipments of our products. Gross margins were 2.2% in the three months ended June 30, 2000 and 26.7% in the same period in 1999. Gross margins were negative 0.1% and negative 1.8%, respectively, for the six months ended June 30, 2000 and 1999. The decline in gross margin as a percentage of sales is primarily due to a reduction in average selling prices. Average selling prices for the three months and six months ended June 30, 2000 decreased by approximately 60% and 64%, respectively, from the same periods in 1999. These declines were driven by volume pricing as we delivered significantly higher volumes to support customer requirements.

      Research and Development Expenses

           Research and development expenses consist primarily of personnel and related costs associated with our product development efforts. These include costs for development and extension of products and components, test equipment and related facilities. Gross research and development expenses increased 97% to $3.1 million in the three months ended June 30, 2000 from $1.5 million in the same period in 1999. Gross research and development expenses increased 86% to $4.8 million for the six months ended June 30, 2000 from $2.6 million for the same period in 1999. The increases reflected significant investments to develop our products for additional frequency ranges and network interfaces. To support the increase in these activities, we substantially increased the size of our research and development staff by 30% to 82 at June 30, 2000 from 63 at June 30, 1999. In addition, we incurred significant material costs for development projects in the three months ended June 30, 2000. Research and development costs were partially offset by customer funding of $252,000 and $306,000 for the three months ended June 30, 2000 and 1999, respectively. Customer funding was $356,000 and $426,000 for the six months ended June 30, 2000 and 1999, respectively. Net of customer reimbursements, our research and development expenses increased 125% to $2.8 million in the three months ended June 30, 2000 from $1.2 million for the same period in 1999. Net research and development costs increased 106% to $4.5 million for the six months ended June 30, 2000 from $2.2 million for the same period in 1999.

      Selling, General and Administrative Expenses

           Selling, general and administrative expenses consist primarily of employee salaries and associated costs for selling, marketing, customer support, information systems, finance, legal, and administration. Selling, general and administrative expenses increased 245% to $2.8 million for the three months ended June 30, 2000 from $800,000 for the same period in 1999. Selling, general and administrative expenses increased 228% to $4.9 million for the six months ended June 30, 2000 from $1.5 million for the same period in 1999. These increases were due primarily to a increase in personnel in these functional areas to 42 at June 30, 2000 from 22 at June 30, 1999 to support the Company's growth and operation as a public company. Expenses relating to recruitment of additional technical personnel increased 98% to $367,000 for the six months ended June 30, 2000 from $185,000 for the same period in 1999. In the three months ended June 30, 2000, we also recorded a $261,000 non-recurring charge for the accelerated vesting of stock options on the retirement of a long-time, valued employee.

      Other Income (Expense)

           Other income (expense) consists of interest earned on cash and marketable securities offset by interest expense and miscellaneous non-operating expenses. Total other income/expense changed to $798,000 in income for the three months ended June 30, 2000 from $101,000 in expense for the same period in 1999. Total other expense changed to $1.2 million in income for the six months ended June 30, 2000 from $152,000 in expense for the same period in 1999. Interest expense for the three months ended June 30, 2000 was $94,000 higher than the same period in 1999 and $213,000 higher for the six months ended June 30, 2000 compared to the same period in 1999 due primarily to additional equipment financing. Interest income increased by $993,000 to $1 million for the three months ended June 30, 2000 from $8,000 for the same period in 1999. Interest income increased $1.6 million to approximately $1.6 million for the six months ended June 30, 2000 from $25,000 for the same period in 1999. The increases were a result of increases in invested cash and marketable securities subsequent to our initial public offering in February 2000.

Liquidity and Capital Resources

           We have financed our operations primarily through the sale of redeemable preferred stock, from cash generated by our discontinued operations, and from proceeds of our initial public offering in February 2000. We have also issued subordinated notes and used equipment lease financing and bank lines of credit to provide cash. Our line of credit and long term debt agreements in effect at June 30, 2000 contain certain financial covenants including minimum working capital, tangible net worth, and revenue. We raised net proceeds of $12.9 million in 1999 from the issuance of redeemable preferred stock.

           On February 7, 2000 we completed an initial public offering of 4,600,000 shares of our common stock at $17.00 per share under the terms and conditions contained in an underwriting agreement dated February 1, 2000 with various underwriters. We received net proceeds from our initial public offering of $71.1 million, after underwriting discounts and commission and offering costs, to be used primarily for general corporate purposes.

           At June 30, 2000, we had cash and cash equivalents of $33.5 million and marketable securities of $20.9 million. At June 30, 2000, we had no bank borrowings under our line of credit facility. This line of credit is collateralized by substantially all of our assets and interest is payable on the outstanding balance at a rate of prime plus 1% (prime was 9.5% at June 30, 2000).

           The increase in accounts receivable from $2.9 million at December 31, 1999 to $8.4 million at June 30, 2000, the increase in inventories from $7.1 million to $19.1 million, and the increase in accounts payable from $4.3 million to $8.7 million over the comparable period reflects the net working capital buildup resulting from the significant increase in production and sales of our broadband wireless access equipment.

           At June 30, 2000, we had approximately $2.2 million in long-term debt, of which $406,250 is due through December 2000 with an interest rate of 10%, $200,000 is due through June 2003 with an interest rate of 10%, and $1,683,000 is due through April 2003 with an interest rate of 12%.

           At June 30, 2000, we had approximately $4.3 million in capital lease obligations, which are due through 2003.

           Cash used in operating activities in the six months ended June 30, 2000 was $21.0 million compared to $3.3 million for the same period in 1999. For the six months ended June 30, 2000, cash used in operating activities has primarily represented funding of our net losses and inventory increase to meet future production requirements. For the six months ended June 30, 1999, cash used in operating activities primarily represented funding of our net losses.

           Cash used in investing activities in the six months ended June 30, 2000 was $22.8 million compared to $747,000 for the same period in 1999. In the six months ended June 30, 2000 these amounts related primarily to purchase of equipment and the purchase of marketable securities. In the six months ended June 30, 1999, these amounts related primarily to the purchase of equipment used in our manufacturing and research and development activities.

           Cash provided by financing activities in the six months ended June 30, 2000 was $70.6 million compared to $1.8 million for the same period in 1999. The financing activities for the six months ended June 30, 2000 consisted primarily of the proceeds from our initial public offering. The financing activities for the six months ended June 30, 1999 consisted primarily of proceeds from a note payable and additional debt partially offset by capital lease and debt repayments.

           Our future cash requirements will depend upon a number of factors, including the timing and level of research and development activities and sales and marketing campaigns, and our ability to significantly increase our manufacturing volumes and improve our gross margin. We believe that our cash and cash equivalent balances will provide sufficient capital to fund our operations for at least 12 months. Thereafter, we may require additional capital to fund our operations. In addition, from time to time we evaluate opportunities to acquire complementary technologies or companies. Should we identify any of these opportunities, we may need to raise additional capital to fund the acquisitions and our operations. There can be no assurance that financing will be available to us on favorable terms or at all.

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

           As of June 30, 2000, we had cash and cash equivalents of $33.5 million. Substantially all of these amounts consisted of highly liquid investments with remaining maturities at the date of purchase of less than 90 days. As of June 30, 2000, we had marketable securities of $20.9 million which consisted of municipal and government bonds and commercial paper with maturities through June 2001. These investments are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the December 31, 1999 rates would cause the fair value of these short-term investments to decline by an insignificant amount. Due to the short duration of these investments, an immediate increase in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time will, however, reduce our interest income.

           We do not own any significant equity investments. Therefore, we do not currently have any direct equity price risk.

           Currently, all sales to international customers are denominated in United States dollars and, accordingly, we are not currently exposed to foreign currency exchange rate risks.

Safe Harbor for Forward-Looking Statements

           This Quarterly Report on Form 10-Q contains forward-looking statements as defined by federal securities laws which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, intentions, projections, future events or performance, underlying assumptions and other statements which are other than statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "projects," "potential," "continue," and other similar terminology or the negative of these terms. From time to time, we may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this Form 10-Q, including those set forth below, and any other cautionary statements which may accompany the forward-looking statements. In addition, we undertake no obligation to update or revise any forward-looking statement to reflect events, circumstances or new information after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, and we disclaim any such obligation.

           We believe that the forward-looking statements included in this Form 10-Q have a reasonable basis.

However, forward-looking statements are only predictions that relate to future events or our future performance and are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause actual results, outcomes, levels of activity, performance or achievements to be materially different from any future results, outcomes, levels of activity, performance or achievements expressed, anticipated or implied by these forward-looking statements. As a result, we cannot guarantee future results, outcomes, levels of activity, performance or achievements, and there can be no assurance that our expectations, intentions, anticipations, beliefs or projections will result or be achieved or accomplished.

           In addition to other factors and matters discussed elsewhere in this Form 10-Q, some of the important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements include, without limitation, dependence on a limited number of customers; difficulty in obtaining necessary components and raw materials when, at the cost and in the quantities needed; failure of our customers to sell broadband wireless access solutions that include our products; manufacturing capacity constraints; difficulty in obtaining satisfactory performance from third-party manufacturers; inability to achieve cost reductions and technological improvements; difficulties in managing our expansion; loss of key personnel; inability to protect our proprietary technology; probable variability in our quarterly operating results; dependence on third parties; changes in the market; lack of market acceptance of broadband wireless technology and products; new products and announcements from other companies; changes in technology; and the impact of competitive products and pricing. These and other risks and uncertainties are described in more detail in our annual report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission and in our other periodic reports and filings made from time to time with the Securities and Exchange Commission.

           Another factor that could affect our future results, outcomes, levels of activity, performance or achievements is the recent acquisition of Newbridge Networks by Alcatel. That acquisition was consummated on May 25, 2000. Prior to the acquisition, Newbridge was our largest customer, accounting for 88% of our sales for the year ended December 31, 1999 and 93% of our sales for the quarter ended March 31, 2000. For the quarter ended June 30, 2000, Alcatel/Newbridge accounted for 93% of our sales. Prior to the acquisition, Alcatel provided its own transmitter/receiver equipment for its broadband wireless access efforts. The process and results of integrating the two companies are still not complete. Therefore, we are not certain what effect, if any, the acquisition of Newbridge will have on our business. The acquisition could result in our shipments of product to Alcatel decreasing or being delayed with resulting reduction in revenue. In particular, it is likely that sales of our products to Alcatel for the remainder of 2000 may be reduced. The acquisition could present us with opportunities to develop additional products for Alcatel and to assist in the technological development and supply of their current products. However, these opportunities and sales to other customers may not compensate for any potential reduction in sales of our current products to Alcatel.

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

Item 2.  Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

           The Company has issued or sold the following unregistered securities in the three months ended June 30, 2000:

           o An aggregate of 28,552 shares of common stock at $1.00 per share in April 2000 to a warrant holder upon the exercise of warrants on a cashless basis (752 shares of common stock were withheld by the Company as payment for the aggregate exercise price of the warrants).

           o An aggregate of 30,600 shares of common stock at $1.00 per share in May 2000 to two warrant holders upon the exercise of warrants.

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

           Each of the sales described above were completed without registration under the Securities Act in reliance upon the exemptions contained in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act for transactions not involving a public offering.

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

           The gross proceeds of the offering were approximately $78.2 million. The Company incurred approximately $7.1 million of expenses in connection with the offering, of which approximately $5.5 million represented underwriting discounts and commission, and $1.6 million represented offering costs, including legal fees, accounting fees, underwriters' out-of-pocket expenses and printing expenses.

           The Company received approximately $71.1 million of net proceeds from the offering. Those net proceeds will be used for general corporate purposes and for potential acquisitions. Pending such uses, the net proceeds have been invested in short-term, interest-bearing, investment grade securities or direct or guaranteed obligations of the U.S. government. From the time of receipt through June 30, 2000, the Company has applied its net proceeds from the offering toward working capital, financing capital expenditures, and funding operating losses. Net cash used from the offering for operating activities totaled $16.7 million.

Item 4.  Submission of Matters to a Vote of Security Holders.

           The Company held its annual meeting of stockholders on June 21, 2000. In connection with that meeting, beginning May 12, 2000, the Company distributed a definitive proxy statement to its stockholders of record as of May 1, 2000. At that meeting, the following two nominees were each elected to serve a three-year term as Directors of the Company:


             BOARD'S NOMINEES                 FOR                      AGAINST
             ----------------                 ---                      -------
           Allan M. Doyle, Jr.             12,952,250                   34,467
            Robert C. Fleming              12,952,550                   34,167

           The terms of office of each of Albert E. Paladino, David A. Norbury, and John L. Youngblood as a director of the Company continued after the June 21, 2000 annual meeting of stockholders.

Item 6.  Exhibits and Reports on Form 8-K.

           (a)       Exhibits

           Exhibit 27.1 - Financial Data Schedule

           (b)       Reports on Form 8-K

           The Company filed no reports on Form 8-K during the quarter ended June 30, 2000.


                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Telaxis Communications Corporation



Date:  August 11, 2000         By:  Dennis C. Stempel
                                    ----------------------------------
                                    Dennis C. Stempel
                                    Chief Financial Officer, Principal Financial
                                    Officer, Principal Accounting Officer and
                                    Duly Authorized Officer