Form 10-Q
period 2000-09-30
TELAXIS COMMUNICATIONS CORP
filed 2000-11-14
CIK 712511

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As  of  October  31,  2000,   there  were  16,670,559   shares  of  the
registrant's common stock outstanding.

--------------------------------------------------------------------------------

                                      INDEX

                                                                                           PAGE NO.
                                                                                      ----------------
    PART I.  FINANCIAL INFORMATION

    Item 1.            Index to Financial Statements...............................          2

                       Balance Sheets as of September 30, 2000 and December 31,              3
                         1999......................................................

                       Statements of Operations and Comprehensive Loss for the               4
                         three months and nine months ended September 30, 2000 and
                         1999......................................................

                       Statement of Changes in Stockholders' (Deficit) Equity for
                         the nine months ended September 30, 2000..................          5

                       Statements of Cash Flows for the nine months ended
                         September 30, 2000 and 1999...............................          6

                       Notes to Financial Statements...............................          7

    Item 2.        Management's Discussion and Analysis of Financial Condition and          10
                   Results of Operations...........................................

    Item 3.        Quantitative and Qualitative Disclosures About Market Risk......         15

    PART II. OTHER INFORMATION

    Item 1.        Legal Proceedings...............................................         16

    Item 2.        Changes in Securities and Use of Proceeds.......................         16

    Item 6.        Exhibits and Reports on Form 8-K................................         17

    SIGNATURES                                                                              17


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

Item 1.  Financial Statements and Supplementary Data.

                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                        --------
Balance Sheets.....................................................        3
Statements of Operations and Comprehensive Loss....................        4
Statement of Changes in Stockholders' (Deficit) Equity.............        5
Statements of Cash Flows...........................................        6
Notes to Financial Statements .....................................        7

                       TELAXIS COMMUNICATIONS CORPORATION
                                 BALANCE SHEETS
                        (in thousands, except share data)

                                                                                                         Pro Forma
                                                                                         December 31,   December 31,  September 30,
                                                                                             1999          1999           2000
                                                                                        --------------------------------------------
                                                                                                        (unaudited)   (unaudited)
  Assets

  Current assets
       Cash and cash equivalents....................................................... $       6,603  $       6,603 $       24,002
       Marketable securities...........................................................            --             --         22,591
       Trade accounts receivable, less allowance for doubtful accounts ($57
         in 1999 and $100 in 2000).....................................................         2,900          2,900          6,300
       Other accounts receivable.......................................................            --             --            302
       Inventories.....................................................................         7,101          7,101         19,757
       Net assets to be disposed of....................................................         1,954          1,954             --
       Other current assets............................................................           170            170            877
                                                                                        --------------------------------------------

           Total current assets........................................................        18,728         18,728         73,829
       Property, plant and equipment, net..............................................         6,444          6,444         12,766
       Intangible assets, net of accumulated amortization .............................            --             --            216
       Other assets....................................................................           125            125             85
                                                                                        --------------------------------------------

           Total assets................................................................ $      25,297  $      25,297 $       86,896
                                                                                        ============================================

  Liabilities, Redeemable Preferred Stock and Stockholders' (Deficit) Equity

  Current liabilities

       Line of credit.................................................................. $         500  $         500 $           --
       Accounts payable................................................................         4,305          4,305          5,368
       Customer prepayments............................................................           285            285            429
       Accrued expenses................................................................         2,319          2,319          2,011
       Current maturities of long-term debt............................................         1,149          1,149            648
       Current maturities of capital lease obligations.................................           982            982          1,525
                                                                                        --------------------------------------------

           Total current liabilities...................................................         9,540          9,540          9,981
  Long-term debt.......................................................................         1,578          1,578          1,311
  Capital lease obligations............................................................           807            807          2,336
                                                                                        --------------------------------------------

           Total liabilities...........................................................        11,925         11,925         13,628
                                                                                        --------------------------------------------

  Redeemable Preferred Stock

       Redeemable preferred stock, Class A, $.01 par value; $3.25 redemption value;
         authorized 0 shares (3,090,323 in 1999); issued and outstanding 0 shares               9,899             --             --
         (3,045,696 in 1999)...........................................................
       Redeemable preferred stock, Class B, $.01 par value; $3.25 redemption value;
         authorized 0 shares (789,677 in 1999); issued and outstanding 0 shares (789,677        2,566             --             --
         in 1999)......................................................................
       Redeemable preferred stock, Class D, $.01 par value; $1.80 redemption value;
         authorized 0 shares (7,200,000 in 1999); issued and outstanding 0 shares              12,960             --             --
         (7,200,000 in 1999)...........................................................
       Redeemable preferred stock, Class E, $.01 par value; $2.25 redemption value;
         authorized 0 shares (11,000,000 in 1999): issued and outstanding 0 shares             22,368             --             --
         (9,941,508 in 1999)...........................................................
                                                                                        --------------------------------------------
                                                                                               47,793             --             --
  Stockholders' (Deficit) Equity

       Preferred stock, $.01 par value; authorized 4,500,000 shares in 2000 and 1999;              --             --             --
         none issued...................................................................
       Common stock, $.01 par value; authorized 100,000,000 shares in 2000 and 1999;
         issued and outstanding 16,670,076 shares (843,872 shares in 1999).............             8            113            167
       Additional paid-in capital......................................................         1,224         48,912        124,674
       Notes receivable................................................................          (281)          (281)          (331)
       Accumulated deficit.............................................................       (35,205)       (35,205)       (51,072)
       Deferred stock compensation.....................................................          (167)          (167)          (170)
                                                                                        --------------------------------------------
           Total stockholders' (deficit) equity........................................       (34,421)        13,372         73,268
                                                                                        --------------------------------------------
           Total liabilities, redeemable preferred stock and stockholders' (deficit)
           equity...................................................................... $      25,297  $      25,297 $       86,896
                                                                                        ============================================

The accompanying notes are an integral part of these financial statements.

                       TELAXIS COMMUNICATIONS CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (in thousands, except per share data)

                                               Three months ended September 30,      Nine months ended September 30,
                                             ---------------------------------------------------------------------------
                                                    1999               2000              1999               2000
                                             ---------------------------------------------------------------------------
                                                (unaudited)        (unaudited)        (unaudited)       (unaudited)
Sales....................................... $           2,742  $           8,095  $           5,504 $         23,142
Cost of sales...............................             2,291             10,225              5,103           25,282
                                             ---------------------------------------------------------------------------
Gross margin (loss).........................               451             (2,130)               401           (2,140)
Operating expenses
     Research and development, net..........             1,192              2,425              3,368            6,907
     Selling, general and administrative....               984              1,963              2,474            6,846
                                             ---------------------------------------------------------------------------
       Total operating expenses.............             2,176              4,388              5,842           13,753
                                             ---------------------------------------------------------------------------
Operating loss..............................            (1,725)            (6,518)            (5,441)         (15,893)
                                             ---------------------------------------------------------------------------
Other income (expense)
     Interest and other expense.............              (384)              (207)              (561)            (597)
     Interest and other income..............                30                829                 55            2,441
                                             ---------------------------------------------------------------------------
       Total other income (expense).........              (354)               622               (506)           1,844
                                             ---------------------------------------------------------------------------
Loss from continuing operations before
   income taxes.............................            (2,079)            (5,896)            (5,947)         (14,049)
Income tax benefit..........................                --                 --                 --               --
                                             ---------------------------------------------------------------------------
Loss from continuing operations.............            (2,079)            (5,896)            (5,947)         (14,049)
                                             ---------------------------------------------------------------------------
Discontinued operations:
Income (loss) from operations of MMWP
   segment, net of taxes....................              (109)                --                258               --
Income (loss) on disposition of MMWP
   segment..................................                --                534             (1,900)           1,030
Stock compensation cost on disposition of
   MMWP segment.............................                --                 --                 --           (2,848)
                                             ---------------------------------------------------------------------------
Income (loss) from discontinued operations..              (109)               534             (1,642)          (1,818)
                                             ---------------------------------------------------------------------------
Net loss and comprehensive loss............. $          (2,188) $          (5,362) $          (7,589) $       (15,867)
                                             ===========================================================================

Basic and diluted earnings (loss) per share from:

     Continuing operations.................. $           (3.44) $           (0.36) $          (11.14) $        (0.99)
                                             ===========================================================================

     Discontinued operations................ $           (0.18) $             .03  $           (3.07) $        (0.13)
                                             ===========================================================================

     Net loss............................... $           (3.62) $           (0.32) $          (14.21) $        (1.12)
                                             ===========================================================================

Shares used in computing basic and diluted
   earnings (loss) per share................               604             16,526                534           14,191
                                             ===========================================================================


The accompanying notes are an integral part of these financial statements.

                       TELAXIS COMMUNICATIONS CORPORATION
             STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                        (in thousands, except share data)
                                   (unaudited)

                                             Common Stock        Additional
                                       ------------------------   Paid-in     Notes    Deferred Stock   Accumulated
                                          Shares      Amount      Capital   Receivable  Compensation      Deficit      Total
                                       -----------------------------------------------------------------------------------------
Balances, January 1, 2000.............      843,872 $        8  $    1,224  $     (281) $       (167)  $    (35,205) $  (34,421)
Sale of common stock..................    4,600,000         46      78,154          --            --             --      78,200
Exercise of common stock options......      505,004          5         717         (50)           --             --         672
Exercise of common stock warrants.....      232,795          3          68          --            --             --          71
Amortization of deferred stock
   compensation.......................           --         --          --          --            42             --          42
Offering costs........................           --         --      (6,330)         --            --             --      (6,330)
Stock compensation costs..............           --         --         305          --           (45)            --         260
Stock compensation cost on
   discontinued operations............           --         --       2,848          --            --             --       2,848
Conversion of preferred stock.........   10,488,405        105      47,688          --            --             --      47,793
Net loss..............................           --         --          --          --            --        (15,867)    (15,867)
                                       -----------------------------------------------------------------------------------------
Balances, September 30, 2000..........   16,670,076 $      167  $  124,674  $     (331) $       (170)  $    (51,072) $   73,268
                                       =========================================================================================


The accompanying notes are an integral part of these financial statements.

                       TELAXIS COMMUNICATIONS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                     Nine months ended
                                                                                       September 30,
                                                                                 ---------------------------
                                                                                     1999          2000
                                                                                 ------------- -------------
                                                                                 (unaudited)   (unaudited)
Cash flows from operating activities
   Net loss..................................................................... $    (7,589)  $    (15,867)
   Adjustments to reconcile net loss to net cash utilized
   by operating activities:
     Depreciation and amortization..............................................       2,072          2,518
     Loss (gain) on disposition of MMWP segment.................................       1,900         (1,020)
     Non-cash compensation expense..............................................         225          3,140
     Changes in assets and liabilities
       Accounts receivable trade................................................         229         (3,400)
       Other accounts receivable................................................          --           (302)
       Contracts in progress....................................................          23             --
       Inventories..............................................................      (3,577)       (12,656)
       Other current assets.....................................................        (149)          (743)
       Accounts payable and accrued expenses....................................       1,802          1,739
       Customer prepayments.....................................................         (10)           144
                                                                                 ------------- -------------
       Net cash utilized by operating activities................................      (5,074)       (26,447)
                                                                                 ------------- -------------

Cash flows from investing activities
   Purchase of marketable securities............................................          --        (22,591)
   Proceeds from sale of discontinued operations................................          --          1,990
   Additions to property and equipment..........................................      (1,487)        (5,425)
   (Increase) to other assets, intangibles......................................         (74)          (208)
                                                                                 ------------- -------------
       Net cash utilized by investing activities................................      (1,561)       (26,234)
                                                                                 ------------- -------------

Cash flows from financing activities
   Proceeds from note payable...................................................       2,000             --
   Net (repayment) borrowing under line of credit...............................         500           (500)
   Proceeds from long-term debt.................................................       1,420             --
   Repayments of long-term debt and capital lease obligations...................        (862)        (2,034)
   Issuance of common stock upon exercise of options and warrants...............         184            744
   Issuance of redeemable preferred stock.......................................      12,950             --
   Issuance of common stock.....................................................          --         78,200
   Stock issuance costs.........................................................         (34)        (6,330)
                                                                                 ------------- -------------
       Net cash provided  by financing activities...............................      16,158         70,080
                                                                                 ------------- -------------

Net increase in cash and cash equivalents.......................................       9,523         17,399
Cash and cash equivalents at beginning of period................................       2,635          6,603
                                                                                 ------------- -------------
Cash and cash equivalents at end of period...................................... $    12,158   $     24,002
                                                                                 ============= =============

Supplemental   disclosure  of  cash  flow  information
  Non-cash  investing  and financing activities:
     Equipment acquired under capital lease agreement........................... $       438   $      3,323
     Conversion of redeemable preferred stock...................................          --         47,793
     Issuance of preferred stock for subordinated promissory note...............       2,000             --
     Notes received for issuance of common stock................................         281             67


The accompanying notes are an integral part of these financial statements.

                       TELAXIS COMMUNICATIONS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

     Basis of Presentation

         The financial information as of September 30, 2000 and for the three months and nine months ended September 30, 1999 and 2000 is unaudited. In the opinion of management, such interim financial information includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the financial statements and footnotes as of and for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for any future period.

     Unaudited Pro Forma Balance Sheet

         The outstanding shares of the Company's preferred stock class A, B, D and E automatically convert to common stock upon a public offering resulting in gross proceeds of at least $15,000,000 and with an offering price of at least $4.50 per share. These conversions have been reflected in the unaudited pro forma balance sheet as of December 31, 1999.

     Marketable Securities

         The Company has invested the proceeds from its initial public offering in accordance with its corporate cash management policy. Marketable securities are carried at cost plus accrued interest, which approximates fair value. Investments are placed in instruments with institutions that have "Investment Grade" ratings or better. The Company's investments consist of municipal and government bonds, and commercial paper. At September 30, 2000, the Company had $22.6 million invested in securities with maturities from three to twelve months.

     Intangible Assets

         Intangible assets are recorded at cost and are amortized using the straight-line method over their expected useful life, which is five years.

     Comprehensive Income

         For the three months and nine months ended September 30, 1999 and 2000, comprehensive loss equaled net loss.

     Recent accounting pronouncements

         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 "Accounting for certain Transactions Involving Stock Compensation-an interpretation of APB Opinion No. 25" ("FIN 44"). The application of FIN 44 did not have a material impact on the Company's financial position or results of operations.

     Reclassification

         Certain prior year amounts have been reclassified to conform to current year's presentation.

2.       Inventories

         Inventories are stated at the lower of cost or market and consist of the following (in thousands):

                                            December 31,     September 30,
                                                1999              2000
                                          ----------------  -----------------
                                                              (unaudited)
         Finished goods.................. $            95   $         1,846
         Parts and subassemblies.........           3,257            14,311
         Work-in process.................           3,749             3,600
                                          ----------------  -----------------
                                          $         7,101   $        19,757
                                          ================  =================

         The Company has recorded inventory reserves of $1.8 million and $3.4 million at December 31, 1999 and September 30, 2000, respectively, in order to reflect the net realizable value of the inventory. Included in cost of sales for the nine months ended September 30, 2000 was $1.9 million of expense related to inventory reserves.

3.       Property, Plant and Equipment

         Property, plant and equipment consist of the following (in thousands):

                                               December 31,      September 30,
                                                  1999               2000
                                              --------------   ----------------
                                                                 (unaudited)
         Machinery and equipment............. $       9,803    $       15,233
         Furniture and fixtures..............           679               769
         Leasehold improvements..............         1,970             2,206
         Equipment under capital leases......         3,469             6,472
                                              --------------   ----------------
                                                     15,921            24,680
         Less accumulated depreciation
           and amortization.... .............        (9,477)          (11,914)
                                              --------------   ----------------
                                              $       6,444    $       12,766
                                              ==============   ================

         The net book value of equipment under capital leases was approximately $1,296,000 and $4,567,000 at December 31, 1999 and September 30, 2000,
respectively.

         Depreciation expense for the nine months ended September 30, 1999 and 2000 was $1,790,000 and $2,437,000, respectively.

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

                                                                  Three months ended                Nine months ended
                                                                     September 30,                    September 30,
                                                                     (unaudited)                       (unaudited)
                                                          ----------------------------------  --------------------------------
                                                                1999               2000             1999             2000
                                                          ----------------   ---------------  ---------------  ---------------
Historical: (in thousands, except per share amounts)
   Loss from continuing operations....................... $     (2,079)      $     (5,896)    $     (5,947)    $    (14,049)
                                                          ================   ===============  ===============  ===============

   Weighted average shares of common stock outstanding...          604             16,526              534           14,191
                                                          ================   ===============  ===============  ===============

   Basic and diluted loss per share from continuing
   operations............................................ $      (3.44)      $      (0.36)    $     (11.14)    $      (0.99)
                                                          ================   ===============  ===============  ===============

   Income (loss) from discontinued operations............ $       (109)      $        534     $     (1,642)    $     (1,818)
                                                          ================   ===============  ===============  ===============

   Weighted average shares of common stock outstanding...          604             16,526              534           14,191
                                                          ================   ===============  ===============  ===============

   Basic and diluted income (loss) per share from
    discontinued operations.............................. $      (0.18)      $       0.03     $      (3.07)    $      (0.13)
                                                          ================   ===============  ===============  ===============

   Net loss.............................................. $     (2,188)      $     (5,362)    $     (7,589)    $    (15,867)
                                                          ================   ===============  ===============  ===============

   Weighted average shares of common stock outstanding...          604             16,526              534           14,191
                                                          ================   ===============  ===============  ===============


   Basic and diluted net loss per share.................. $      (3.62)      $      (0.32)    $     (14.21)    $     (1.12)
                                                          ================   ===============  ===============  ===============


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

         As a result of the sale, the Company received cash proceeds of $2.0 million and a subordinated note for $1.2 million with interest on the principal at 12%. The principal is payable in five equal semi-annual payments of $50,000 beginning on July 1, 2002 through July 1, 2004. On December 31, 2004, the entire remaining principal balance of $960,000 plus accrued interest is due. Interest is payable semi-annually on the first days of January and July of each year during the term of the note,  beginning  July 1,  2000.  The  Company  has fully reserved this subordinated note. The Company recorded in the Statement of Operations for the nine months ended September 30, 2000, stock compensation expense of $2.8 million as a result of accelerated vesting of incentive stock options for employees who left the Company and were hired by Millitech LLC, and a gain on disposition of approximately $1,030,000 as a result of reassessing the net realizable value of certain assets and liabilities related to the divestiture.

         The assets and liabilities of the MMWP segment at December 31, 1999, consisting primarily of accounts receivable, inventories, equipment, accounts payable and accrued expenses, have been segregated as net assets to be disposed of in the amount of $1,954,000 in the accompanying balance sheet. The Company has accrued liabilities of approximately $106,000 at September 30, 2000 related to the MMWP segment.

         Sales for the MMWP segment were $0 for the three months ended September 30, 2000 ($1,828,000 in 1999) and $770,000 for the nine months ended September 30, 2000 ($6,517,000 in 1999).

6.       Accrued Expenses

         Accrued expenses consist of the following (in thousands):

                                                     December 31,  September 30,
                                                        1999           2000
                                                     ------------  -------------
                                                                   (unaudited)
 Accrued payroll, commissions and related expenses.. $      978    $      1,128
 Accrued warranty expense...........................        530            352
 Accrued contract costs.............................        168            140
 Accrued liabilities on discontinued operations.....        350            106
 Other accrued expenses.............................        293            285
                                                     ------------  -------------
                                                     $    2,319    $      2,011
                                                     ============  =============

7.       Lines of Credit

         In August 1999, the Company entered into a revolving line of credit agreement with a bank. The agreement provided for an initial borrowing of up to $1,000,000, which was increased by $500,000 upon the Company's raising an additional $3,000,000 in stockholders' equity and increased by $500,000 upon receipt of a machinery and equipment appraisal, for a total amount available of $2,000,000. On June 9, 2000, the Company revised the agreement with the bank to increase the line of credit to $5,000,000 and extend the expiration of the line from August 19, 2000 to November 30, 2000. Interest is payable on the outstanding balance of the line at prime plus 1%. Prime was 9.5% at September 30, 2000. The line is collateralized by substantially all of the assets of the Company. The agreement requires the Company to comply with certain covenants including minimum working capital, tangible net worth, and revenue. At September 30, 2000, the Company was not in compliance with the minimum revenue covenant and subsequently obtained a waiver from the bank. At December 31, 1999, $500,000 was outstanding under this line of credit. At September 30, 2000, there were no borrowings under this line of credit. The Company is currently negotiating a renewal of the line of credit agreement with the bank.

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

         We intend to increase expenditures in engineering, research and development, and sales and marketing. These increases in operating expenses are not always apparent from our historical financial statements. This spending will support expansion of our customer diversification and product development efforts to address the continuing growth in the market for broadband wireless access equipment.

         For the three months and nine months ended September 30, 2000, approximately 96% and 94% of our sales, respectively, were to a customer located in Canada, and 4% and 6% of our sales, respectively, were to customers located in the United States and Korea. For the three months and nine months ended September 30, 1999, approximately 96% and 81% of our sales, respectively, were to a customer located in Canada, 2% and 17% of our sales, respectively, were to customers located in the United States, and 2% of our sales were to customers located in England and Korea. We expect that sales to customers located outside the United States will continue to be significant.

Result of Operations

         The following table provides continuing operations data as a percentage of sales for the periods presented. The percentages may not add due to rounding.

                                                            Three Months Ended          Nine Months Ended
                                                               September 30,              September 30,
                                                                (unaudited)                (unaudited)
                                                        --------------------------  ---------------------------
                                                           1999          2000          1999            2000
                                                        ------------  ------------  ------------   ------------
Sales..................................................    100.0%        100.0%        100.0%          100.0%
Cost of sales..........................................     83.6         126.3          92.7           109.2
                                                        ------------  ------------  ------------   ------------

Gross margin (loss)....................................     16.4         (26.3)          7.3           (9.2)
Operating expenses
    Research and development, net......................     43.5          30.0          61.2            29.8
    Selling, general and administrative................     35.9          24.2          44.9            29.6
      Total operating expenses.........................     79.4          54.2         106.1            59.4
                                                        ------------  ------------  ------------   ------------

Operating loss.........................................    (62.9)        (80.5)        (98.9)          (68.7)
Other income (expense).................................    (12.9)          7.7          (9.2)            8.0
                                                        ------------  ------------  ------------   ------------

Loss from continuing operations before income taxes....    (75.8)        (72.8)       (108.0)          (60.7)
Income tax benefit.....................................     (0.0)         (0.0)         (0.0)           (0.0)
                                                        ------------  ------------  ------------   ------------

Loss from continuing operations........................    (75.8)%       (72.8)%      (108.0)%         (60.7)%
                                                        ============  ============  ============   ============

Three Months and Nine Months Ended September 30, 1999 and 2000

     Sales

         Sales  increased  195%  to $8.1  million  for the  three  months  ended
September 30, 2000 from $2.7 million for the same period in 1999. Of this increase, approximately $5.2 million was attributable to an increase in sales of our planar products from $2.6 million to $7.8 million. Sales increased 320% to $23.1 million for the nine months ended September 30, 2000 from $5.5 million for the same period in 1999. Sales of our planar products have increased to $21.6 million for the nine months ended September 30, 2000 compared to $4.2 million for the same period in 1999.

     Cost of Sales

         Cost of sales consists of component and material costs, direct labor costs, warranty costs, overhead related to manufacturing our products and customer support costs. Cost of sales increased $7.9 million to $10.2 million for the three months ended September 30, 2000 from $2.3 million for the same period in 1999. Cost of sales increased $20.2 million to $25.3 million for the nine months ended September 30, 2000 from $5.1 million for the same period in 1999. The increase in cost of sales in each comparative period was attributable primarily to increased shipments of our products and an increase to inventory reserves of approximately $1.9 million in the three months ended September 30, 2000 due to changing business requirements. Gross margins were negative 26.3% in the three months ended September 30, 2000 and positive 16.4% in the same period in 1999. Gross margins were negative 9.2% and positive 7.3%, respectively, for the nine months ended September 30, 2000 and 1999. The decline in gross margin as a percentage of sales is primarily due to the increase to inventory reserves and reductions in average selling prices which exceeded the reductions in product cost in the corresponding period. These declines in average selling prices were driven by volume pricing for commercial deployments as we delivered significantly higher volumes to support customer requirements.

     Research and Development Expenses

         Research and development expenses consist primarily of personnel and related costs associated with our product development efforts. These include costs for development and extension of products and components, test equipment and related facilities. Gross research and development expenses increased 72% to $2.6 million in the three months ended September 30, 2000 from $1.5 million in the same period in 1999. Gross research and development expenses increased 81% to $7.4 million for the nine months ended September 30, 2000 from $4.1 million for the same period in 1999. The increases reflected significant investments to develop our products for additional frequency ranges and network interfaces. To support the increase in these activities, we substantially increased the size of our research and development staff by 33% to 77 at September 30, 2000 from 58 at September 30, 1999. Research and development costs were partially offset by customer funding of $181,000 and $320,000 for the three months ended September 30, 2000 and 1999, respectively. Customer funding was $536,000 and $746,000 for the nine months ended September 30, 2000 and 1999, respectively. Net of customer reimbursements, our research and development expenses increased 103% to $2.4 million in the three months ended September 30, 2000 from $1.2 million for the same period in 1999. Net research and development costs increased 105% to $6.9 million for the nine months ended September 30, 2000 from $3.4 million for the same period in 1999.

     Selling, General and Administrative Expenses

         Selling, general and administrative expenses consist primarily of employee salaries and associated costs for selling, marketing, customer support, information systems, finance, legal, and administration. Selling, general and administrative expenses increased 99% to $2.0 million for the three months ended September 30, 2000 from $984,000 for the same period in 1999. Selling, general and administrative expenses increased 177% to $6.8 million for the nine months ended September 30, 2000 from $2.5 million for the same period in 1999. These increases were due primarily to an increase in personnel in these functional areas to 42 at September 30, 2000 from 30 at September 30, 1999 to support the Company's growth and operation as a public company. Expenses relating to recruitment of additional technical personnel increased 18% to $431,000 for the nine months ended September 30, 2000 from $367,000 for the same period in 1999.

     Other Income (Expense)

         Other income (expense) consists of interest earned on cash and marketable securities offset by interest expense and miscellaneous non-operating expenses. Total other income (expense) changed to $622,000 in income for the three months ended September 30, 2000 from $354,000 in expense for the same period in 1999. Total other income (expense) changed to $1.8 million in income for the nine months ended September 30, 2000 from $506,000 in expense for the same period in 1999. Interest expense for the three months ended September 30, 2000 was $177,000 lower than the same period in 1999 and $36,000 higher for the nine months ended September 30, 2000 compared to the same period in 1999 due primarily to additional equipment financing. Interest income increased by $799,000 to $829,000 for the three months ended September 30, 2000 from $30,000 for the same period in 1999. Interest income increased $2.4 million to approximately $2.4 million for the nine months ended September 30, 2000 from $55,000 for the same period in 1999. The increases were a result of increases in invested cash and marketable securities subsequent to our initial public offering in February 2000.

Liquidity and Capital Resources

         We have financed our operations primarily through the sale of redeemable preferred stock, from cash generated by our discontinued operations, and from proceeds of our initial public offering in February 2000. We have also issued subordinated notes and used equipment lease financing and bank lines of credit to provide cash. Our line of credit and long term debt agreements in effect at September 30, 2000 contain certain financial covenants including minimum working capital, tangible net worth, and revenue. We raised net proceeds of $12.9 million in 1999 from the issuance of redeemable preferred stock.

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

         At September 30, 2000, we had cash and cash equivalents of $24.0 million and marketable securities of $22.6 million. At September 30, 2000, we had no bank borrowings under our line of credit facility. This line of credit is collateralized by substantially all of our assets and interest is payable on the outstanding balance at a rate of prime plus 1% (prime was 9.50% at September 30, 2000).

         The increase in accounts receivable from $2.9 million at December 31, 1999 to $6.3 million at September 30, 2000, the increase in inventories from $7.1 million to $19.8 million, and the increase in accounts payable from $4.3 million to $5.4 million over the comparable period reflects the net working capital buildup resulting from the significant increase in production and sales of our broadband wireless access equipment.

         At September 30, 2000, we had approximately $2.0 million in long-term debt, of which approximately $253,000 is due through September 2001 with an interest rate of 10%, and approximately $1,761,000 is due through June 2003 with interest rates ranging from 10% to 12%.

         At September 30, 2000, we had approximately $3.9 million in capital lease obligations, which are due through 2003.

         Cash used in operating activities in the nine months ended September 30, 2000 was $26.5 million compared to $5.1 million for the same period in 1999. For both of these periods, cash used in operating activities has primarily represented funding of our net losses and inventory build to meet expected future production requirements.

         Cash used in investing activities in the nine months ended September 30, 2000 was $26.2 million compared to $1.6 million for the same period in 1999. In the nine months ended September 30, 2000 these amounts related primarily to purchase of equipment and the purchase of marketable securities. In the nine months ended September

30, 1999, these amounts related primarily to the purchase of equipment used in our manufacturing and research and development activities.

         Cash provided by financing activities in the nine months ended September 30, 2000 was $70.1 million compared to $16.2 million for the same period in 1999. The financing activities for the nine months ended September 30, 2000 consisted primarily of the proceeds from our initial public offering. The financing activities for the nine months ended September 30, 1999 consisted primarily of proceeds from the issuance of redeemable preferred stock.

         Our future cash requirements will depend upon a number of factors, including the timing and level of research and development activities and sales and marketing campaigns, and our ability to significantly increase our sales orders and manufacturing volumes and improve our gross margin. We believe that our cash and cash equivalent balances will provide sufficient capital to fund our operations for at least 12 months. Thereafter, we may require additional capital to fund our operations. In addition, from time to time we evaluate opportunities to acquire complementary technologies or companies. Should we identify any of these opportunities, we may need to raise additional capital to fund the acquisitions and our operations. There can be no assurance that financing will be available to us on favorable terms or at all.

Disclosures About Market Risk

         The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties, many of which are out of our control. Actual results could vary materially as a result of a number of factors, including those discussed above under "Part I - Financial Information" and below under "Safe Harbor for Forward-Looking Statements."

         As of September 30, 2000, we had cash and cash equivalents of $24.0 million. Substantially all of these amounts consisted of highly liquid investments with remaining maturities at the date of purchase of less than 90 days. As of September 30, 2000, we had marketable securities of $22.6 million which consisted of municipal and government bonds and commercial paper with maturities through June 2001. These investments are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the December 31, 1999 rates would cause the fair value of these short-term investments to decline by an insignificant amount. Due to the short duration of these investments, an immediate increase in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time will, however, reduce our interest income.

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

         In addition to other factors and matters discussed elsewhere in this Form 10-Q, some of the important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements include, without limitation, dependence on a limited number of customers; inability to obtain additional customers; the time and costs associated with obtaining additional customers; difficulty in obtaining necessary components and raw materials when, at the cost and in the quantities needed; failure of our customers to sell broadband wireless access solutions that include our products; manufacturing capacity constraints; difficulty in obtaining satisfactory performance from third-party manufacturers; inability to achieve cost reductions and technological improvements; difficulties in managing our expansion; loss of key personnel; inability to protect our proprietary technology; probable variability in our quarterly operating results; dependence on third parties; changes in the market; lack of market acceptance of broadband wireless technology and products; new products and announcements from other companies; changes in technology; and the impact of competitive products and pricing. These and other risks and uncertainties are described in more detail in our annual report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission and in our other periodic reports and filings made from time to time with the Securities and Exchange Commission.

         The integration of the former Newbridge Networks into Alcatel continues to be a factor that could affect our future results, outcomes, levels of activity, performance or achievements. For the quarter ended September 30, 2000, Alcatel accounted for 96% of our sales. Prior to the acquisition of Newbridge by Alcatel, each company had its own business practices and procedures. We believe the process of integrating the different business practices and procedures is ongoing and the result will be different practices and procedures being applied in some areas of our relationship with Alcatel than applied in our relationship with Newbridge. For example, Alcatel is presently implementing its approval processes relating to product development and production, which are different from those that Newbridge employed. Although we continue to work closely with Alcatel concerning the integration of the different business practices and procedures, we do not know all the changes that may occur or the extent to which we might be affected by these changes. Application of new or different practices and procedures could result in delays in developing, producing and/or shipping our products which could reduce our sales, negatively impact our gross margin, and increase our net loss.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

         See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Disclosures about Market Risk.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Company is not currently a party to any material legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

         The Company has issued or sold the following unregistered securities in the three months ended September 30, 2000:

         o An aggregate of 135,000 shares of common stock at $1.00 per share in July 2000 to an option holder upon the exercise of options held by that individual and issued in connection with the divestiture of a line of business by the Company in 1996.

         o An aggregate of 18,824 shares of common stock at $1.00 per share in July 2000 to a warrant holder upon the exercise of warrants on a cashless basis (3,398.5 shares of common stock were withheld by the Company as payment for the aggregate exercise price of the warrants).

         o An aggregate of 68,535 shares of common stock at $1.00 per share in July 2000 to a warrant holder upon the exercise of warrants on a cashless basis (3,465 shares of common stock were withheld by the Company as payment for the aggregate exercise price of the warrants).

         o An aggregate of 18,437 shares of common stock at $1.00 per share in August 2000 to a warrant holder upon the exercise of warrants on a cashless basis (3,785.5 shares of common stock were withheld by the Company as payment for the aggregate exercise price of the warrants).

         o An aggregate of 27,847 shares of common stock at $1.00 per share in August 2000 to a warrant holder upon the exercise of warrants on a cashless basis (2,153 shares of common stock were withheld by the Company as payment for the aggregate exercise price of the warrants).

         The foregoing numbers relating to the Company's common stock have been adjusted to reflect the one for two reverse stock split which became effective on December 16, 1999. As a result of the reverse stock split, every two shares of outstanding preferred stock were automatically converted into one share of common stock upon the closing of the initial public offering of common stock on February 7, 2000.

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

         The Company received approximately $71.1 million of net proceeds from the offering. Those net proceeds will be used for general corporate purposes. Pending such use, the net proceeds have been invested in short-term, interest-bearing, investment grade securities or direct or guaranteed obligations of the U.S. government. From the time of receipt through September 30, 2000, the Company has applied its net proceeds from the offering toward working capital, financing capital expenditures, and funding operating losses. Net cash used from the offering through September 30, 2000 for operating activities totaled $24.5 million.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

Exhibit
Number   Description
-------  -----------
10.1 Agreement and License between the Company and California Amplifier, Inc. dated as of August 25, 2000
10.2 Supplemental Agreement between the Company and Alcatel Networks Corporation dated September 14, 2000*
10.3 Form of Indemnification Agreement dated as of September 18, 2000, a substantially similar version of which was entered between the Company and each of Mssrs. Doyle, Fleming, Paladino, Norbury, Youngblood, Renauld, Reynolds, and Stempel
27.1     Financial Data Schedule

----------------------
* Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

         (b)      Reports on Form 8-K

         The Company filed no reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Telaxis Communications Corporation

Date:  November 14, 2000        By: /s/ Dennis C. Stempel
                                    --------------------------------------------
                                    Dennis C. Stempel,
                                    Chief Financial Officer, Principal Financial
                                    Officer, Principal Accounting Officer and
                                    Duly Authorized Officer