Form 10-K
period 2000-12-31
TELAXIS COMMUNICATIONS CORP
filed 2001-03-28
CIK 712511

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________ TO ________

                        Commission File Number 000-29053

                       Telaxis Communications Corporation
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Massachusetts                      04-2751645
            --------------------------------         ---------------
           (State or other jurisdiction             (I.R.S. Employer
           of incorporation or organization)        Identification No.)

                             20 Industrial Drive East
                            South Deerfield, MA 01373
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (413) 665-8551
                                 --------------
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                             Name of each exchange
            Title  of  each  class           on  which registered
         Common Stock, $.01 Par Value        Nasdaq National Market

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

     As of February 28, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company was $22,034,565. Shares of voting and non-voting common equity held by each executive officer, key employee and director identified in Item 10 below and by each person who beneficially owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The aggregate market value has been computed based on a price per share of $1.63, which is the average of the high and low sales prices on February 28, 2001. On such date, the Company had 16,742,023 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant's 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                     PART I

     This Annual Report on Form 10-K contains forward-looking statements as defined by federal securities laws. Forward-looking statements are predictions that relate to future events or our future performance and are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause actual results, outcomes, levels of activity, performance, developments, or achievements to be materially different from any future results, outcomes, levels of activity, performance, developments, or achievements expressed, anticipated or implied by these forward-looking statements. Forward-looking statements should be read in light of the cautionary statements and important factors described in this Form 10-K, including Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations, Safe Harbor for Forward-Looking Statements. We undertake no obligation to update or revise any forward-looking statement to reflect events, circumstances or new information after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

Item 1.    Business.

Overview

     We develop and supply broadband wireless access products. Using our products, network service providers can bridge the "last mile" between the telecommunications backbone and a subscriber's premises wirelessly to deliver high-speed integrated voice, video and data services to their customers. To date, we have developed our products for use in point-to-multipoint wireless access systems. In this structure, a single base station (or hub) provides two-way connectivity to the customer premises equipment (or CPE) located at multiple subscribers' premises out to a range of approximately two to three miles. This structure allows a network service provider to enter markets quickly and economically and then expand its network efficiently as the number of subscribers grows. We have recently expanded the scope of our business to include products for use in point-to-point wireless access systems.

     We were formed as a Massachusetts corporation in January 1982 under the name "Millitech Corporation." In 1995, we began focusing on the broadband wireless access market. In August 1999, we decided to focus all of our resources on this market and to dispose of our historical millimeter-wave products business. That disposition occurred in February 2000, shortly after the initial public offering of our stock. See Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations, Overview and Item 8-Financial Statements and Supplementary Data, Note 2 to Financial Statements. In December 1999, we changed our name to "Telaxis Communications Corporation" to reflect our new focus on the broadband wireless access market.

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

Deregulation and Competition are Driving Deployment of Broadband Access Technologies

     Global telecommunications deregulation is creating significant competition among providers of advanced communications services, thereby accelerating the deployment of broadband access technologies. In the United States, incumbent telephone companies such as BellSouth, SBC Communications, US West (now a part of Qwest Communications International), and Verizon were, until recently, the exclusive providers of the copper wire connections between their network backbones and subscribers. The federal Telecommunications Act of 1996 intensified the competitive environment in the United States by requiring telephone companies to lease portions of their networks, including the last mile, to competing carriers. Additionally, telephone companies and cable operators are seeking to expand their service offerings by entering each others' markets. Similar deregulation and competition are occurring in many regions of the world. To compete in this environment, many network service providers seek to differentiate themselves and maximize revenue per subscriber by offering integrated voice, video and data services, which require broadband access.

Developing Regions are Installing Communications Infrastructure

     In many parts of the world, communication services are either inadequate or non-existent due to the lack of existing infrastructure. A number of countries, such as Argentina and Colombia, in developing regions have privatized their state-owned telecommunications monopolies and opened their markets to competitive network service providers. In constructing new networks, many network service providers deploy broadband access technologies to expand the services they offer and maximize revenue.

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

     Along the fiber optic network backbone, data moves at speeds up to 10 billion bits per second, or 10 Gbps, over a single channel of a Dense Wavelength Division Multiplexed, or DWDM, optical fiber, each of which can accommodate many such channels. Subscribers have traditionally connected to the backbone using dial-up analog modems, which transmit data at rates up to 56.6 thousand bits per second, or 56.6 Kbps, or using integrated services digital network, or ISDN, modems, which transmit data at rates up to 128 Kbps. At these modem speeds, several minutes are often required to access a media-rich web site, and several hours may be required to transfer or download large files. This bottleneck frustrates subscribers and limits the capability of network service providers to satisfy the demand for high-speed Internet access, multimedia entertainment, real-time telecommuting and branch office inter-networking. Additionally, the continued growth in both the number of analog modem users and their time spent connected to the Internet compounds the congestion experienced on many networks.

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

Alternative Access Solutions are Emerging

Because analog and ISDN modem technologies do not satisfy the high-speed access needs of many subscribers, and T1 or E1 access is often unavailable or prohibitively expensive, alternative access solutions have been developed such as:

     Digital Subscriber Line. Digital subscriber line, or DSL, technology improves the data transmission rate of a telephone company's existing copper wire network. However, most deployments offer either high-speed asymmetrical services or slower symmetrical services. Asymmetrical data rates provide higher transmission speeds from the network to the subscriber and lower speeds from the subscriber to the network. Symmetrical data rates provide equal transmission speeds to and from the subscriber. Digital subscriber line transmission rates are limited by the length and quality of available copper wires and by the number of wires in a bundle that are used for data transmission. As the number increases, interference among the wires in the bundle also increases.

     Cable. Two-way cable modems enable data services (typically asymmetrical) to be delivered over a network originally designed to provide television service to residential subscribers. Cable networks connect to the home using coaxial cable, which has greater transmission capacity than the copper wires used by telephone companies. However, these networks often are costly to upgrade for two-way data services and few businesses have coaxial cable connections. The data rate available to each subscriber in a service area typically decreases as the number of subscribers increases.

     Fiber Optic Cable. Fiber offers the highest data transmission rate of any access solution, but is the most costly to deploy. Corporations and institutions use fiber connections where critical operations require these data rates.

     Satellite. Broadband satellite solutions enable asymmetrical, two-way access services. These solutions use broadcast satellite technology for high-speed transmissions from the network service provider to the subscriber, but generally use slower wire-based connections to transmit data from the subscriber to the network service provider. The data rate available to each subscriber in a service area decreases as usage increases.

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

     Laser. Like point-to-point wireless technology, laser technology enables symmetrical data services using a dedicated link between a subscriber and a network. However, laser technology transmits data by means of beams of light. In addition to the need for dedicated equipment at each end of a link for each new subscriber, lasers typically operate only over short distances, require very precise aiming of the equipment, and experience degradation of the transmission in inclement weather.

     Broadband Point-to-Multipoint Wireless. Point-to-multipoint wireless technology enables a single hub to support multiple CPEs rather than requiring dedicated equipment at each end of a link for each new subscriber. Broadband point-to-multipoint wireless access technology enables network service providers to enter a market economically and quickly using a single hub and a small number of CPEs without the need to install wire, cable or fiber. They can then add subscribers rapidly and cost-effectively, as each installed hub can support multiple CPEs.

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

     Conventional industry practice traditionally has been to build broadband point-to-multipoint wireless access equipment using multiple modules connected by small metal pipes and wires. This approach requires considerable hand assembly and tuning and is not well suited to automated manufacturing. Therefore, assembly is often outsourced to low-cost labor environments, which greatly reduces the ability to deliver tailored products in a timely fashion.

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

Strategy

     Our objective is to be the leading worldwide provider of radio frequency, or RF, products for broadband wireless access systems. Our strategy to accomplish this objective is to:

     Expand our position in the global market for point-to-multipoint RF products with our next-generation planar products. Our strategy is to secure new customer relationships by delivering next-generation planar RF products to network system integrators to meet their performance requirements while reducing equipment size and cost. These next-generation, planar products take advantage of our years of experience in developing and shipping thousands of planar products to arrive at a more highly integrated, planar architecture than we have used in the past. This architecture enables automated pick and place assembly and interconnection of planar circuit elements on a single, die-cast metal plate with no internal connectors or wires and with a minimum of specialty electronic components. The architecture also enables automated functional and thermal testing of completed products.

     Use our next-generation, planar architecture to develop RF products for high-data-rate, point-to-point wireless access systems. A rapidly growing segment of the wireless access industry is for point-to-point radios that provide high data rates of 155 Mbps or greater and that operate at frequencies up to 40 gigahertz, or GHz. These systems are addressing a need for broadband access at data rates that are generally not available except with fiber optic cable or lasers. The RF equipment historically incorporated into these systems uses relatively expensive, modular architectures with high material and labor costs. Opportunity exists to reduce the cost of point-to-point wireless access equipment by applying our printed circuit board technology developed for point-to-multipoint wireless access products. This product technology and the associated manufacturing equipment and processes can be applied to point-to-point products, which should enable improved margins or more competitive pricing for suppliers of these systems.

     Exploit our recently announced Virtual Fiber Radio(TM) to expand our product offerings beyond our traditional RF products. Our new Virtual Fiber Radio(TM), or VFR, will enable us to address a new segment of the wireless access market in the millimeter-wave spectrum above 40 GHz. By using the large amounts of unallocated spectrum above 40 GHz, the VFR is less complex than traditional millimeter-wave radios that are constrained to limited amounts of spectrum in licensed bands below 40 GHz. As a result, we expect that the VFR will be smaller and lower cost than traditional point-to-point, millimeter-wave radios.

     Expand strategic relationships with network system integrators. We believe successful deployment of broadband wireless access equipment requires close working relationships with network system integrators. We have established relationships with Alacatel and Marconi for product development and supply. Our relationships with key industry leaders offer us insight into market requirements and deployment trends, which shapes development of our long-term product strategy. We intend to build upon our existing relationships and establish new relationships with network system integrators to increase distribution of our products and build brand awareness.

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

Products

     We presently develop and supply RF hub and CPE products for point-to-multipoint wireless access networks. Our products operate at various frequencies ranging from 24 GHz to 44 GHz and are available with a range of interfaces, including hybrid fiber coax, or HFC, and Digital Audio-Visual Council, or DAVIC. Initially, we developed and supplied products using a flexible, modular architecture, consistent with conventional industry practice. The advantage of this approach was that it allowed us to deliver a tailored solution very rapidly for network service provider site demonstrations and initial stages of deployment. However, this type of product was fairly expensive. Therefore, we have focused our efforts on developing RF products based on a planar, printed circuit board architecture. The advantage of this approach is that it results in lower cost products. However, developing planar products is technically challenging and tends to take longer than for modular products.

     We are also developing our Virtual Fiber RadioTM and anticipate the adaptation of our point-to-multipoint, planar technology to the development of point-to-point wireless access products.

Point-to-Multipoint CPE Products

     We have concentrated our development efforts on the CPE unit. Because multiple CPEs are supported by each hub in a point-to-multipoint deployment, cost reduction of the CPE has the most significant impact on the ability of a network service provider to deploy broadband access services to its customers on a cost-effective basis. Our next-generation, planar CPE is a highly integrated unit using single-board, planar architecture that enables highly automated, cost-effective manufacturing.

Point-to-Multipoint Hub Products

     Each hub provides two-way connectivity to multiple CPEs out to a range of approximately two to three miles. For some customers, our planar hub consists of separate transmitter and receiver units that are deployed together to provide two-way connectivity. For other customers, our planar hub consists of a single unit that performs both transmit and receive functions. Like the planar CPEs, our planar hubs are highly integrated units using single-board, planar architecture that enables highly automated, cost-effective manufacturing. This design approach enables network service providers to lower their costs of deployment in commercial service buildouts.

Point-to-Point Products

     Our point-to-multipoint printed circuit board technology can be adapted to develop RF products for point-to-point wireless access systems. The RF equipment historically incorporated into these systems uses relatively expensive, modular architectures with high material and labor costs. We believe that the technology and skill base we have acquired through our developing and supplying thousands of planar point-to-multipoint products will enable us to develop cutting-edge, cost-effective point-to-point RF products. Our plan is to adapt our point-to-multipoint CPE technology for use at each end of a point-to-point radio link, thereby providing a more cost effective RF product than is commonly used in point-to-point wireless access systems.

Virtual Fiber Radio(TM)

     We are currently developing our Virtual Fiber Radio(TM) to operate at frequencies above 40 GHz. This patent-pending product is being designed to enable direct fiber optic connection to wireless transceiver units and transparently transmit fiber optic signals over a wireless link without the use of conventional modems. We are currently developing prototype Virtual Fiber Radios(TM) and expect to have the prototypes available in 2001.

Customers

     We sell our products primarily to network system integrators, primarily Alcatel. The network system integrators in turn develop complete broadband network solutions for their customers, the network service providers. Occasionally, we sell our products directly to network service providers.

     For the year ended December 31, 2000, sales to Alcatel represented 93% of sales. For the year ended December 31, 1999, sales to Alcatel (then known as Newbridge Networks) represented 88% of sales and sales to Convergence Communications represented 6% of sales.

     Our relationship with Alcatel began in 1998. In that year, we entered into product development and reseller agreements with Newbridge Networks. In those agreements, we agreed to develop, manufacture, and sell broadband wireless access products to Newbridge Networks. Newbridge Networks was acquired by Alcatel in May 2000. Following the acquisition, we continued to supply the same products to Alcatel for a period of time. However, in the fourth quarter of 2000, Alcatel changed the approval processes relating to product development and production from the approval processes used by Newbridge Networks prior to its acquisition by Alcatel. In addition, Alcatel stated it would not accept any additional products from us until the new approval processes had been completed. These changes caused us to suspend production of products for Alcatel. We are currently addressing the open issues with Alcatel. However, our relationship with Alcatel remains unsettled, and the timing of completion of the new approval processes and resumption of production remains uncertain. We cannot predict when, if at all, the open issues will be resolved and when, if at all, we will resume shipping products to Alcatel.

     We also have a relationship with Marconi. Marconi has chosen us to develop and supply 28 GHz point-to-multipoint hubs and CPEs for the European market, and we are in the process of developing those products. The relationship may be expanded to address other frequency bands, other markets, and different types of products (such as point-to-point products).

     We previously developed and supplied broadband wireless access products to Motorola. Motorola has informed us that it has decided to discontinue its efforts to develop, sell and deploy high-frequency point-to-multipoint wireless access networks. Therefore, we agreed with Motorola to cancel the remaining deliveries contemplated under our agreement with Motorola.

     We also previously developed and supplied broadband wireless access products to LG Information & Communications. Our agreement with LG Information & Communications for commercial deliveries of these products was conditional on LG Information & Communications being able to obtain satisfactory modems to work with our products. Since LG Information & Communications was not able to obtain satisfactory modems, our agreement with LG Information & Communications for commercial deliveries has been cancelled. We are currently negotiating with LG Information & Communications concerning the payment of the account receivable of approximately $950,000 arising from our delivery of prototype products to them.

     We have had a joint development program underway with Adaptive Broadband. The goal of that program was to create a product that combined the strengths of the two companies - the modem and lower frequency skills of Adaptive Broadband with our high frequency skills. Adaptive Broadband recently announced a restructuring of its business to concentrate on lower frequencies. Therefore, we believe that the joint development program will be discontinued.

Manufacturing

     We have developed extensive expertise in automated assembly and testing of planar wireless access products that operate at high frequencies. In addition, we have installed an automated shop floor control system and an automated data collection and analysis system. We have focused these capabilities on the development of manufacturing strategies for high-volume production of cost-effective broadband wireless access products. We develop our automated manufacturing processes and automated test equipment concurrently with the design and development of our products. We use our internal final assembly and automated test facility to validate our manufacturing processes in a carefully controlled environment. For high-volume production, we are supplementing our manufacturing capacity by establishing relationships with manufacturing partners. We have signed an agreement with C-MAC Industries for them to manufacture our products for us. Given that we have suspended production of products for our major customer Alcatel, C-MAC Industries is not currently manufacturing any products for us.

     Electronic components and raw materials used in our products are generally obtained from a large number of suppliers. Some components are standard items and others are manufactured to our specifications. We obtain certain components from a single source or limited number of sources. We typically do not have supply agreements of a term longer than one year with these vendors. In 2000, we experienced increasing demand for the components and raw materials used in our products, and in some cases we were put on allocation due to shortages. As a result, we purchased or committed to purchase quantities sufficient to meet our expected production requirements. However, our actual production requirements were lower than we had anticipated. This caused us to have substantial excess inventory on hand and to negotiate with numerous suppliers for the cancellation of open orders. See Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations, Safe Harbor for Forward-Looking Statements.


Marketing, Sales and Customer Service

     The global communications equipment industry is dominated by a limited number of network system integrators. As a result, we focus our marketing efforts on network system integrators and their customers, the network service providers. Our marketing activities target technical experts and product managers who heavily influence purchase decisions. We build brand awareness through several promotional programs, including participation in trade shows, speaking at industry forums, Web-based communication and promotion, and publication of press releases.

     Our sales approach is to start by establishing a technical relationship with a potential customer. We then assign an account manager to develop the relationship. The relationships typically involve product development and supply and supporting our customer in their efforts to sell wireless access systems using our products. A key element of our sales approach is to be highly responsive to customers' needs. We provide customer service in the following areas:


     o System engineering. We provide engineering support for system site demonstrations, site surveys, specification development, integration of third-party equipment, installation and follow-on test support.

     o Problem resolution. We provide prompt responses to customer problem reports, including telephone support, field service, and repair or replacement of equipment.

     o Field support. Our customer service personnel are on call to provide global field support. We provide field support primarily for site demonstrations and initial deployments.

     o Repairs. We maintain a repair center staffed with technicians who work directly with our quality assurance team to analyze failures and repair equipment.


     Currently, we conduct all customer support activities from our South Deerfield, Massachusetts headquarters. We may establish support centers closer to our major customer deployments. Customer support is ancillary to the sale of our products and is not currently considered to be a separate revenue-generating line of business.

     Additional description concerning our sales activities, including geographical sales information, is contained below in Item 7--Management's
Discussion  and Analysis of Financial  Condition and Results of  Operations  and
Item 8--Financial Statements and Supplementary Data, Notes 1 and 16 to Financial Statements.

Research and Development

     The goal of our development activities is to reduce the cost and increase the functionality of our products, while adapting them to the frequency and interface specifications required for new markets. Our experience in millimeter-wave and microwave technologies enables us to develop cost-effective broadband wireless access products. As a result of our experience over the past three years in developing over twenty-five planar RF products, we are now developing the next generation of products that are more highly integrated than our previous products. We also are continuing to advance our core competencies and to extend these core competencies to meet rapidly changing market needs. For example, we are developing our Virtual Fiber RadioTM and anticipate the adaptation of our point-to-multipoint, planar technology to the development of point-to-point wireless access products. See Item 1--Business, Products above.

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

     We also have entered into relationships with other companies when we believe they have skills that could benefit us. We initially entered into a joint design and manufacturing agreement with California Amplifier. In this agreement, California Amplifier agreed to manufacture our existing CPEs, to assist us in designing improvements to lower the cost of our existing CPEs, and to manufacture the redesigned CPEs. In 2000, we replaced that agreement with an agreement by which we paid California Amplifier a one-time license fee and obtained rights to use the technology they had developed in any of our products. We continue to consider similar relationships in appropriate circumstances.

     Additional description concerning our research and development activities, including research and development expense for fiscal years 2000, 1999, and 1998 and customer-sponsored research activities, is contained below in Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8--Financial Statements and Supplementary Data, Note 1 to Financial Statements.

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

     The rapid technological developments within the network equipment industry result in frequent changes to our group of competitors. The principal competitive factors in our market include price; ability to manufacture and distribute products; product performance, features and inter-operability; product development speed; product availability; relationships with network system integrators and network service providers; technical support and customer service; and brand recognition.

     Broadband point-to-multipoint wireless access solutions are also competing with other high-speed solutions such as digital subscriber lines, cable, fiber, other high-speed wire, laser, satellite and point-to-point wireless technologies. Many of these alternative technologies can take advantage of existing installed infrastructure and have achieved significantly greater market acceptance and penetration than broadband point-to-multipoint wireless access technologies. We expect to face increasing competitive pressures from both current and future technologies in the broadband access market.

Intellectual Property

     We rely on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality agreements, to establish and protect our proprietary rights. Our success depends to a significant degree upon the preservation and protection of our product designs and other proprietary technology. Although we employ a variety of intellectual property in the development and manufacturing of our products, we believe that none of our intellectual property is individually critical to our current operations. However, taken as a whole, we believe our intellectual property rights are significant. See Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations, Safe Harbor for Forward-Looking Statements.

     We have been granted one material United States patent, which relates to our antenna and transceiver designs and will remain in force until September 2018. In addition, we have eleven United States patent applications pending. We have been granted two counterpart foreign patents and have counterpart patents pending in ten international jurisdictions. We plan to continue to pursue intellectual property protection in foreign countries (primarily in the form of international patents) in instances where the technology covered is considered important enough to justify the added expense.

     We have eleven United States trademark applications pending. In addition, we have trademark applications pending in eleven international jurisdictions.

Employees

     On February 28, 2001, we had 163 employees, including 54 in manufacturing, 66 in engineering, 11 in quality assurance, 7 in sales, marketing and customer service, and 25 in finance and administration. We are not a party to any collective bargaining agreement. We believe that relations with our employees are good.

Item 2.    Properties.

     We lease approximately 63,000 square feet of facilities comprised of two buildings in South Deerfield, Massachusetts. One building is used primarily for engineering and the second primarily for manufacturing. The term of the lease for the two buildings expires in October 2005. We also lease approximately 10,200 square feet in Richardson, Texas, which is used primarily for engineering. The term of the Texas lease expires in December 2006.

Item 3. Legal Proceedings.

     We are not currently a party to any material legal proceedings.


Item 4.    Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of stockholders during the three months ended December 31, 2000.

                                    PART II


Item 5.    Market for Company's Common Equity and Related Stockholder Matters.

Market Information

     On February 2, 2000, we completed an initial public offering ("IPO") of our common stock. Our common stock is quoted on the Nasdaq Stock Market's National Market, under the symbol "TLXS". For all periods prior to the IPO, there was no established public trading market for our common stock.

     The following table shows the high and low bid prices of our common stock for each indicated fiscal period as reported by The Nasdaq Stock Market:

Fiscal Year 2000                                High            Low
----------------                                ----            ---
First Quarter (ended 3/31/00)                  $120.25        $43.563
Second Quarter (ended 6/30/00)                 $ 79.438       $17.063
Third Quarter (ended 9/30/00)                  $ 36.125       $ 4.063
Fourth Quarter (ended 12/31/00)                $  7.50        $ 0.688


     As of February 28, 2001, the number of stockholders of record of our Common Stock was approximately 279.

     We have  never  declared  or paid any cash  dividends  on any  class of our common equity. We currently intend to retain any future earnings to fund the development and growth of our business. In addition, under our credit facilities, we generally cannot pay cash dividends without our creditors' consent. Therefore, we currently do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

     We issued or sold the following unregistered securities in the three months ended December 31, 2000:

     o An aggregate of 62,500 shares of common stock at $1.00 per share in December 2000 to a warrant holder upon the exercise of warrants.

     The sale described above was completed without registration under the Securities Act in reliance upon the exemptions contained in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act for transactions not involving a public offering.

     The sale of the securities described above did not involve the use of an underwriter, and no commissions were paid in connection with the sale of the securities described above.

Use of Proceeds from Registered Offerings

     On February 1, 2000, the Securities and Exchange Commission declared effective a Form S-1 Registration Statement (File No. 333-87885) filed by us in connection with an initial public offering of 4,600,000 shares of our common stock, par value $.01 per share. The offering of common stock commenced on February 2, 2000 and closed on February 7, 2000 with all of the 4,600,000 shares sold at a price of $17.00 per share for an aggregate price of $78.2 million. All shares were sold by Telaxis; there were no selling stockholders. Credit Suisse First Boston was the lead managing underwriter of the offering, and Banc of America Securities LLC and CIBC World Markets Corp. were co-managers of the offering.

     The gross proceeds of the offering were approximately $78.2 million. We incurred approximately $7.1 million of expenses in connection with the offering, of which approximately $5.5 million represented underwriting discounts and commission, and $1.6 million represented offering costs, including legal fees, accounting fees, underwriters' out-of-pocket expenses and printing expenses.

     We received approximately $71.1 million of net proceeds from the offering. Those net proceeds will be used for general corporate purposes. Pending such use, the net proceeds have been invested in short-term, interest-bearing, investment grade securities or direct or guaranteed obligations of the U.S. government. From the time of receipt through December 31, 2000, we have applied our net proceeds from the offering toward working capital, financing capital expenditures, and funding operating losses. Net cash used from the offering through December 31, 2000 for operating activities totaled $30.1 million.

Item 6. Selected Financial Data.

     Set forth below is certain historical selected financial data with respect to the Company which has been derived from the audited financial statements of the Company for each of the respective years. We have never declared or paid any cash dividends.

                                                           Year Ended December 31,
                                        -------------------------------------------------------
                                           2000        1999        1998         1997      1996
                                        --------    --------    --------    --------    --------
                                                 (in thousands, except per share data)
Statement of Operations Data
Sales ...............................   $ 24,753    $  9,720    $  2,386    $  1,733    $    201
Loss from continuing operations .....    (37,634)     (8,293)    (11,253)     (6,712)     (2,239)
Basic and diluted loss per share from
  continuing operations .............      (2.54)     (13.68)     (22.87)     (14.16)      (4.15)

                                                           Year Ended December 31,
                                        -------------------------------------------------------
                                           2000        1999        1998         1997      1996
                                        --------    --------    --------    --------    --------
                                                             (in thousands)
Total assets ........................   $ 65,538   $ 25,297    $ 14,955    $ 20,059    $ 10,728
Long-term debt and capital lease
  obligations, net of current portion      3,225      2,385       1,047       1,690       3,257
Total liabilities ...................     15,439     11,925       6,753       9,632       7,823
Redeemable preferred stock ..........       --       47,793      32,793      25,425      12,465
Total stockholders' (deficit) equity      50,099    (34,421)    (24,591)    (14,998)     (9,560)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     We develop and supply broadband wireless access products used by network service providers to deliver integrated voice, video and data services to business and residential subscribers. We sell our products primarily to network system integrators, which include our products in broadband wireless systems sold to network service providers. Our planar products, based on a printed circuit board design, can be mass-produced using low-cost, highly automated manufacturing techniques. These planar products address a network service provider's need for cost-effective deployment to many subscribers.

     We commenced operations in 1982 and have derived the significant majority of our sales from our millimeter-wave products business segment prior to 1999. Millimeter waves are electromagnetic waves having wavelengths between one and ten millimeters. In August 1999, we adopted a plan to focus all of our resources on our broadband point-to-multipoint wireless access business segment and to dispose of the millimeter-wave products segment. We decided to dispose of this segment because it would have required us to reallocate financial and management resources from the more attractive broadband point-to-multipoint wireless access business segment. The segment was sold on February 8, 2000. As a result, we have presented the operations of the millimeter-wave products segment as a discontinued operation in our financial statements. The following management's discussion and analysis focuses on our ongoing broadband point-to-multipoint wireless access business.

We anticipate that network system integrators for point-to-point wireless access networks will accept the point-to-point RF products we intend to develop based on our point-to-multipoint wireless access product experience. We also anticipate that our recently announced Virtual Fiber RadioTM will become an important part of our business.

     Our first prototype broadband point-to-multipoint wireless access equipment was evaluated in a trial in 1995. Before receiving our first volume order for equipment in June 1999, virtually all of our shipments of products were for site demonstrations and initial commercial deployments.

     For the year ended December 31, 2000, approximately 93% of our sales were to a customer located in Canada and 4% of our sales were to customers located in the United States. For the year ended December 31, 1999, approximately 88% of our sales were to a customer located in Canada, and 12% of our sales were to customers located in the United States. For the year ended December 31, 1998, approximately 48% of our sales were to customers located in the United States, 30% of our sales were to a customer located in Canada, 12% of our sales were to a customer located in Ecuador, and 10% of our sales were to customers located in other countries, including South Korea, England and Australia. We expect that sales to customers located outside the United States will continue to be significant.

Results of Operations

     The following table provides continuing operations data as a percentage of sales for the periods presented. The percentages may not add due to rounding.

                                                                Year Ended December 31,
                                                                -----------------------
                                                              2000       1999      1998
Sales ...................................................     100.0%    100.0%    100.0%
Cost of Sales ...........................................     119.6      93.0     315.0
Charges relating to excess inventory on hand and on order      71.7        --        --
                                                             ------     -----    ------
Gross margin (loss) .....................................     (91.3)      7.0    (215.0)
Operating expenses
  Research and development, net .........................      34.8      50.1     209.3
  Selling, general and administrative ...................      36.5      37.2     127.7
                                                             ------     -----    ------
    Total operating expenses ............................      71.3      87.3     337.1
Operating loss ..........................................    (162.6)    (80.3)   (552.1)
Other income (expense) ..................................      10.6      (5.0)     31.7
                                                             ------     -----    ------
Loss from continuing operations before income taxes .....    (152.0)    (85.3)   (520.3)
Income tax benefit ......................................        --        --     (48.7)
                                                             ------     -----    ------
Loss from continuing operations .........................    (152.0)%   (85.3)%  (471.6)%
                                                             ======     =====    ======

Years Ended December 31, 2000, 1999 and 1998

Sales

     Sales increased 155% to $24.8 million in 2000 from $9.7 million in 1999. Sales increased 307% from $2.4 million in 1998 to $9.7 million in 1999. The increase in sales in each period primarily reflects an increase in shipments of our planar products to approximately $23.4 million in 2000 from $8.2 million in 1999 and $500,000 in 1998. Sales in units of our planar products were 13,709 in 2000, 3,755 in 1999 and 207 in 1998.

Cost of Sales

     Cost of sales consists of component and material costs, direct labor costs, warranty costs, overhead related to manufacturing our products and customer support costs. Cost of sales increased $20.6 million to $29.6 million in 2000 from $9.0 million in 1999. Cost of sales increased $1.5 million to $9.0 million in 1999 from $7.5 million in 1998. The increase in cost of sales from 1999 to 2000 and from 1998 to 1999 was attributable primarily to increased shipments of our planar products. Gross margins were a negative 91% in 2000, a positive 7% in 1999 and a negative 215% in 1998. The decline in gross margin from 1999 to 2000 was primarily a result of charges of $17.7 million related to excess inventory on hand and on order. These charges are the result of the ongoing evaluation of the relationship with a major customer, Alcatel. Excluding the effect of the charges related to excess inventory on hand and on order, gross margin for the year ended December 31, 2000 would have been negative 20%. This portion of the negative gross margin was principally due to increases in equipment and personnel to support the forecasted delivery requirements of our customers, the costs associated with qualification and initial production at our contract manufacturing location in Canada, and the effects of significant reductions in production volume in the second half of 2000. The improvement in gross margin from 1998 to 1999 resulted from increased efficiencies attributable to larger order and production volumes as the transition began to occur from trial and initial qualification to full scale network deployments.

     In the third quarter of 2000, we incurred a charge of $1.9 million to reserve for obsolete inventory which resulted from changes in product configuration and shifts in customer demand. In the fourth quarter of 2000, the $17.7 million charge related to excess inventory on hand and on order resulted from significant declines in requirements for Alcatel. Procurements and commitments for material placed earlier in 2000 were reviewed and evaluated in the context of the Alcatel relationship, resulting in a write down to their expected net realizable value.

     In 1998 we purchased various components and materials for certain equipment designs in advance of production in order to accelerate development and testing for rapid product deployment. Higher costs were incurred for low volume purchases and accelerated deliveries from suppliers to support the accelerated development schedules. During a review of the value of the total material costs for certain products compared to the estimated future selling prices, we reduced selected inventory amounts to their expected net realizable value.

Research and Development Expenses

     Research and development expenses consist primarily of personnel and related costs associated with our product development efforts. These include costs for development of products and components, test equipment and related facilities. Gross research and development expenses increased 56% to $9.2 million in 2000 from $6.0 million in 1999. Our gross research and development expenses were $6.0 million in 1998. The increase from 1999 to 2000 reflects significant investments to further enhance our planar product design to accommodate low cost, high volume manufacturing and expand our designs for additional customer requirements. These activities required us to substantially increase the size of our research and development staff by 50% to 72 personnel at the end of 2000 from 48 at the end of 1999. Additionally, customer funding of development projects decreased 43% to $612,000 in 2000 compared to $1.1 million in 1999. From 1998 to 1999 we increased our research and development staff by 6 personnel. Partially offsetting this increase was a reassignment of 4 personnel to our customer support group and elimination of a senior management position. Some of our customers have provided funding to offset our development costs for specific products. Net of customer reimbursements, our research and development expenses increased 77% to $8.6 million in 2000 from $4.9 million in 1999 and decreased 2% from $5.0 million in 1998.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses consist primarily of employee salaries and associated costs for selling, marketing, customer support, information systems, finance, legal, and administration. Selling, general and administrative expenses increased 150% to $9.0 million in 2000 from $3.6 million in 1999. Selling and marketing expenses increased 19% to $3.6 million in 1999 from $3.0 million in 1998. These increases were primarily related to expenses to support the Company's growth and operation as a public company. The Company increased personnel in these functional areas by 10% to 56 in 2000 from 51 in 1999. The Company increased spending for travel, trade shows, and consulting in an effort to expand its customer base. Additionally, the Company incurred increased expenditures for recruitment of technical personnel and senior management positions.

Other Income (Expense)

Other income (expense) consists of interest and dividends earned on cash, cash equivalents and marketable securities offset by interest expense and miscellaneous non-operating expenses. Total other income increased 641% to $2.6 million in income in 2000 from $484,000 in expense in 1999. Total other expense increased 164% to $484,000 in expense in 1999 from $757,000 in income in 1998. The change in other expense from 1999 to other income in 2000 was primarily due to interest and dividends earned on proceeds from the Company's initial public offering. Other income for 1998 included the recognition of $997,000 in income related to the termination of a development contract with a customer. Interest expense increased in 1999 by $283,000 to $756,000 in 1999 from $473,000 in 1998 primarily due to the amortization of $284,000 for a discount on subordinated promissory notes.

Income Tax Benefit

     No tax benefit has been recorded in 2000 and 1999 due to the uncertainty in deducting current losses against future taxable income. We have recorded an income tax benefit in 1998 from continuing operations because the loss from continuing operations offsets income from discontinued operations.

Liquidity and Capital Resources

     Since 1997, we have financed our operations primarily through the sale of redeemable preferred stock, from proceeds of our initial public offering in February 2000 and, to a much lesser extent, from cash generated by our discontinued operations. We have also issued subordinated notes and used equipment lease financing and bank lines of credit to provide cash. Our long term debt agreements in effect at December 31, 2000 contain certain financial covenants of which the most restrictive are the maintenance of a minimum debt-to-equity ratio and various profitability requirements. The 2000 events of default disclosed in the footnotes to the financial statements relate to the failure to meet a minimum sales revenue growth requirement, required under our line of credit facility in effect during 2000. The line of credit expired on November 30, 2000 and was not renewed by the Company. We raised net proceeds of $12.9 million in 1999 from the issuance of redeemable preferred stock.

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

     At December 31, 2000, we had cash and cash equivalents of $27.9 million and marketable securities of $13.1 million. As of December 31, 2000, our line of credit facility, which was collateralized by substantially all of our assets, had expired and was not renewed by the Company. The agreement for the line of credit facility had required the Company to comply with certain covenants, including minimum working capital, minimum revenue growth, and tangible net worth.

     At December 31, 2000, we had approximately $1.7 million in long-term debt, of which $250,000 is due through June 2003 with an interest rate of 10%, and $1,487,000 is due through November 2003 with an interest rate of 12%.

     At December 31, 2000, we had approximately $3.6 million in capital lease obligations, which are due through 2003.

     Cash used in operating activities in 2000 was $30.4 million compared to $9.6 million in 1999 and $8.5 million in 1998. Cash used in operating activities has primarily represented funding of our net losses and inventory build to meet expected future production requirements.

     Cash used in investing activities in 2000 was $17.8 million compared to $2.5 million in 1999 and $3.7 million in 1998. In 2000, the amount principally related to the purchase of marketable securities and the purchase of equipment. In 1999 and 1998, these amounts related primarily to the purchase of equipment used in our manufacturing and research and development activities.

     Cash provided by financing activities in 2000 was $69.5 million compared to $16.1 million in 1999 and $4.5 million in 1998. The financing activities in 2000 consisted primarily of the proceeds from our initial public offering. The financing activities for 1999 consisted primarily of the sale of redeemable preferred stock and the issuance of term notes collateralized by equipment. In 1998, financing activities consisted primarily of the issuance of redeemable preferred stock.

     Our future cash requirements will depend upon a number of factors, including the timing and level of research and development activities and sales and marketing campaigns, and our ability to significantly increase our sales orders and manufacturing volumes and improve our gross margin. We believe that our cash, cash equivalent and marketable securities balances at December 31, 2000 will provide sufficient capital to fund our operations for at least 12 months. Thereafter, we may require additional capital to fund our operations. In addition, from time to time we evaluate opportunities to acquire complementary technologies or companies. Should we identify any of these opportunities, we may need to raise additional capital to fund the acquisitions and our operations. There can be no assurance that additional financing will be available to us on favorable terms or at all.

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

     As of December 31, 2000, we had cash and cash equivalents of $27.9 million. Substantially all of these amounts consisted of highly liquid investments with remaining maturities at the date of purchase of less than 90 days. As of December 31, 2000, we had marketable securities of $13.1 million which consisted of municipal and government bonds and commercial paper with maturities through June 2001. These investments are exposed to interest rate risk and will decrease in value if market interest rates increase. We believe a hypothetical increase or decrease in market interest rates by 10 percent from the December 31, 2000 rates would not cause the fair value of these investments to decline significantly, since the Company's investments mature within one year. Although an immediate increase in interest rates would not have a material effect on our financial condition or results of operations, declines in interest rates over time will reduce our interest income.

     At December 31, 2000, the Company's portfolio of marketable securities included a $2.5 million investment in commercial paper issued by Pacific Gas & Electric. Subsequent to the balance sheet date, the fair value of that investment has declined. The subsequent decline in fair market value was not recorded in the financial statements at December 31, 2000 because the Company believes the decline to be temporary.

     We do not own any material equity investments. Therefore, we do not currently have any direct equity price risk.

     Currently, all sales to international customers are denominated in United States dollars and, accordingly, we are not currently exposed to foreign currency exchange rate risks.

Safe Harbor for Forward-Looking Statements

     This Annual Report on Form 10-K contains forward-looking statements as defined by federal securities laws which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, intentions, projections, developments, future events, performance or products, underlying assumptions and other statements which are other than statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "contemplates," "believes," "estimates," "predicts," "projects," "potential," "continue," and other similar terminology or the negative of these terms. From time to time, we may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this Form 10-K, including those set forth below, and any other cautionary statements which may accompany the forward-
looking statements. In addition, we undertake no obligation to update or revise any forward-looking statement to reflect events, circumstances or new information after the date of this Form 10-K or to reflect the occurrence of unanticipated events, and we disclaim any such obligation.

     We believe that the forward-looking statements included in this Form 10-K have a reasonable basis. However, forward-looking statements are only predictions that relate to future events or our future performance and are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause actual results, outcomes, levels of activity, performance, developments, or achievements to be materially different from any future results, outcomes, levels of activity, performance, developments, or achievements expressed, anticipated or implied by these forward-looking statements. As a result, we cannot guarantee future results, outcomes, levels of activity, performance, developments, or achievements, and there can be no assurance that our expectations, intentions, anticipations, beliefs or projections will result or be achieved or accomplished.

     In addition to other factors and matters discussed elsewhere in this Form 10-K, in our periodic reports and other filings made from time to time with the Securities and Exchange Commission, and in our other public statements from time to time (including, without limitation, our press releases), some of the important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements include, without limitation, the following:

     o Relationship with Alcatel. One customer, Alcatel, accounted for 93% of our sales for the year ended December 31, 2000 and 88% of our sales for the year ended December 31, 1999. Our relationship with Alcatel began in 1998 when we agreed to develop and supply products for Newbridge Networks. Newbridge Networks was acquired by Alcatel in May 2000. Alcatel does produce products very similar to ours and could decide to stop procuring products from us. In the fourth quarter of 2000, Alcatel changed the approval processes relating to product development and production. As a result, we suspended production of products for Alcatel. We cannot predict when, if at all, we will resume volume production of products for Alcatel. Failure to resume production would have a negative impact on our expected sales and a negative impact on the value of the inventory we have procured to produce products for Alcatel, as well as a negative overall impact on our business.

     o Limited Number of Customers. Our customers are primarily a small number of network system integrators, and the loss of one or more of them could limit our ability to generate sales and adversely affect our business. We have no long-term purchase commitments or exclusive purchase agreements with these or any other customers. Because there are a relatively small number of network system integrators with the resources and technical expertise necessary to offer broadband wireless access systems, and because these network system integrators extensively test and evaluate products such as ours before making a purchase decision, we may be unable to replace our network system integrators quickly. Since we typically have to develop custom products for each customer, there is typically a period of months between the time we obtain a new customer and the time we start shipping production quantities of products to that customer. Moreover, because we may be able to supply only a few network system integrators due to capacity constraints, we may be unable to reduce our dependence on a few customers.

     o   Limited  Capital.  Our  operations  to date have  required  substantial
         amounts  of  capital.   As  of  the  end  of  December   2000,  we  had
         approximately $41 million in cash, cash equivalents, and marketable securities. While we believe that our cash on hand will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months, we may need or want to raise additional capital. Our capital requirements will depend on numerous factors, including the commercial acceptance of our products, the demand for our products, potential changes in strategic direction, and the costs of our research and development efforts. Additional financing may not be available on favorable terms, if at all. If we cannot raise the additional capital we may need or want on acceptable terms, we may not achieve our business goals. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders may be reduced, the value of their holdings of our stock may be diluted, and such equity securities may have rights, privileges or preferences senior to those of our common stock.
         Alternatively, we may need to incur substantial debt or contingent obligations, which could adversely affect our cash flow, results of operations, financial condition, and business. Depending on the investors in any equity or debt offering, we may injure our existing business relationships with suppliers and customers.

     o Inability to Predict Date of Profitability. We have incurred substantial losses and may not be profitable in the future. We cannot predict when we will become profitable. Our failure to achieve profitability within the time frame investors expect may cause the market price of our stock to decline.

     o Fluctuation in Quarterly Results. Our sales and operating results are likely to fluctuate significantly and may fail to meet or exceed the expectations of securities analysts or investors, causing our stock price to fall. Factors that could cause our quarterly results to fluctuate include our relationship with Alcatel, the timing and size of orders for our products, the mix of our product sales (which we expect will shift over time generally toward our less profitable customer premises equipment), the hiring and loss of personnel, timing of expenditures for research and development activities, our lengthy sales cycle which makes it difficult to predict our future business operations and make plans for the future, our manufacturing capacity constraints and our ability to fulfill orders, our inability to obtain components and test and manufacturing equipment at the prices and times and in the quantities we need, the timing of our investments in additional manufacturing capacity, unexpected poor assembly or test yields for our products, price competition, new product introductions by us or by our competitors, disruptions in delivery of products manufactured by subcontractors or of components or subsystems provided by third-party suppliers, seasonal factors that may affect capital spending by customers, such as the varying fiscal year ends of customers, political instability, regulatory developments, conditions affecting the telecommunications industry generally or general economic conditions, acquisitions and other factors described in this section.

     o Stock Price Volatility. The market price of our common stock has been volatile and is likely to remain volatile. Potential reasons for volatility include our financial performance or the performance of our competitors, technological innovations or other trends in our industry, successes or failures at significant product evaluations or site demonstrations, the introduction of new products by us or our competitors, the arrival or departure of key personnel, acquisitions, strategic alliances or joint ventures involving us or our competitors, announcements by our customers, announcements by us concerning our relationship with our existing or new customers, changes in estimates of our performance or recommendations by securities analysts, decisions by major participants in the communications industry, decisions by investors to de-emphasize investment categories, groups or strategies that include our company or industry, and market conditions in the industry, the financial markets and the economy as a whole.

     o   Qualified  Personnel.  Our  success  depends in part on our  ability to attract, hire, train, retain and motivate qualified technical, production, management, marketing, sales, and other personnel with appropriate levels of capabilities. We believe that a significant level of expertise is required to develop and market our products effectively. Recruiting qualified personnel is an intensely competitive and time-consuming process. We compete for such personnel with a number of other companies, many of which have substantially greater resources than us. There can be no assurance that we will be successful in attracting and retaining the personnel we require to conduct and expand our business and operations successfully on a timely basis. Our ability to attract, hire, retain and motivate our personnel may be adversely impacted by our current business uncertainty, the recent reductions in the size of our workforce, and our lower stock price (since we grant many of our personnel options to buy our stock). The failure to attract, hire, train, retain and motivate qualified personnel in the future would have a material adverse effect on our business, financial condition and results of operations.

     o Dependence on Key Personnel. Our performance is substantially dependent on the performance of our executive officers and other key employees. We have key-man life insurance only on John Youngblood. We do not currently have a succession plan in place. Loss of the services of any of our key executive officers or other key employees could have a material adverse effect on our business, financial condition and results of operations.

     o Reliance on Third-Party Suppliers. Our products include single-source and other critical components, and our inability to obtain these components at the prices we desire could halt production and could hurt our sales and lower our margins. Further, our inability to obtain these components in the quantities and at the times we desire could hurt our ability to expand our business as rapidly as we would like. We typically do not have any supply agreements of a term longer than one year with these vendors. Inability to develop alternative sources for these components or to obtain sufficient quantities of components could result in delays or reductions in product shipments. In the event of a reduction or interruption in the supply of a key component, a significant amount of time could be required to qualify alternative suppliers and receive an adequate flow of replacement components. Reconfiguration of our products to adapt to new components may also be required and could entail substantial time and expense. In addition, because the process of manufacturing certain of these components is extremely complex, our reliance on the suppliers of these components exposes us to potential production difficulties and quality variations, which could negatively affect the cost and timely delivery of our products. Given the reduction in our anticipated production in 2000, we had to negotiate with numerous suppliers concerning inventory we had ordered from them. This fluctuation in our business may make them unwilling or reluctant to supply components to us in the future.

     o Product Improvements. The market for telecommunications products and services is subject to rapid technological change, evolving industry standards, rapid changes in customer requirements and frequent product and service introductions and enhancements. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that may supplant or provide lower-cost alternatives to our products. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. We may be unable to achieve the continuing cost reductions and technological improvements required for our products to remain competitive. Market acceptance of our products, and our success, will depend in part on our ability to reduce the per-unit cost of our products. There can be no assurance that we will be able to keep pace with competitive pricing pressures or technological developments.

     o Difficulties in Developing New Products. We may be unable to develop new technology and new products (including, without limitation, our contemplated Virtual Fiber RadioTM and point-to-point RF products) with the features, performance, cost and other characteristics as currently contemplated or as desired by our customers or the market in general. Any new technology and new products we develop may not gain the market acceptance we anticipated. Development of new technology and new products may take longer than we expect, take more resources than we expect, and distract us from other portions of our business.

     o Difficulties in New Business Lines. We are contemplating the possible expansion of our business beyond just producing products for the broadband wireless point-to-multipoint market. For example, we are developing our Virtual Fiber RadioTM and contemplating the development of RF products for point-to-point wireless access systems. We may be unable to realize the anticipated benefits from expanding the scope of our business. We may be unable to successfully expand into new areas of business. We may incur unanticipated costs or liabilities in attempting to enter those new business areas. We may injure our existing business relationships with suppliers and customers by expanding the scope of our business.

     o Delays in Development or Manufacture of Products. We may not be able to develop or manufacture our products as quickly as our customers require or would like. This manufacturing constraint could cause us to lose sales, damage our reputation, incur financial liabilities, and jeopardize our long-term prospects.

     o Difficulty in Estimating Costs. A large proportion of our sales are made pursuant to contracts that require delivery of products over several quarters or years. Typically the prices of products sold under these contracts are based largely on our estimate of our cost to develop and supply these products. Many times we need to make our estimates before we obtain experience in developing or manufacturing the products. If we incur higher costs than estimated in performing under these contracts, it could have a material adverse effect on our results of operation and financial condition.

     o Recent Focus on Current Business. We have only recently focused on the broadband wireless access market and, as a result, it is difficult to predict our future prospects in this market based on our limited history. Historically, our operations focused on a business segment that we discontinued in August 1999. The commercial market for our broadband wireless access products did not emerge until recently and is developing slower than we had initially anticipated. Therefore, there is limited financial data that can be used to evaluate our prospects in this market.

     o Intellectual Property Protection. Our future success will depend in part on our ability to protect our proprietary product and manufacturing process designs and other proprietary technology. Our intellectual property rights, and our ability to enforce those rights, may be inadequate to prevent others from using our technology or substantially similar technology they may independently develop. The use of that technology by others could eliminate any competitive advantage we have, cause us to lose sales and otherwise harm our business. A significant portion of our proprietary technology is know-how, and employees with know-how may depart before transferring their know-how to other employees. Moreover, the laws of other countries where we market our products may afford even less protection for our intellectual property. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and costly and divert the efforts of our technical and management personnel, even if we were to prevail.

     o Intellectual Property Infringement Claims. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies and in various jurisdictions that are important to our business. In addition, third parties may assert intellectual property right infringement claims against us. Any such assertions, with or without merit, could be costly and time-consuming, result in litigation (in which we may or may not prevail), divert the efforts of our technical and management personnel, cause product shipment delays, require us to develop new technology, or require us to enter into royalty or licensing agreements, any of which could have an adverse effect on our reputation, business, results of operations and financial condition. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In addition, we typically agree to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. Any requirement for us to indemnify a customer could have a material adverse effect on our reputation, business, results of operations and financial condition.

     o Warranty and Product Liability Claims. Our business and financial condition could be adversely affected by warranty or product liability claims. Products as complex as ours frequently contain undetected errors, defects or failures, especially when first introduced or when new versions are released. The occurrence of such errors, defects or failures could result in product returns and other losses and liabilities for us or our customers. Such occurrence could also result in the loss of or delay in market acceptance of our products. Due to the relatively recent introduction of many of our products, we have limited experience with the problems that could arise with these products.

     o Failure of Our Customers to Sell Complete Access Solutions. The failure of our network system integrators to develop and sell broadband wireless access solutions that include our products would harm our sales. Even if our products meet all of our network system integrator needs, other factors may impede the success of their broadband wireless access solutions.

     o Difficulty in Network Service Providers Obtaining Sufficient Funding. Ultimately, there must be a customer who wants and who can pay for our products or a system using our products. Many of the potential ultimate users of our products are emerging companies with unproven business models. We believe it has gotten more difficult for these companies to obtain the needed funds to purchase our products or a system using our products for at least two reasons. First, it is more difficult for companies like these to raise funds in the capital markets due to general economic conditions. Second, the large system integrators appear to be reducing the amount of vendor financing they are willing to extend. The inability of these emerging companies to succeed could have a material adverse impact on our business, results of operations and financial condition.

     o New Industry. The broadband wireless access industry is new, and its future is uncertain. If significant demand for this technology does not develop, we will not be able to generate significant sales. Many factors will influence the success or failure of broadband wireless access technology, including its capacity to handle growing demands for faster transmission of increasing amounts of video, voice and data, its cost-effectiveness and performance compared to other forms of broadband access, whose prices and performance continue to improve, its reliability and security, whether the products can be manufactured in sufficient volume, its suitability for a sufficient number of geographic regions, the availability of sufficient frequencies for network service providers to deploy products at commercially reasonable rates, the availability on reasonable terms of sufficient site locations for network service providers to install products at commercially reasonable rates, and safety and environmental concerns regarding broadband wireless transmissions.

     o Continued Industry Growth. Our future success is dependent in part upon the continued growth of the telecommunications industry, particularly with regard to the Internet, and of demand for high-speed telecommunications products. There can be no assurance that this growth will continue or that the deregulation, privatization and economic globalization of the worldwide telecommunications market that has resulted in increased competition and escalating demand for new technologies and services will continue in a manner favorable to us. Regulatory and legislative changes could adversely affect our business.

     o Competing Access Technologies. Many competing technologies may serve our target market, and if the broadband point-to-multipoint technology upon which our current products are based does not succeed as a solution for broadband access, we would not be able to sustain or grow our business. Other high-speed solutions include digital subscriber lines, cable, fiber, other high-speed wire, laser, satellite, and point-to-point wireless technologies. New products or new technologies may be developed that supplant or provide lower-cost alternatives to our products.

     o Competition. The broadband wireless access industry is intensely competitive, and our failure to compete effectively could hurt our sales and reduce our margins. A number of large telecommunications equipment suppliers, such as Alcatel, Ericsson and Nortel Networks, as well as a number of smaller companies, have developed or are developing products that compete with ours. Many of our competitors are substantially larger than we are and have significantly greater financial, sales, technical, manufacturing and other resources.

     o Government Regulation. Radio communications are subject to regulation by the United States and foreign laws and international treaties. Our products must conform to domestic and foreign requirements established to avoid interference among users of millimeter-wave frequencies. In addition, domestic and foreign authorities regulate the allocation of portions of the radio frequency spectrum. Products can be marketed in a specific jurisdiction only if permitted by specific frequency allocation and regulations. As our customers enter new markets, we sometimes have to adapt our products rapidly to the frequency and regulatory requirements that exist in those markets, and we may incur significant costs making the necessary modifications. The governmental regulatory process may change or impose additional requirements on our products, which could require a revision to our products, a costly and time-consuming process. Future regulatory developments could also adversely affect our development and introduction of new products and technology.

     o Dependence on Third-Party Manufacturers. We expect to rely on independent manufacturers to provide full turnkey manufacturing of our products. We currently have qualified only one independent manufacturer for our products. We have only limited experience qualifying and dealing with this type of highly specialized, third-party manufacturer, and our failure to obtain satisfactory performance from third-party manufacturers could cause us to lose sales or expose us to product quality issues. Few third-party manufacturers have the technical capabilities to meet our quality standards and production goals. Therefore, it may be difficult and time-consuming to engage additional or replacement third-party manufacturer or manufacturers if our current manufacturer were to experience financial, operational, production, or quality assurance difficulties or allocate production resources to others in lieu of us or experience a catastrophic event that resulted in a reduction or interruption of that company's ability to provide manufacturing services to us.

     o International Issues. We expect to derive a substantial portion of our sales from international sources, and risks and difficulties associated with international operations could result in lower sales and less favorable terms with our customers. These difficulties and risks include licenses, tariffs and other trade barriers imposed on products such as ours, political and economic instability, currency fluctuation, and compliance with a wide variety of complex laws and treaties relating to telecommunications equipment.

     o Investment Risk. As of the end of December 2000, we had approximately $41 million in cash, cash equivalents and marketable securities. We have engaged investment managers to assist us with investing these funds. While we believe we have a conservative investment policy, events could occur that result in the value of our investments declining. In particular, we believe that the value of our investment in commercial paper of Pacific Gas & Electric has declined.

     o Accounts Receivable. We may, under certain circumstances, be unable to enforce a policy of receiving payment within a limited number of days of issuing invoices. For example, customers may be unwilling or unable to pay for products on a timely basis if they are dissatisfied with the product or if they are experiencing financial difficulty or if their customer cancelled their order. Any inability to timely collect our receivables could cause us to be short of cash to fund operations, could result in our having to negotiate for only a partial payment of certain accounts receivable, or could ultimately require us to write-off as uncollectible certain accounts receivable, which could have a material adverse effect on our business, results of operations and financial condition. In particular, we are currently negotiating with LG Information & Communications concerning the payment of the account receivable of approximately $950,000 arising from our delivery of prototype products to them.

     o Future Stock Sales. Future sales of common stock by our existing stockholders could cause our stock price to fall. In February 2000 we completed the initial public offering of our common stock. In connection with that initial public offering, substantially all of our pre-initial public offering stockholders signed an agreement not to transfer their securities for a period of 180 days after the initial public offering. That lock-up period expired in July 2000. We believe that a number of our pre-IPO stockholders have sold their shares, but that a number of pre-IPO stockholders continue to hold their shares. If those stockholders decided to sell their shares, a substantial amount of our common stock would become available for sale in the public market. This could cause the market price of our common stock to fall. Similarly the perception among investors that these sales will occur could produce the same effect. Sales of shares received upon exercise of our outstanding warrants will become available for sale in the public market pursuant to Rule 144. We have filed a registration statement on Form S-8 pursuant to which we registered 3,729,724 shares of our common stock that may be issued pursuant to the exercise of our outstanding stock options and stock options that we may grant in the future. The exercise of some outstanding warrants and options will result in dilution to holders of our common stock. The sale of shares issued upon exercise of warrants or options could cause our stock price to fall. The sale of shares by our directors and officers could cause the market price of our common stock to fall. Similarly the perception among investors that these sales will occur could produce the same effect.

     o Anti-Takeover Defenses. We have anti-takeover defenses that could discourage, delay or prevent an acquisition of our company, which could depress our stock price or lessen any premium over market price that an acquirer might otherwise pay.

     o Acquisition and Investment Risk. As part of our business strategy, we expect to continue to review potential acquisitions and investment opportunities that could complement our current product offerings, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth or synergistic opportunities. Our business and financial condition and the market price of our common stock may be adversely affected by our acquisition of, or significant investment in, companies, products or technologies that we believe are complementary. There can be no assurance that we would be successful in overcoming the risks and other issues typically encountered in any such transactions, including the difficulties associated with assimilating the personnel, technology and operations of acquired companies, the potential disruption of our ongoing business, diversion of management's attention from our business, the potential injury to existing business relationships with suppliers and customers, unanticipated costs or liabilities associated with the transactions, and the risks that we will otherwise not realize the expected benefits of the transactions. Furthermore, future transactions could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities, or amortization expenses related to goodwill and other intangible assets.

     The items described above, either individually or in some combination, could have a material adverse impact on our reputation, business, need for additional capital, current and contemplated products gaining market acceptance, development of new products and new areas of business, cash flow, results of operations, financial condition, stock price, viability as an ongoing company, results, outcomes, levels of activity, performance, developments, or achievements. Given these uncertainties, investors are cautioned not to place
undue  reliance  on  forward-looking   statements.

 Item  7A.  Quantitative  and Qualitative Disclosures about Market Risk.

     See Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations, Disclosures about Market Risk.

Item 8.    Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----
Report of Independent Accountants .........................................   24
Balance Sheets ............................................................   25
Statements of Operations and Comprehensive Loss ...........................   26
Statement of Changes in Stockholders' (Deficit) Equity ....................   27
Statements of Cash Flows ..................................................   28
Notes to Financial Statements .............................................   29

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Telaxis Communications Corporation

In our  opinion,  the  financial  statements  listed in the  accompanying  index present fairly, in all material respects, the financial position of Telaxis Communications Corporation (formerly known as Millitech Corporation, the "Company") at December 31, 2000, and 1999, and the results of its operations and its cash flows, for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                  /s/ PRICEWATERHOUSECOOPERS LLP
                                                  ------------------------------



Hartford, Connecticut
February 14, 2001


                                                 TELAXIS COMMUNICATIONS CORPORATION
                                                           BALANCE SHEETS
                                                 (in thousands, except share data)

                                                                                                     Pro Forma
                                                                                                      ---------
                                                                                   December 31,      December 31,      December 31,
                                                                                       2000              1999              1999
                                                                                   ------------      ------------      ------------
                                                                                                     (unaudited
                                                                                                     -see Note 1)
Assets
Current assets
 Cash and cash equivalents .....................................................   $     27,865      $      6,603      $      6,603
 Marketable securities .........................................................         13,158              --                --
 Trade accounts receivable, less allowance for doubtful
  accounts ($250 in 2000 and $57 in 1999) ......................................          2,836             2,900             2,900
 Other accounts receivable .....................................................            297              --                --
 Inventories ...................................................................          7,838             7,101             7,101
 Net assets to be disposed of ..................................................           --               1,954             1,954
 Other current assets ..........................................................            486               170               170
                                                                                   ------------      ------------      ------------
  Total current assets .........................................................         52,480            18,728            18,728
 Property, plant and equipment, net ............................................         12,751             6,444             6,444
 Intangible assets, net of accumulated amortization ............................            198              --                --
 Other assets ..................................................................            109               125               125
                                                                                   ------------      ------------      ------------
  Total assets .................................................................   $     65,538      $     25,297      $     25,297
                                                                                   ============      ============      ============
Liabilities, Redeemable Preferred Stock and Stockholders' (Deficit) Equity
Current liabilities
 Line of credit ................................................................   $       --        $        500      $        500
 Accounts payable ..............................................................          8,156             4,305             4,305
 Customer prepayments ..........................................................            218               285               285
 Accrued expenses ..............................................................          1,770             2,319             2,319
 Current maturities of long-term debt ..........................................            507             1,149             1,149
 Current maturities of capital lease obligations ...............................          1,563               982               982
                                                                                   ------------      ------------      ------------
  Total current liabilities ....................................................         12,214             9,540             9,540
Long-term debt .................................................................          1,180             1,578             1,578
Capital lease obligations ......................................................          2,045               807               807
                                                                                   ------------      ------------      ------------
  Total liabilities ............................................................         15,439            11,925            11,925
Commitments and contingencies
Redeemable Preferred Stock
 Redeemable  preferred stock,  Class A, $.01 par value;  $3.25 redemption value;
  authorized  0 shares (3,090,323 in 1999) ; issued and  outstanding  0 shares
  (3,045,696 in 1999)...........................................................             --                --             9,899
 Redeemable  preferred stock,  Class B, $.01 par value;  $3.25 redemption value;
  authorized  0 shares (789,677 in 1999); issued and outstanding 0 shares
  (789,677 in 1999).............................................................             --                --             2,566
 Redeemable  preferred stock,  Class D, $.01 par value;  $1.80 redemption value;
  authorized  0 shares (7,200,000 in 1999); issued and outstanding  0 shares
  (7,200,000 in 1999) ..........................................................             --                --            12,960
 Redeemable  preferred stock,  Class E, $.01 par value;  $2.25 redemption value;
  authorized 0 shares (11,000,000 in 1999);  issued and  outstanding  0 shares
  (9,941,508 in 1999) ..........................................................             --                --            22,368
                                                                                   ------------      ------------      ------------
                                                                                             --                --            47,793
Stockholders' (Deficit) Equity
 Preferred stock, $.01 par value; authorized 4,500,000 shares in 2000 and 1999;
  none issued ..................................................................             --                --                --
 Common stock, $.01 par value; authorized 100,000,000 shares in 2000 and 1999;
  issued and outstanding 16,734,673 shares (843,872 shares in 1999) ............            167               113                 8
 Additional paid-in capital ....................................................        124,740            48,912             1,224
 Notes receivable ..............................................................           (331)             (281)             (281)
 Accumulated deficit ...........................................................        (74,318)          (35,205)          (35,205)
 Deferred stock compensation ...................................................           (159)             (167)             (167)
                                                                                   ------------      ------------      ------------
  Total stockholders' (deficit) equity .........................................         50,099            13,372           (34,421)
                                                                                   ------------      ------------      ------------
Total liabilities, redeemable preferred stock and stockholders' (deficit) equity   $     65,538      $     25,297      $     25,297
                                                                                   ============      ============      ============

The accompanying notes are an integral part of these financial statements.


                                         TELAXIS COMMUNICATIONS CORPORATION
                                   STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                        (in thousands, except per share data)


                                                                                     Year ended December 31,
                                                                         -------------------------------------------
                                                                            2000                1999          1998
                                                                         --------             --------      --------
Sales ..............................................................     $ 24,753             $  9,720     $   2,386
Cost of sales ......................................................       29,610                9,041         7,517
Charges relating to excess inventory on hand and on order ..........       17,744                 --            --
                                                                         --------             --------      --------
Gross margin (loss) ................................................      (22,601)                 679        (5,131)
Operating expenses
 Research and development, net .....................................        8,623                4,870         4,993
 Selling, general and administrative ...............................        9,029                3,618         3,048
                                                                         --------             --------      --------
  Total operating expenses .........................................       17,652                8,488         8,041
                                                                         --------             --------      --------
Operating loss .....................................................      (40,253)              (7,809)      (13,172)
                                                                         --------             --------      --------
Other income (expense)
 Interest and other expense ........................................         (624)                (756)         (473)
 Income from contract cancellation .................................         --                   --             997
 Interest and other income .........................................        3,243                  272           233
                                                                         --------             --------      --------
  Total other income (expense) .....................................        2,619                 (484)          757
                                                                         --------             --------      --------
Loss from continuing operations before income taxes ................      (37,634)              (8,293)      (12,415)
Income tax benefit .................................................         --                   --          (1,162)
                                                                         --------             --------      --------
Loss from continuing operations ....................................      (37,634)              (8,293)      (11,253)
                                                                         --------             --------      --------
Discontinued operations:
 Income from operations of MMWP segment, net of taxes ..............         --                    258         1,724
 Loss on disposition of MMWP segment, including stock
  compensation expense of $2,848 for 2000 ..........................       (1,479)              (1,900)         --
                                                                         --------             --------      --------
Income (loss) from discontinued operations .........................       (1,479)              (1,642)        1,724
                                                                         --------             --------      --------
Net loss and comprehensive loss ....................................     $(39,113)            $ (9,935)     $ (9,529)
                                                                         ========             ========      ========
Basic and diluted earnings (loss) per share from:
 Continuing operations .............................................     $  (2.54)            $ (13.68)     $ (22.87)
                                                                         --------             --------      --------
 Discontinued operations ...........................................     $  (0.10)            $  (2.71)     $  (3.50)
                                                                         --------             --------      --------
 Net loss ..........................................................     $  (2.64)            $ (16.39)     $ (19.37)
                                                                         ========             ========      ========
Shares used in computing basic and diluted earnings (loss) per share       14,816                  606           492
                                                                         ========             ========      ========

The accompanying notes are an integral part of these financial statements.


                                               TELAXIS COMMUNICATIONS CORPORATION
                                    STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                                               (in thousands, except share data)



                                            Common Stock      Additional
                                      --------------------      Paid-in      Notes      Deferred Stock    Accumulated
                                         Shares     Amount      Capital    Receivable    Compensation      Deficit         Total
                                         ------     ------      -------    ----------    ------------      -------         -----
Balances, December 31, 1997......        983,394     $  10     $    733     $  --            $   --       $ (15,741)    $ (14,998)
Exercise of common stock
 options.........................          4,526        --            2        --                --              --             2
Other ...........................             --        --          (66)       --                --              --           (66)
Net loss ........................             --        --           --        --                --          (9,529)       (9,529)
                                      ----------     -----     --------    ------            ------       ---------     ---------
Balances, December 31, 1998......        987,920        10          669        --                --         (25,270)      (24,591)
Sale of common stock.............        229,074         2          522      (281)             (225)             --            18
Issuance of preferred stock
 warrants .......................             --        --          140        --                --              --           140
Issuance of common stock
 warrants .......................             --        --          266        --                --              --           266
Exercise of common stock
 options ........................        427,526         4          219        --                --              --           223
Exercise of warrants ............         39,150        --           19        --                --              --            19
Amortization of deferred stock
 compensation ...................             --        --           --        --                58              --            58
Offering costs ..................             --        --         (780)       --                --              --          (780)
Other ...........................             --        --          161        --                --              --           161
Net loss ........................             --        --           --        --                --          (9,935)       (9,935)
Reverse stock split .............       (839,798)       (8)           8        --                --              --            --
                                      ----------     -----    ---------    ------            ------       ---------     ---------
Balances, December 31, 1999......        843,872         8        1,224      (281)             (167)        (35,205)      (34,421)
Sale of common stock  ...........      4,600,000        46       78,154        --                --              --        78,200
Exercise of common stock
 options ........................        507,101        5           721       (67)               --              --           659
Exercise of warrants ............        295,295        3           130        --                --              --           133
Amortization of deferred stock
 compensation ...................             --        --           --        --                56              --            56
Offering costs ..................             --        --       (6,330)       --                --              --        (6,330)
Other ...........................             --        --        3,153        17               (48)             --         3,122
Conversion of preferred
 stock ..........................     10,488,405       105       47,688        --                --              --        47,793
Net loss ........................             --        --           --        --                --         (39,113)      (39,113)
                                      ----------     -----    ---------    ------            ------       ---------     ---------
Balances, December 31, 2000 .....     16,734,673     $ 167    $ 124,740    $ (331)           $ (159)      $ (74,318)    $  50,099
                                      ==========     =====    =========    ======            ======       =========     =========

The accompanying notes are an integral part of these financial statements.


                                            TELAXIS COMMUNICATIONS CORPORATION
                                                 STATEMENTS OF CASH FLOWS
                                                      (in thousands)


                                                                                           Year Ended December 31,
                                                                                     ------------------------------------
                                                                                        2000         1999          1998
                                                                                     --------      --------      --------
Cash flows from operating activities
 Net loss ......................................................................    $ (39,113)     $ (9,935)     $ (9,529)
 Adjustments to reconcile net loss to net cash utilized by operating activities:
  Depreciation and amortization ................................................        3,644         2,808         2,076
  Loss (gain) on disposition of MMWP segment ...................................       (1,369)        1,900          --
  Non-cash compensation expense ................................................        3,161           290          --
  Loss (gain) on the disposal of property and equipment ........................           (5)           21          --
  Provision for excess inventory on hand and on order ..........................       17,744          --            --
  Changes in assets and liabilities
   Accounts receivable .........................................................           64        (1,198)         (269)
   Other accounts receivable ...................................................         (297)         --            --
   Contracts in progress .......................................................         --              40           (54)
   Inventories .................................................................      (13,486)       (6,557)           69
   Other current assets ........................................................         (361)          (28)           (1)
   Accounts payable and accrued expenses .......................................         (360)        2,721            32
   Customer prepayments ........................................................          (67)          328          (824)
   Income taxes payable ........................................................         --              (2)          (13)
                                                                                     --------      --------      --------
   Net cash utilized by operating activities ...................................      (30,445)       (9,612)       (8,513)
                                                                                     --------      --------      --------
Cash flows from investing activities
 Purchase of marketable securities .............................................      (24,529)         --            --
 Sale of marketable securities .................................................       11,371          --            --
 Proceeds from sale of discontinued operations .................................        1,990          --            --
 Additions to property and equipment ...........................................       (6,342)       (2,409)       (3,706)
 Reduction (addition) to intangible and other assets ...........................         (246)         (104)           20
                                                                                     --------      --------      --------
   Net cash utilized by investing activities ...................................      (17,756)       (2,513)       (3,686)
                                                                                     --------      --------      --------
Cash flows from financing activities
 Proceeds from note payable ....................................................         --           2,000          --
 Net (repayment) borrowing under line of credit ................................         (500)          500        (1,500)
 Proceeds from long-term debt ..................................................         --           2,401          --
 Repayments of long-term debt and capital lease obligations ....................       (2,716)       (1,217)       (1,264)
 Issuance of common stock upon exercise of options and warrants ................          792           242             2
 Issuance of redeemable preferred stock ........................................         --          13,000         7,368
 Issuance of common stock ......................................................       78,200          --            --
 Stock issuance costs ..........................................................       (6,330)         (833)          (66)
 Repayment of notes receivable .................................................           17          --            --
                                                                                     --------      --------      --------
   Net cash provided by financing activities ...................................       69,463        16,093         4,540
                                                                                     --------      --------      --------
Net increase (decrease) in cash and cash equivalents ...........................       21,262         3,968        (7,659)
Cash and cash equivalents at beginning of period ...............................        6,603         2,635        10,294
                                                                                     --------      --------      --------
Cash and cash equivalents at end of period .....................................     $ 27,865      $  6,603      $  2,635
                                                                                     ========      ========      ========
Supplemental disclosure of cash flow information
 Cash paid during period for interest ..........................................     $    555      $    361      $    240
 Non-cash investing and financing activities:
  Equipment acquired under capital leases ......................................        3,474         1,164           689
  Conversion of redeemable preferred stock .....................................       47,793          --            --
  Issuance of preferred stock for subordinated promissory note .................         --           2,000          --
  Notes receivable for issuance of common stock ................................           67           281          --
  Commitments recorded in accounts payable for inventory on order ..............        4,995          --            --


The accompanying notes are an integral part of these financial statements.

                       TELAXIS COMMUNICATIONS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

1.         Summary of Significant Accounting Policies

     We develop and supply broadband wireless access products used by network service providers to deliver integrated voice, video and data services to business and residential customers. We sell our products primarily to network system integrators that include our products in broadband wireless systems sold to network service providers.

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

Marketable Securities

     The Company has invested the proceeds from its initial public offering in accordance with its corporate cash management policy. Marketable securities are classified as available-for-sale and are carried at cost plus accrued interest, which approximates fair value. The Company's investments consist of municipal and government bonds, and commercial paper. At December 31, 2000, all of the Company's securities matured within to twelve months.

     The carrying value of the Company's investments by major security type, as of December 31, 2000, consisted of the following (in thousands):

Description                                                                2000
-----------                                                              -------
Auction Rate Preferred ...................................               $ 1,003
Municipal Bonds ..........................................                 2,000
U.S. Government Securities ...............................                10,155
                                                                         -------
                                                                         $13,158
                                                                         =======

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

Concentrations of Credit Risk

     Financial   instruments   that   potentially   subject   the   Company   to
concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and trade accounts receivable. The Company places its cash investments with high-quality financial institutions. The Company extends credit to its customers based on an evaluation of the customer's financial condition and history and generally does not require collateral. The Company has historically incurred minimal credit losses. At December 31, 2000 and 1999 approximately 75% and 92%, respectively, of accounts receivable was due from one customer. Investments are placed in instruments with institutions that have "Investment Grade" ratings or better. The Company has established policies for investment of its cash that attempt to maintain safety and liquidity. The Company has not realized any significant losses on cash equivalents or marketable securities.

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

Comprehensive Income

     Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. For the years ended December 31, 2000, 1999 and 1998 comprehensive loss equaled net loss.

Research and Development

     The Company incurs  research and  development  costs in the  exploration of
commercially   viable   applications  of  its   millimeter-wave   and  microwave
technology.

     The Company also incurs research and development costs under customer-funded contracts. Costs of approximately $1,788,000, $1,156,000 and $1,727,000 are recorded net of the associated customer funding of approximately $612,000, $1,068,000 and $986,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Significant terms of customer-funded research and development arrangements include granting the customer a non-exclusive, royalty-free right and license to use and distribute the product and its related sales and technical literature that is developed by the Company under the agreement. The Company is not obligated to repay any of the funds received under these contracts.

Inventories

     Inventories are stated at the lower of cost (standard cost, which approximates actual) or market. As of December 31, 2000 and 1999, the Company had recorded inventory reserves of $1,640,000 and $1,797,000, respectively, to reserve for obsolete inventory. During 2000, the Company recorded a charge of approximately $17,744,000 to adjust inventory to its expected net realizable value.

Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets as follows:

                   Asset                                Life
                   -----                                ----
          Machinery and equipment                   3 to  7 years
          Furniture and fixtures                    7 to 10 years
          Leasehold improvements                    3 to 10 years
          Equipment under capital leases            3 to  7 years

     Leasehold improvements and equipment under capital leases are amortized over the lesser of the life of the lease or the useful lives of the improvements or equipment.

     When assets are sold or retired, the related cost and accumulated depreciation are removed from their respective accounts and any resulting gain or loss is included in income.

Intangible Assets

     Intangible assets are recorded at cost and are amortized using the straight-line method over their expected useful life, which is five years. Intangible assets as of December 31, 2000 consisted of the following

(in thousands):

                                                      2000
                                                    -------
          Proprietary technology                    $   216
          Less: accumulated amortization                (18)
                                                    -------
                                                    $   198
                                                    =======


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

     In the accompanying statement of operations for the year ended December 31, 1998, the Company has recorded an income tax expense attributable to discontinued operations based upon its pretax income. Since the Company's continuing losses exceed its income from discontinued operations, an income tax benefit has been recorded against continuing operations only to the extent of the income tax expense attributable to discontinued operations in accordance with SFAS No. 109, Accounting for Income Taxes. Tax expense also includes the impact of any changes in deferred tax assets and liabilities.

Reverse Stock Split

     On December 16, 1999, the stockholders voted to effect a one for two reverse split of the Company's outstanding common stock effective as of that date. The terms of the then-outstanding preferred stock, preferred stock warrants, common stock options and common stock warrants provide for a similar one for two adjustment on their conversion and exercise amounts and prices, respectively. The December 31, 1999 balance sheet and the accompanying shares outstanding, the per share earnings (loss) amounts for the years ended December 31, 1998 and 1999 and the footnote disclosures related to common stock warrants and options have been adjusted to reflect this reverse stock split.

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

                                                                       Year Ended December 31,
                                                                -------------------------------------
                                                                    2000         1999          1998
Historical:
Loss from continuing operations ...........................     $ (37,634)    $ (8,293)     $ (11,253)
                                                                =========     ========      =========
Weighted average shares of common stock outstanding .......        14,816          606            492
                                                                =========     ========      =========
Basic and diluted loss per share from continuing operations     $   (2.54)    $ (13.68)     $  (22.87)
                                                                =========     ========      =========
Income (loss) from discontinued operations ................     $  (1,479)    $ (1,642)     $   1,724
                                                                =========     ========      =========
Weighted average shares of common stock outstanding .......        14,816          606            492
                                                                =========     ========      =========
Basic and diluted income (loss) per share from discontinued
 operations ...............................................     $   (0.10)    $  (2.71)     $    3.50
                                                                =========     ========      =========
Net loss ..................................................     $ (39,113)    $ (9,935)     $  (9,529)
                                                                =========     ========      =========
Weighted average shares of common stock outstanding .......        14,816          606            492
                                                                =========     ========      =========
Basic and diluted net loss per share ......................     $   (2.64)    $ (16.39)       (19.37)
                                                                =========     ========      =========

Derivative Instruments

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires recognition of all derivatives at fair value in the financial statements. FASB Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, defers implementation of Statement No. 133 until fiscal years beginning after June 15, 2000. Implementation of the standard will not have a significant effect on the Company's financial statements.

Reclassification

     Certain prior years amounts have been reclassified to conform to the current year's presentation.

2.         Discontinued Operations

     In August 1999, the Board of Directors voted and authorized management to dispose of the Company's millimeter-wave products (MMWP) business segment. This segment consisted of the development and manufacture of millimeter-wave components and assemblies, including antennas and quasi-optical products, multiplexer products, and passive waveguide products. On February 8, 2000 the Company completed the sale of substantially all of the assets of the MMWP segment to Millitech, LLC for approximately $3.6 million.

     Accordingly, the Company has restated its historical financial statements to present the MMWP segment's operating results as a discontinued operation. The results of the MMWP operations have been segregated from continuing operations and reported as a separate line item in the statement of operations and comprehensive loss.

     As a result of the sale, the Company received proceeds of $2.0 million and a subordinated note for $1.2 million with interest on the principal at 12%. The principal is payable in five equal semi-annual payments of $50,000 beginning on July 1, 2002 through July 1, 2004. On December 31, 2004, the entire remaining principal balance of $960,000 plus accrued interest is due. Interest is payable semi-annually on the first days of January and July of each year during the term of the note, beginning July 1, 2000. The Company has fully reserved this subordinated note. For the year ended December 31, 2000, the Company recorded stock compensation expense of $2.8 million as a result of the accelerated vesting of incentive stock options for employees who left the Company and were hired by Millitech, LLC, and a gain on disposition of approximately $1,369,000 as a result of reassessing the net realizable value of certain assets and liabilities related to the divestiture.

     The assets and liabilities of the MMWP segment at December 31, 1999, consisting primarily of accounts receivable, inventories, equipment, accounts payable and accrued expenses, have been segregated as net assets to be disposed of in the amount of $1,954,000 in the accompanying balance sheet.

     Sales for the MMWP segment were $770,000, $8,312,000 and $12,211,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The provision for income taxes was $0, $0 and $1,162,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

3.         Inventories

     Inventories consist of the following (in thousands):

                                                              December 31,
                                                       -------------------------
                                                         2000              1999
                                                       ------            ------
Finished goods .............................            $1,405            $   95
Parts and subassemblies ....................             4,960             3,257
Work in process ............................             1,473             3,749
                                                        ------            ------
                                                        $7,838            $7,101
                                                        ======            ======

4.         Property, Plant and Equipment

     Property, plant and equipment consist of the following (in thousands):

                                                              December 31,
                                                        ------------------------
                                                           2000          1999
                                                        --------       --------
Machinery and equipment ..........................      $ 15,952       $  9,803
Furniture and fixtures ...........................           820            679
Leasehold improvements ...........................         2,117          1,970
Equipment under capital leases ...................         6,624          3,469
                                                        --------       --------
                                                          25,513         15,921
Less accumulated depreciation and amortization ...       (12,762)        (9,477)
                                                        --------       --------
                                                        $ 12,751       $  6,444
                                                        ========       ========

     The net book value of all equipment under capital leases was approximately $3,728,000 and $1,677,000 at December 31, 2000 and 1999, respectively.

     Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was approximately $3,515,000, $2,482,000 and $1,903,000, respectively.

5.         Accrued Expenses

     Accrued expenses consist of the following (in thousands):

                                                                 December 31,
                                                             -------------------
                                                               2000        1999
                                                             ------       ------
Accrued payroll, commissions and related expenses ....       $1,071       $  978
Accrued warranty expense .............................          412          530
Accrued contract costs ...............................           --          168
Deferred revenue .....................................           94           --
Accrued liabilities on discontinued operations .......           --          350
Other accrued expenses ...............................          193          293
                                                             ------       ------
                                                             $1,770       $2,319
                                                             ======       ======

6.         Lines of Credit

     In August 1999, the Company entered into a revolving line of credit agreement with a bank. The agreement provided for an initial borrowing of up to $1,000,000, which was increased by $500,000 upon the Company's raising an additional $3,000,000 in stockholders' equity and increased by $500,000 upon receipt of a machinery and equipment appraisal, for a total amount available of $2,000,000. On June 9, 2000, the Company revised the agreement with the bank to increase the line of credit to $5,000,000 and extend the expiration of the line from August 19, 2000 to November 30, 2000. Interest was payable on the outstanding balance of the line at prime plus 1%. Prime was 8.5% at December 31, 1999. The line was collateralized by substantially all of the assets of the Company. The Company was not in compliance with certain covenants of the line during the year ended December 31, 2000 and obtained waivers from the bank. The line of credit expired on November 30, 2000 and was not renewed by the Company.

     In connection with the revolving line of credit agreement, the bank received a warrant to purchase 44,445 shares of the Company's Class E preferred stock at $2.25 per share (see Note 13). The warrants were recorded at their fair market value of $71,699 resulting in debt issuance costs of $71,699. These costs were amortized over the term of the line of credit. The warrant was exercised on August 11, 2000.

7.         Notes Payable

     In April 1999, the Company received $1,000,000 in proceeds from subordinated promissory notes to certain preferred stockholders, common stockholders, officers and directors as bridge financing. The notes bore interest at 9.75% and were to be paid in full at the earlier of December 31, 1999 or the sale of the Company's equity securities having an aggregate sales price of at least $5,000,000. The note holders received warrants for the purchase of 100,000 shares of the Company's common stock at an exercise price of $1.00 per share (see Note 13). The warrants were recorded at their fair value of $72,012 resulting in a discount to the notes of $72,012. This discount was fully amortized as interest expense when the notes were refinanced in September 1999. The remaining outstanding warrants expire in July 2007.

     In July 1999, the Company received an additional $1,000,000 in proceeds from subordinated promissory notes issued to certain preferred stockholders, common stockholders, officers and directors as bridge financing. The notes bore interest at 9.75% and were to be paid in full on the earlier of December 31, 1999 or the sale of the Company's equity securities having an aggregate sales price of at least $5,000,000. The note holders received warrants for the purchase of 100,000 shares of the Company's common stock at an exercise price of $1.00 per share (see Note 13). The warrants were recorded at their fair value of $178,712 resulting in a discount to the notes of $178,712. This discount was fully amortized as interest expense when the notes were refinanced in September 1999. The remaining outstanding warrants expire in July 2007.

     The subordinated promissory notes required repayment on the earlier of December 31, 1999 or at the time of sale of at least $5,000,000 of equity securities. In September 1999, at the noteholders' election, $2,000,000 of such notes were repaid through the issuance of $2,000,000 of Class E preferred stock (888,889 shares with a value of $2.25 per share), which converted to 444,444 shares of common stock upon the Company's initial public offering on February 7, 2000 (see Note 1).

8.         Long-Term Debt

     Long-term debt consists of the following (in thousands):

                                                                             December 31,
                                                                         --------------------
                                                                           2000        1999
                                                                         -------      -------
Uncollateralized subordinated note, due December 2000, quarterly
 principal payments of $87,500 with interest at 10% ................     $  --        $   612
Uncollateralized subordinated note, due June 2003, monthly principal
 payments of $8,333 with interest at 10% (see Note 14) .............         250          350
Collateralized equipment notes, due April 2003 and November 2003, monthly principal and interest payments of $48,612, with
 interest at 12% ...................................................       1,487        1,836
                                                                         -------      -------
                                                                           1,737        2,798
Less unamortized debt discount .....................................         (50)         (71)
Less current portion ...............................................        (507)      (1,149)
                                                                         -------      -------
                                                                         $ 1,180      $ 1,578
                                                                         =======      =======


     The maturities of long-term debt outstanding are as follows (in thousands):


                                  December 31,
                                      2000
                                    ------
           2001 ................    $  528
           2002 ................       583
           2003 ................       626
                                    ------
                                    $1,737
                                    ======


     In May 1999, the Company entered into a senior loan and security agreement which provides for the issuance of up to $2,000,000 in promissory notes. As of December 31, 2000 and 1999, $1,487,000 and $1,836,000, respectively, in promissory notes were outstanding against this agreement. The notes are collateralized by machinery, equipment, intangible and other assets of the Company. The notes require an additional interest compensation payment at the end of the term of the notes. The payment, at the option of the Company, is either 12.5% of the original principal of the note, or six months of payments in the amount of 2.43% of the original principal of the note. In conjunction with these notes, the Company issued 44,445 Class E preferred stock warrants (see
Note 13). The warrants were recorded at their fair value of $68,787 resulting in a discount to the notes of $68,787. This discount will be amortized over the term of the notes of four years and amounted to $17,196 and $10, 747 during 2000 and 1999, respectively. The warrants were exercised on July 31, 2000.

     In June 1999, the Company paid the balance of its uncollateralized subordinated note due June 1999 and issued a new uncollateralized subordinated note due June 2003 to the same lender totaling $400,000. The previous note due June 1999 required monthly payments of $5,833 with interest at 10%. In conjunction with the new note due June 2003, the Company issued 20,000 common stock warrants that expire July 2007 (see Note 13). The warrants were recorded at their fair value of $14,977 resulting in a discount to the note of $14,977. This discount will be amortized over the term of the note of four years and amounted to $3,744 and $2,028 during 2000 and 1999, respectively. The Company also extended the duration of the lender's outstanding Class A preferred stock warrants to June 2003 (see Note 13).

     The subordinated notes contain various covenants, including a debt-to-equity ratio. In 1999, the lenders permanently modified certain covenant requirements. The Company was in compliance with all revised covenants as of and for the year ended December 31, 2000.

9.         Leases

     The Company leases its operating facility and certain equipment under operating and capital leases which extend through 2006. Certain leases include renewal options.

     Future minimum annual lease payments under these lease agreements at December 31, 2000 are as follows (in thousands):


                                                        Operating      Capital
Year ending                                               Leases        Leases
2001 .........................................          $    586        $ 1,827
2002 .........................................               568          1,682
2003 .........................................               568            493
2004 .........................................               594             --
2005 .........................................               469             --
2006 .........................................                88             --
                                                          ------        -------
Future minimum lease payments ................           $ 2,873        $ 4,002
                                                         ========
Less amount representing interest ............                             (394)
                                                                        -------
Present value of net minimum lease payments ..                            3,608
Less current portion .........................                           (1,563)
                                                                        -------
Long-term portion.............................                          $ 2,045
                                                                        =======

     The Company has a five-year operating lease for its primary operating facility which extends through October 2005 and contains a five year renewal option. The building lease requires the Company to pay utilities, insurance, maintenance costs and real estate taxes. The building is leased from an affiliate of stockholders of the Company.

     In addition, the Company leases equipment under various leases for periods ranging from one to five years. Some of these leases contain options to purchase the equipment at the termination of the lease at a price equal to fair market value.

     Total rental expense charged to operations under operating leases was approximately $581,000, $650,000 and $624,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

10.        Incentive Compensation Plan

     The Company maintains an incentive compensation plan. All payouts are at the Board of Directors' discretion. The Company recorded compensation expense of approximately $518,000 for the year ended December 31, 2000. No compensation expense was recognized under this plan for the years ended December 31, 1999 and 1998.

11.        Income Taxes

     The provision for income taxes consists of the following (in thousands):


                                                                   Year ended December 31,
                                                            ------------------------------------
                                                              2000           1999         1998
                                                            --------      --------      --------
Continuing operations:
Current tax expense (benefit):
    Federal .............................................   $ (8,212)     $ (3,071)     $ (4,998)
    State ...............................................     (2,095)         (551)       (1,032)
                                                            --------      --------      --------
                                                             (10,307)       (3,622)       (6,030)
                                                            --------      --------      --------
 Deferred tax expense (benefit):
    Federal .............................................      8,212         3,071         4,110
    State ...............................................      2,095           551           758
                                                            --------      --------      --------
                                                              10,307         3,622         4,868
                                                            --------      --------      --------
 Income tax benefit related to continuing operations ....       --            --          (1,162)
Discontinued operations:
Current tax expense:
    Federal .............................................   $   --        $   (508)     $    888
    State ...............................................       --            (148)          274
                                                            --------      --------      --------
                                                                --            (656)        1,162
                                                            --------      --------      --------
 Deferred tax expense:
    Federal .............................................       --             508            --
    State ...............................................       --             148            --
                                                            --------      --------      --------
Income tax expense related to  discontinued  operations .       --             656         1,162
                                                            --------      --------      --------
Total income tax  expense ...............................   $   --        $     --      $     --
                                                            ========      ========      ========

     The provision for income taxes differs from the amount computed utilizing the federal statutory rate of 34% as follows:


                                                    Year ended December 31,
                                               -------------------------------
                                                2000          1999        1998
                                                ----          ----        ----
Federal Statutory rate .................       (34.0)%      (34.0)%      (34.0)%
State taxes, net of federal effect .....        (6.3)        (6.0)        (7.6)
Other ..................................         0.0          0.3         (2.2)
Change in valuation allowance ..........        40.3         39.7         43.8
                                               -----        -----         ----
                                                 0.0%         0.0%         0.0%
                                               =====        =====         ====

     The tax effects of temporary differences that give rise to deferred tax assets (liabilities) at December 31, 2000 and 1999 are as follows (in thousands):

                                              2000                      1999
                                     ---------------------      ----------------------
                                     Current    Noncurrent      Current     Noncurrent
                                     -------    ----------      -------     ----------
Inventory reserves                 $  8,963      $      --      $ 1,504     $      --
Discontinued operations                  --             --          759            --
Vacation liability                      248             --          200            --
Warranty                                166             --          212            --
Allowance for doubtful accounts         101             --          108            --
Accrued contract costs                   --             --           40            --
Unearned compensation                    21             --           23            --
Deferred revenue                         38             --           --            --
Other                                   148            (85)          85           (85)
Investment                               --           (173)          --          (173)
Depreciation/Amortization                --             58           --           196
Tax credit carryovers                    --          1,272           --           612
Net operating loss carryforwards         --         19,202           --        10,318
                                   --------      ---------      -------     ---------
Gross deferred tax benefit            9,685         20,274        2,931        10,868
Valuation allowance                  (9,685)       (20,274)      (2,931)      (10,868)
                                   --------      ---------      -------     ---------
                                   $     --      $      --      $    --     $      --
                                   ========      =========      =======     =========


     At December 31, 2000, the Company has approximately $48,725,000 ($26,667,000 in 1999) of net operating loss carryforwards and $540,000 ($348,000 in 1999) of investment and research and development tax credit carryforwards available for federal income tax purposes. There are approximately $44,302,000 of net operating losses ($22,224,000 in 1999) and approximately $732,000 in investment and research and development tax credit carryforwards available in 2000 ($266,000 in 1999) for state tax purposes.

     Expiration of these carryforwards commenced in 1999 and will continue through 2015. It is possible that the net operating loss carryforward amounts that may be used in a single year may be limited.

12.        Preferred Stock

     On February 7, 2000 the Company completed an initial public offering of 4,600,000 shares of its common stock at $17.00 per share. The offering resulted in net proceeds to the Company of $71.1 million after deducting underwriters commission and offering expenses. Simultaneously, with the closing of the initial public offering, all of the Company's then outstanding convertible preferred stock was automatically converted into an aggregate of 10,488,405 shares of common stock.

     As of December 31, 1999 the Company had issued and outstanding Class A, B, D and E preferred stock (see Note 1). Each of the classes had redemption rights, a liquidation preference, conversion rights, and dividend rights as of December 31, 1999:

     o Each Class A, B, D and E share may be converted at the option of the holder into a share of common stock at a ratio of two shares of preferred to one share of common. Conversion would occur automatically upon a public offering of common stock resulting in gross proceeds of at least $15,000,000 and with an offering price of at least $4.50 per share. Each Class D and E share would automatically be converted into common stock upon the conversion of 90% or more of the authorized stock of the class.

     o The Class A, B, D and E shares have a liquidation preference in the amount of $3.25, $3.25, $1.80 and $2.25, respectively, plus all declared and unpaid dividends.

     o The holders of Class A, B, D and E shares are entitled to receive, when and as declared by the Board of Directors, non-cumulative annual cash dividends of $.26, $.26, $.144 and $.18 per share, respectively. No dividends have been declared by the Board of Directors.

     o Certain of the classes of preferred stock have liquidation rights, voting rights and cash dividend rights in preference to the other preferred stock.

     o The Company shall offer to redeem the Class A and Class B preferred shares at the rate of 20% per year at $3.25 per share, plus an amount equal to all declared and unpaid dividends. All Class A and Class B redemptions can be waived at the option of two-thirds of the respective Class A or Class B preferred stockholders. As part of the agreement in 1998 to issue Class E preferred stock, the Class A and Class B preferred stockholders elected to postpone their redemption rights until 2003.

     o On October 21, 2003 and on the first and second anniversaries thereof, the Company shall offer to redeem from each Class D and Class E preferred holder, a maximum of one-third, two-thirds and one hundred percent, respectively, of the total number of shares held by each stockholder at a price equal to the greater of $1.80 and $2.25, respectively, plus all declared and unpaid dividends, or the fair market value as determined by the Board of Directors. The Class D preferred stockholders agreed to postpone their redemption from 2002 to 2003 as part of the 1998 Class E preferred stock issuance.


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

     The Company recorded all of its outstanding Class A, B, D, and E redeemable preferred stock at the maximum redemption amount as of each balance sheet date presented.

13.        Stock Warrants

The Company has issued stock warrants for its preferred and common stock as follows:

                                             Class A                           Class E
                                          Preferred Stock                 Preferred Stock               Common Stock
                                       ----------------------       ------------------------        ----------------------
                                                    Exercise                        Exercise                     Exercise
                                       Number of    Price Per       Number of       Price Per       Number of    Price Per
                                         Shares       Share          Shares           Share          Shares        Share
                                         ------       -----          ------           -----          ------        -----
Exercisable at December 31, 1997        28,000      $   3.25              --        $     --         962,500     $   1.00
Granted ........................            --            --              --              --              --           --
                                       -------      --------         -------        --------       ---------     --------
Exercisable at December 31, 1998        28,000          3.25              --              --         962,500         1.00
Granted ........................            --            --          88,890            2.25         220,000         1.00
Exercised ......................            --            --              --              --         (19,575)        1.00
                                       -------      --------         -------        --------       ---------     --------
Exercisable at December 31, 1999        28,000          3.25          88,890            2.25       1,162,925         1.00
Reverse stock split ............       (14,000)         6.50         (44,445)           4.50              --           --
Exercised ......................            --            --         (44,445)           4.50        (264,404)        1.00
Conversion .....................       (14,000)         6.50              --              --          14,000         6.50
                                       -------      --------         -------        --------       ---------     --------
Exercisable at December 31, 2000            --      $     --              --        $     --         912,521     $   1.08
                                       =======      ========         =======        ========       =========     ========


     The Company issued 20,000 common stock warrants during 1999 in conjunction with a subordinated note of $400,000 (see Note 8). In addition, 200,000 common stock warrants were issued during the year ended December 31, 1999 in conjunction with the bridge financing (see Note 7).

     The outstanding common stock warrants have an exercise price of $1.00 and expire as follows:

                                                             Expiration
   Number of Warrants                                            Date
   ------------------                                            ----
          14,000  .............................                 June 2003
         630,464  .............................            September 2006
         268,057  .............................                 July 2007

14.        Stock Options and Common Stock Issued

     The Company has stock option plans that provide for the granting of options to employees, directors and consultants. The plans permit the granting of options to purchase a maximum of 3,460,359 shares of common stock at various prices and require that the options be exercisable at the prices and at the times as determined by the Board of Directors, not to exceed ten years from date of issuance.

As of December 31, 2000, 687,002 options are available for issuance under these plans. Employee stock options granted prior to September 2000 generally have a vesting requirement of four years whereby 20% of the options granted vest at the time of issuance and the remainder vest at a rate of 20% per year on the anniversary date of the issuance. Employee stock options granted in September 2000 and thereafter provide for vesting in the amount of 25% of the grant upon the first anniversary of the date of grant and quarterly vesting in the amount of 6.25% of the grant on the first day of each January, April, July and October following the first anniversary of the date of grant until the option has fully vested.

     The aggregate stock option activity for these plans is as follows:

                                                                           Weighted
                                                           Number of  average exercise
                                                             Shares          price
                                                           ---------       --------
Balance, December 31, 1997 (372,850 exercisable) ...         652,100       $   1.00
    Granted ........................................         940,387           1.00
    Exercised ......................................          (2,263)          1.00
    Canceled or expired ............................        (352,864)          1.00
                                                           ---------       --------
Balance, December 31, 1998 (677,503 exercisable) ...       1,237,360           1.00
    Granted ........................................         801,735           5.02
    Exercised ......................................        (213,763)          1.04
    Canceled or expired ............................         (78,569)          1.08
                                                           ---------       --------
Balance, December 31, 1999 (834,498 exercisable) ...       1,746,763           2.83
    Granted ........................................       1,556,346           7.92
    Exercised ......................................        (372,101)          1.43
    Canceled or expired ............................        (157,651)          8.55
                                                           ---------       --------
Balance, December 31, 2000 (845,652 exercisable) ...       2,773,357       $   5.55
                                                           =========       ========

     The following table summarizes information about stock options outstanding at December 31, 2000:


                                           Options Outstanding                            Options Exercisable
                              ----------------------------------------------     --------------------------------
                                 Number    Weighted Average
                              Outstanding     Remaining                                Number          Weighted
                                  at       Contractual Life  Weighted Average     Exercisable at        Average
           Exercise Price      12/31/00        (years)        Exercise Price         12/31/00       Exercise Price
           --------------      --------        -------        --------------         --------       --------------
           $  1.00 - $  2.50   1,857,658         8.2              $  1.41             628,787           $  1.29
           $  4.47 - $  6.83     522,403         9.0              $  6.07              68,577           $  4.50
           $  8.00 - $ 12.60     193,468         9.0              $ 11.10              83,072           $ 11.20
           $ 28.50 - $ 31.28      75,356         9.6              $ 30.26              37,944           $ 30.82
           $ 40.25               116,972         9.3              $ 40.25              25,772           $ 40.25
           $ 61.50                 7,500         9.1              $ 61.50               1,500           $ 61.50


     The weighted average contractual life of options outstanding at December 31, 2000 is 8.5 years.

     During the year ended December 31, 1999, the Company issued 112,500 shares of restricted common stock at $2.50 per share to an officer in exchange for a note receivable. The note bears interest at 6.25% and matures in September 2009. In the event the individual is no longer employed by the Company, the Company retains the right to repurchase the shares. This repurchase right expires at a rate of 20% upon issuance and 20% per year each anniversary date of the issuance. The Company recognized $225,000 in unearned compensation for the difference between the fair value of the stock and the purchase price in this transaction. For the years ended December 31, 2000 and 1999 respectively, the Company recognized approximately $45,000 and $58,000 in compensation expense.

     The Company recognized $257,000 in non-cash compensation expense during the year ended December 31, 2000 as a result of accelerated vesting of stock options on the retirement of an employee. The Company granted options to non-employees during the year ended December 31, 1999 and accordingly recognized $212,000 in non-cash compensation expense.

     The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's pro forma net loss and net loss per share would have been as follows:

                                          Year ended December 31,
                               ---------------------------------------
                                   2000           1999          1998
                               ---------      --------      --------
                                 (in thousands, except per share data)
 Net loss:
    As reported ..........     $ (39,113)     $ (9,935)     $ (9,529)
    Pro forma ...........        (40,939)      (10,533)       (9,662)
 Net loss per share
    As reported ..........         (2.64)       (16.39)       (19.37)
    Pro forma ............         (2.76)       (17.38)       (19.64)


     The above pro forma effects may not be representative of the effects for future years, as option grants typically vest over several years and additional options are generally granted each year.

     The fair value of each option grant has been estimated on the date of grant using the minimum value pricing model with the following weighted average assumptions:


                                      2000          1999          1998
                                      ----          ----          ----
     Risk-free interest rate ..       5.54%         6.12%         5.58%
     Expected life ............     6 years       6 years       8 years
     Volatility ...............        100%           28%            0%
     Dividend yield ...........         --            --            --


     The weighted average fair value of those options granted in 2000, 1999 and 1998 was $3.92, $3.17 and $0.18, respectively.

15.        Common and Preferred Stock Reserved

     As a result of the outstanding stock warrants, and stock option plans, the Company has reserved 4,230,131 shares of common stock at December 31, 2000 and 15,708,284 shares of common stock, 28,000 shares of Class A preferred stock, and 88,890 shares of Class E preferred stock as of December 31, 1999.

     During the year ended December 31, 1999, the stockholders voted to authorize 4,500,000 shares of preferred stock $.01 par value, to increase the authorized shares of the Class E preferred stock to 11,000,000 and to increase the authorized shares of common stock to 100,000,000. No additional shares were authorized during the year ended December 31, 2000.

16.        Segment Information

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

     The BWA segment's sales by country are (in thousands):

                                             Year ended December 31,
                                      -----------------------------------
                                        2000           1999         1998
                                      --------       -------      -------
     United States ..............     $  1,020       $ 1,156      $ 1,153
     Canada......................       22,999         8,560          713
     Other countries ............          734             4          520
                                      --------       -------      -------
                                      $ 24,753       $ 9,720      $ 2,386
                                      ========       =======      =======


     The  Company's   research  and  production   facilities  and   accompanying
long-lived assets are located in the United States.

     Sales to individual customers in excess of 10% of total BWA segment revenues are presented in the following table (in thousands):


                                                            Year ended December 31,
                                                       --------------------------------
                                                         2000        1999        1998
                                                       --------    --------    --------
Individual customers in excess of 10% of revenues:
    Customer A      ...........................         $    --    $     --    $    296
    Customer B      ...........................              --          --         614
    Customer C      ...........................          22,999       8,560         713
                                                       --------    --------    --------
                                                         22,999       8,560       1,623
 Other customers    ...........................           1,754       1,160         763
                                                       --------    --------    --------
 Total sales        ...........................        $ 24,753    $  9,720    $  2,386
                                                       ========    ========    ========


17.        Employee Savings and Profit-Sharing Plan

     The Company sponsors an employee savings and profit-sharing plan for all employees. Full-time employees become eligible for participation after one-half year of service. The Company provides a 60% (50% in 1998) matching of employee contributions, up to a maximum of $2,000. An additional contribution is determined at the discretion of the Board of Directors.

     The  Company's   contributions  to  this  plan  for  matching  of  employee contributions amounted to approximately $235,000, $236,000 and $191,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

18.        Related-Party  Transactions

     The Company had sales to a stockholder of approximately $186,000, $1,355,000 and $953,000 during 2000, 1999 and 1998, respectively. Included in accounts receivable at December 31, 1999 are approximately $343,000 due from these sales. These transactions comprise subcontracts associated with the stockholder's contracts with the U.S. Government, and are contracted under federal contracting guidelines. The sales and related accounts receivable from this customer are included in discontinued operations.

     The Company held a promissory note receivable of $250,000 as the result of a 1996 license and sales agreement with a limited liability company ("LLC") established and partly owned by a former stockholder/employee. The Company also owns a 19.9% interest in the LLC. At December 31, 2000 and 1999, the Company has reserved for the entire amount due on the note receivable of approximately $200,000, and has no value assigned to its 19.9% interest in the LLC. The Company has obtained a judgment against the LLC in the amount of approximately $378,000. In October 1999, the Company renegotiated that transaction with the LLC and involved Millivision, L.L.C., a joint venture between the LLC and one other entity. The Company released the LLC and the former stockholder/employee from substantially all claims, including the $378,000 judgment, and the LLC released any claims to the intellectual property relating to the Company's contraband detection systems business. Millivision agreed to pay the Company royalties in the minimum amount of $200,000. The LLC, Millivision and the former stockholder/employee also agreed not to compete with the Company with respect to broadband wireless telecommunications equipment.

19.        Contingencies

     The Company is subject to potential liability under contractual and other matters and various claims and legal actions which are pending or may be asserted. These matters arise in the ordinary course and conduct of the business of the Company. While the outcome of all of the pending and potential claims and legal actions against the Company cannot be forecast with certainty, management believes that such matters should not result in any liabiltiy which would have a material adverse effect on the Company's financial position, results of operations, or cash flows.

20. Selected Quarterly Financial Data (unaudited)

     The following tables present unaudited quarterly financial information for the eight quarters ended December 31, 2000 (in thousands, except per share data). The statement of operations data have been derived from our unaudited financial statements. In management's opinion, these statements have been prepared on substantially the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information in accordance with generally accepting accounting principles. The results for any quarter are not necessarily indicative of results for any future period.

                                                                          Quarter Ended
                                                       --------------------------------------------------
                                                        March 31,     June 30,     Sept. 30,     Dec. 31,
                                                          2000         2000          2000          2000
                                                       --------      --------      --------      --------
Sales ............................................     $  6,316      $  8,731      $  8,095      $  1,611
Cost of sales ....................................        6,514         8,543        10,225         4,328
Charges relating to excess inventory on hand
  and on order ...................................         --            --            --          17,744
Gross margin (loss) ..............................         (198)          188        (2,130)      (20,461)
Loss from continuing operations ..................       (3,583)       (4,569)       (5,896)      (23,586)
Income (loss) from discontinued operations .......       (2,848)          496           534           339
Net loss .........................................       (6,431)       (4,073)       (5,362)      (23,247)
Basic and diluted loss per share from
 continuing operations ...........................        (0.37)        (0.28)        (0.36)        (1.41)
Basic and diluted income (loss) per share
 from discontinued operations ....................        (0.29)         0.03          0.03          0.02
Basic and diluted net loss per share .............        (0.66)        (0.25)        (0.32)        (1.39)
                                                                          Quarter Ended
                                                       --------------------------------------------------
                                                        March 31,     June 30,     Sept. 30,     Dec. 31,
                                                          1999          1999         1999          1999
                                                       --------      --------      --------      --------
Sales ............................................     $  1,177      $  1,585      $  2,742      $  4,216
Cost of sales ....................................        1,650         1,162         2,291         3,938
Charges relating to excess inventory on hand
  and on order ...................................         --            --            --            --
Gross margin (loss) ..............................         (473)          423           451           278
Loss from continuing operations ..................       (2,148)       (1,720)       (2,079)       (2,346)
Income (loss) from discontinued operations .......          358        (1,891)         (109)         --
Net loss .........................................       (1,790)       (3,611)       (2,188)       (2,346)
Basic and diluted loss per share from
 continuing operations ...........................        (4.34)        (3.44)        (3.44)        (2.86)
Basic and diluted income (loss) per share
 from discontinued operations ....................         0.72         (3.78)        (0.18)        (0.00)
Basic and diluted net loss per share .............        (3.62)        (7.22)        (3.62)        (2.86)


21.        Subsequent Event

     At December 31, 2000, the Company's portfolio of marketable securities included a $2.5 million investment in commercial paper issued by Pacific Gas & Electric. Subsequent to the balance sheet date, the fair value of the investment has declined. The subsequent decline in fair market value has not been recorded in the financial statements at December 31, 2000 because the Company believes the decline to be temporary.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10.   Directors and Executive Officers of the Company.

     Information appearing under the captions "Board of Directors, Executive Officers and Key Employees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement") is hereby incorporated by reference.

Item 11. Executive Compensation.

     Information appearing under the caption "Executive Compensation" in our 2001 Proxy Statement is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Information appearing under the caption "Security Ownership of Certain Beneficial Owners and Our Directors and Management" in our 2001 Proxy Statement is hereby incorporated by reference.

Item 13.   Certain Relationships and Related Transactions.

     Information appearing under the caption "Material Relationships and Related Party Transactions" in our 2001 Proxy Statement is hereby incorporated by reference.

                                    PART IV

Item 14.   Financial Statements, Schedules, Reports on Form 8-K and Exhibits.

     (a) Documents filed as part of this Form 10-K:

           1. Financial Statements

     See Index to Financial Statements under Item 8--Financial Statements and Supplementary Data.

           2. Financial Statement Schedule

     Schedule II--Valuation and Qualifying Accounts

     All other financial statement schedules have been omitted because they are not required, not applicable, or the information to be included in the financial statement schedules is included in the financial statements or the notes thereto.

           3. Exhibits

     See Exhibit Index.

     (b) Reports on Form 8-K

     We did not file any reports on Form 8-K during the three months ended December 31, 2000.


                               TELAXIS COMMUNICATIONS CORPORATION
                                VALUATION AND QUALIFYING ACCOUNTS
                      For the years ended December 31, 1998, 1999 and 2000
                                         (in thousands)



                                                       Column C
        Column A                   Column B            Additions         Column D     Column E
-------------------------------    ----------  ----------------------   -----------   ----------
                                   Balance at  Charged to  Charged to                 Balance at
                                   Beginning   Costs and      Other                    End of
        Description                Of Period    Expenses    Accounts     Deductions     Period
        -----------                ---------    --------    --------     ----------     ------
1998
Inventory reserve .............     $   786     $ 1,492      $  --        $   (45)     $ 2,233
Allowance for doubtful accounts         210         176         --            (18)         368
Warranty reserve ..............         342         284         --           (134)         492
                                    -------     -------      -------      -------      -------
                                    $ 1,338     $ 1,952      $  --        $  (197)     $ 3,093
                                    =======     =======      =======      =======      =======

1999
Inventory reserve .............     $ 2,233     $   420      $  (625)     $  (231)     $ 1,797
Allowance for doubtful accounts         368         104         (415)        --             57
Warranty reserve ..............         492          38         --           --            530
                                    -------     -------      -------      -------      -------
                                    $ 3,093     $   562      $(1,040)     $  (231)     $ 2,384
                                    =======     =======      =======      =======      =======

2000
Inventory reserve .............     $ 1,797     $ 1,895     $ (2,052)     $  --        $ 1,640
Allowance for doubtful accounts          57         193         --           --            250
Warranty reserve ..............         530         180         (298)        --            412
                                    -------     -------      -------      -------      -------
                                    $ 2,384     $ 2,268      $(2,350)     $  --        $ 2,302
                                    =======     =======      =======      =======      =======

                                 EXHIBIT INDEX
Exhibit
Number                                              Description
--------------------------------------------------------------------------------
2.1 Asset Purchase Agreement, dated as of February 8, 2000, between the Company and MMW Acquisition, LLC.*
3.1        Restated Articles of Organization of the Company,  as amended.***
3.2        Amended and Restated By-laws of the Company.**
4.1        Form of  certificate  evidencing  ownership  of  Common  Stock of the
           Company.***
10.1       1986 Stock Plan of the Company.
10.2       1987 Stock Plan of the Company.
10.3       1988 Stock Plan of the Company.
10.4       1996 Stock Plan of the Company.
10.5       1997 Stock Plan of the Company.
10.6       1999 Stock Plan of the Company.
10.7 Employment Agreement by and between the Company and John L. Youngblood dated as of December 19, 2000.*****
10.8 Employment Agreement by and between the Company and Ransom D. Reynolds dated as of December 19, 2000.*****
10.9 Employment Agreement by and between the Company and Dennis C. Stempel dated as of December 19, 2000.*****
10.10 Employment Agreement by and between the Company and David L. Renauld dated as of December 19, 2000.*****
10.11 Employment Agreement by and between the Company and Kenneth R. Wood dated as of December 19, 2000.*****
10.12 Reseller Agreement by and between the Company and Newbridge Networks Corporation dated August 7, 1998.+
10.13 Professional Services Agreement by and between the Company and Newbridge Networks Corporation dated August 7, 1998.+
10.14 Supplemental Agreement between the Company and Alcatel Networks Corporation dated September 14, 2000.++
10.15 Agreement and License between the Company and California Amplifier, Inc. dated as of August 25, 2000.****
10.16 Lease by and between the Company and O'Leary-Vincunas LLC dated November 1, 2000.*****
10.17 Fourth Amended and Restated Registration Rights Agreement dated September 17, 1999.**
10.18 Registration Rights Agreement by and between the Company and Boston Federal Savings Bank dated August 20, 1999.
10.19 Purchase Agreement by and between the Company and Massachusetts Technology Development Corporation dated June 1988.**
10.20 First Amendment to the Purchase Agreement by and between the Company and Massachusetts Technology Development Corporation dated December 28, 1988.***
10.21 Second Amendment to the Purchase Agreement by and between the Company and Massachusetts Technology Development Corporation dated June 17, 1999.***
10.22 Employee Stock Purchase Agreement by and between the Company and Mervyn Fitzgerald dated September 16, 1999.***

Exhibit
Number                                              Description
--------------------------------------------------------------------------------

10.23 Tax Agreement by and between the Company and Mervyn Fitzgerald dated September 16, 1999.***
10.24 Form of Indemnification Agreement, a substantially similar version of which was entered between the Company and each of Mssrs. Doyle, Fleming, Paladino, Norbury, Youngblood, Renauld, Reynolds, and Stempel on September 18, 2000 and between the Company and Ms. Armitage on October 31, 2000.****
23.1       Consent of PricewaterhouseCoopers LLP.*****
27.1       Financial Data Schedule.*****
--------
All non-marked Exhibits listed above are incorporated herein by reference to the exhibits to Form S-1 filed with the Commission on September 27, 1999 (File No. 333-87885).

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

**** Incorporated herein by reference to the exhibits to Form 10-Q filed with the Commission on November 14, 2000.

*****      Filed herewith.

         + Incorporated herein by reference to the exhibits to Amendment No. 3 to Form S-1 filed with the Commission on January 11, 2000 (File No. 333-87885). Certain portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

         ++ Incorporated herein by reference to the exhibits to Form 10-Q filed with the Commission on November 14, 2000. Certain portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Telaxis has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Telaxis Communications Corporation


                                   By:     /s/John L. Youngblood
                                           ---------------------
                                           John L. Youngblood,
                                           President and Chief Executive Officer

Date: March 27, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Telaxis and in the capacities and on the dates indicated.


           Signature                     Title                         Date
           ---------                     -----                         ----

By: /s/John L. Youngblood    President, Chief Executive Officer   March 27, 2001
    ---------------------    and Director
    John L. Youngblood

By: /s/Dennis C. Stempel     Vice President, Chief Financial      March 27, 2001
    --------------------     Officer, Principal Financial Officer
    Dennis C. Stempel        and Principal Accounting Officer

By: /s/Albert E. Paladino    Director                             March 27, 2001
    ---------------------
    Albert E. Paladino

By: /s/Carol B. Armitage     Director                             March 27, 2001
    --------------------
    Carol B. Armitage

By: /s/ Allan M. Doyle, Jr.  Director                             March 27, 2001
    -----------------------
    Allan M. Doyle, Jr.

By: /s/ Robert C. Fleming    Director                             March 27, 2001
    ---------------------
    Robert C. Fleming

By: /s/ David A. Norbury     Director                             March 27, 2001
    --------------------
    David A. Norbury