Form 10-Q
period 2001-03-31
TELAXIS COMMUNICATIONS CORP
filed 2001-05-14
CIK 712511

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April 30, 2001, there were 16,743,198 shares of the registrant's common stock outstanding.

--------------------------------------------------------------------------------

                                      INDEX

                                                                                       PAGE NO.
                                                                                       --------

    PART I.  FINANCIAL INFORMATION
    Item 1.  Index to Financial Statements...................................             2

               Condensed Balance Sheets as of March 31, 2001 and December
                  31, 2000..................................................              3

               Condensed Statements of Operations for the three months
                  ended March 31, 2001 and 2000.............................              4

               Condensed Statement of Changes in Stockholders' Equity for
                  the three months ended March 31, 2001.....................              5

               Condensed Statements of Cash Flows for the three months
                  ended March 31, 2001 and 2000.............................              6

               Notes to Financial Statements...............................               7

    Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations...........................................             9

    Item 3.  Qualitative and Quantitative Disclosures About Market Risk......            14

    PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings...............................................            14

    Item 2.  Changes in Securities and Use of Proceeds.......................            14

    Item 6.  Exhibits and Reports on Form 8-K................................            15

    SIGNATURES ..............................................................            15

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

Item 1.  Financial Statements and Supplementary Data.


                          INDEX TO FINANCIAL STATEMENTS


                                                                         Page
                                                                        ------
Condensed Balance Sheets.............................................     3
Condensed Statements of Operations...................................     4
Condensed Statement of Changes in Stockholders' Equity...............     5
Condensed Statements of Cash Flows...................................     6
Notes to Financial Statements .......................................     7

                       TELAXIS COMMUNICATIONS CORPORATION
                            CONDENSED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                          March 31,   December 31,
                                                                                            2001         2000
                                                                                        -----------   ------------
                                                                                        (unaudited)
Assets
Current assets
     Cash and cash equivalents .......................................................   $  21,881    $  27,865
     Restricted cash .................................................................       1,000         --
     Marketable securities ...........................................................      11,537       13,158
     Trade accounts receivable, less allowance for doubtful accounts
       ($200 in 2001 and $250 in 2000)................................................       1,557        2,836
     Other accounts receivable .......................................................         106          297
     Inventories .....................................................................       7,856        7,838
     Other current assets ............................................................         489          486
                                                                                         ---------    ---------

         Total current assets ........................................................      44,426       52,480
Property, plant and equipment, net ...................................................      11,800       12,751
Intangible assets, net of accumulated amortization ...................................         187          198
Other assets .........................................................................          90          109
                                                                                         ---------    ---------

         Total assets ................................................................   $  56,503    $  65,538
                                                                                         =========    =========

Liabilities and Stockholders' Equity
Current liabilities
     Accounts payable ................................................................   $   4,261    $   8,156
     Customer prepayments ............................................................         164          218
     Accrued expenses ................................................................       1,670        1,770
     Current maturities of long-term debt ............................................         522          507
     Current maturities of capital lease obligations .................................       2,038        1,563
                                                                                         ---------    ---------

         Total current liabilities ...................................................       8,655       12,214
Long-term debt .......................................................................       1,045        1,180
Capital lease obligations ............................................................       2,359        2,045
                                                                                         ---------    ---------

         Total liabilities ...........................................................      12,059       15,439
                                                                                         ---------    ---------

Stockholders' Equity
Preferred stock, $.01 par value; authorized 4,500,000 shares
   in 2001 and 2000; none issued .....................................................          --           --
Common stock, $.01 par value; authorized 100,000,000 shares
   in 2001 and 2000; issued and outstanding 16,742,673 shares in 2001
   (16,734,673 shares in 2000)........................................................         167          167
Additional paid-in capital ...........................................................     124,711      124,740
Notes receivable .....................................................................        (294)        (331)
Accumulated comprehensive loss .......................................................        (608)          --
Accumulated deficit ..................................................................     (79,421)     (74,318)
Deferred stock compensation ..........................................................        (111)        (159)
                                                                                         ---------    ---------
         Total stockholders' equity ..................................................      44,444       50,099
                                                                                         ---------    ---------
         Total liabilities and stockholders' equity ..................................   $  56,503    $  65,538
                                                                                         =========    =========

The accompanying notes are an integral part of these financial statements.

                       TELAXIS COMMUNICATIONS CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                                             Three months ended March 31,
                                                                                       --------------------------------------
                                                                                             2001                   2000
                                                                                       --------------------------------------
                                                                                         (unaudited)             (unaudited)
Sales ..............................................................................      $    522                $  6,316
Cost of sales ......................................................................         2,086                   6,514
                                                                                          ---------               ---------

Gross margin (loss) ................................................................        (1,564)                   (198)
Operating expenses
     Research and development, net .................................................         1,995                   1,683
     Selling, general and administrative ...........................................         1,992                   2,126
                                                                                          ---------               ---------

       Total operating expenses ....................................................         3,987                   3,809
                                                                                          ---------               ---------

Operating loss .....................................................................        (5,551)                 (4,007)
                                                                                          ---------               ---------

Other income (expense)
     Interest and other expense ....................................................          (176)                   (187)
     Interest and other income .....................................................           624                     611
                                                                                          ---------               ---------

       Total other income (expense) ................................................           448                     424
                                                                                          ---------               ---------


Loss from continuing operations before income taxes ................................        (5,103)                 (3,583)
Income taxes .......................................................................          --                      --
                                                                                          ---------               ---------

Loss from continuing operations ....................................................        (5,103)                 (3,583)
                                                                                          ---------               ---------

Discontinued operations:
   Loss on disposition of MMWP segment including
   stock compensation expense of $2.8 million in 2000 ..............................          --                    (2,848)
                                                                                          ---------               ---------

Loss from discontinued operations ..................................................          --                    (2,848)
                                                                                          ---------               ---------

Net loss ...........................................................................      $ (5,103)               $ (6,431)
                                                                                          =========               =========

Basic and diluted loss per share from:
     Continuing operations .........................................................      $  (0.30)               $  (0.37)
                                                                                          =========               =========

     Discontinued operations .......................................................      $   --                  $  (0.29)
                                                                                          =========               =========

     Net loss ......................................................................      $  (0.30)               $  (0.66)
                                                                                          =========               =========

Shares used in computing basic and diluted loss per
   share ...........................................................................        16,740                   9,739
                                                                                          =========               =========


The accompanying notes are an integral part of these financial statements.

                       TELAXIS COMMUNICATIONS CORPORATION
             CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                        (in thousands, except share data)
                                   (unaudited)



                                    Comprehensive                Common Stock          Additional
                                        Income          ----------------------------     Paid-in          Notes
                                        (Loss)             Shares           Amount       Capital       Receivable
                                 --------------------------------------------------------------------------------
Balances, January 1, 2001 .......                        16,734,673      $      167    $   124,740     $   (331)
Exercise of common stock options.                             8,000              --              8           --
Amortization of deferred stock
   compensation .................                                --              --             --           --
Other ...........................                                --              --            (37)          37
   Net loss .....................   $    (5,103)                 --              --             --           --
   Other comprehensive loss
   from unrealized loss on
   investments ..................          (608)                 --              --             --           --
                                    -------------
Comprehensive Income (Loss) .....   $    (5,711)                 --              --             --           --
                                    =============    --------------     -----------    -----------     ----------

Balances, March 31, 2001 ........                        16,742,673     $       167    $   124,711     $   (294)
                                                     ==============     ===========    ===========     ==========


                                      Deferred                         Accumulated
                                       Stock         Accumulated      Comprehensive
                                    Compensation       Deficit            Loss               Total
                                    -------------------------------------------------------------------
Balances, January 1, 2001 .......   $     (159)     $    (74,318)     $         --      $     50,099
Exercise of common stock options.           --                --                --                 8
Amortization of deferred stock
   compensation .................           11                --                --                11
Other ...........................           37                --                --                37
   Net loss .....................           --            (5,103)               --            (5,103)
   Other comprehensive loss
   from unrealized loss on
   investments ..................           --                --              (608)             (608)

Comprehensive Income (Loss) .....           --                --                --              --
                                    -----------     -------------     -------------     ------------

Balances, March 31, 2001 ........   $     (111)     $    (79,421)     $       (608)     $     44,444
                                    ===========     =============     =============     ============

The accompanying notes are an integral part of these financial statements.

                       TELAXIS COMMUNICATIONS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                             Three months ended
                                                                                  March 31,
                                                                         ---------------------------
                                                                             2001            2000
                                                                         -----------     -----------
                                                                         (unaudited)     (unaudited)

Cash flows from operating activities
   Net loss ...........................................................   $ (5,103)       $ (6,431)
   Adjustments to reconcile net loss to net cash utilized by operating activities:
     Depreciation and amortization ....................................      1,137             647
     Non-cash compensation expense ....................................         11           2,859
     Changes in assets and liabilities
       Trade accounts receivable ......................................      1,279          (3,854)
       Other accounts receivable ......................................        191            --
       Inventories ....................................................        (18)         (6,423)
       Other current assets ...........................................         (3)           (297)
       Accounts payable and accrued expenses ..........................     (3,284)          4,774
       Customer prepayments ...........................................        (54)             25
                                                                          --------        --------

       Net cash utilized by operating activities ......................     (5,844)         (8,700)
                                                                          --------        --------

Cash flows from investing activities
   Purchase of marketable securities ..................................    (12,650)        (13,246)
   Sale of marketable securities ......................................     13,663            --
   Proceeds from sale of discontinued operations ......................       --             1,990
   Additions to property and equipment ................................        (58)         (3,476)
   Reduction to other assets ..........................................         19               8
                                                                          --------        --------

       Net cash provided (utilized) by investing activities ...........        974         (14,724)
                                                                          --------        --------

Cash flows from financing activities
   Repayments of line of credit .......................................       --              (500)
   Transfer of restricted cash ........................................     (1,000)           --
   Proceeds from capital lease obligations ............................        569            --
   Repayments of long-term debt and capital lease obligations .........       (728)           (599)
   Issuance of common stock upon exercise of options and warrants .....          8             274
   Sale of common stock ...............................................       --            78,200
   Stock issuance costs ...............................................       --            (6,075)
   Repayments of notes receivable .....................................         37            --
                                                                          --------        --------

       Net cash provided (utilized) by financing activities ...........     (1,114)         71,300
                                                                          --------        --------

Net increase (decrease)  in cash and cash equivalents .................     (5,984)         47,876
Cash and cash equivalents at beginning of period ......................     27,865           6,603
                                                                          --------        --------

Cash and cash equivalents at end of period ............................   $ 21,881        $ 54,479
                                                                          ========        ========

Supplemental disclosure of cash flow information
   Non-cash investing and financing activities:
     Equipment acquired under capital lease agreement .................   $    823        $   --
     Unrealized loss on investments ...................................       (608)           --


The accompanying notes are an integral part of these financial statements.

                       TELAXIS COMMUNICATIONS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

     Basis of Presentation

     The financial information as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 is unaudited. In the opinion of management, such interim financial information includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the financial statements and footnotes as of and for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for any future period.


     Marketable Securities

     The Company has invested the proceeds from our initial public offering in accordance with our corporate cash management policy. Marketable securities are carried at cost plus accrued interest, which approximates fair value. Investments are placed in instruments with institutions that have "Investment Grade" ratings or better. The Company's investments consist of municipal and government bonds and commercial paper. At March 31, 2001, all of the Company's securities, valued at $11.5 million, mature within twelve months.


     Intangible Assets

     Intangible assets are recorded at cost and are amortized using the straight-line method over their expected useful life, which is five years.


2.   Restricted Cash

     At March 31, 2001, the Company has $1.0 million of restricted cash classified as a current asset. The cash is held in escrow pending resolution of a supplier claim arising from the ordinary course of business.


3.   Inventories

     Inventories are stated at the lower of cost or market and consist of the following (in thousands):

                                                March 31,        December 31,
                                                   2001             2000
                                             --------------    ---------------
                                               (unaudited)
Finished goods...........................      $    1,283        $   1,405
Parts and subassemblies..................           6,207            4,960
Work-in process..........................             366            1,473
                                             --------------    ---------------
                                               $    7,856        $   7,838
                                             ==============    ===============

4.   Property, Plant and Equipment

     Property, plant and equipment consist of the following (in thousands):

                                                                       March 31,        December 31,
                                                                         2001              2000
                                                                   -----------------  ----------------
                                                                     (unaudited)
Machinery and equipment........................................... $         15,219   $       15,952
Furniture and fixtures............................................              823              820
Leasehold improvements............................................            2,160            2,117
Equipment under capital leases....................................            7,447            6,624
                                                                   -----------------  ----------------
                                                                             25,649           25,513
Less accumulated depreciation and amortization....................          (13,849)         (12,762)
                                                                   -----------------  ----------------
                                                                   $         11,800   $       12,751
                                                                   =================  ================

     The net book value of equipment under capital leases was approximately $4,034,000 and $3,728,000 at March 31, 2001 and December 31, 2000, respectively.

     Depreciation expense for the three months ended March 31, 2001 and 2000 was $1,121,000 and $608,000, respectively.

5.   Earnings Per Share

     Earnings per share has been computed by dividing the loss from continuing operations, loss from discontinued operations and net loss by the weighted average common shares outstanding. No effect has been given to the future exercise of common stock options and stock warrants, since the effect would be antidilutive for all reporting periods.

                                                                   Three months ended
                                                                        March 31,
                                                                       (unaudited)
                                                              ------------------------------
                                                                  2001              2000
                                                              --------------   -------------
 Historical: (in thousands, except per share data)
    Loss from continuing operations.......................    $     (5,103)    $     (3,583)
                                                              ==============   =============

    Weighted average shares of common stock outstanding...          16,740            9,739
                                                              ==============   =============

    Basic and diluted loss per share from continuing
    operations............................................    $      (0.30)    $      (0.37)
                                                              ==============   =============

   Loss from discontinued operations.....................     $         --     $     (2,848)
                                                              ==============   =============

   Weighted average shares of common stock outstanding...           16,740            9,739
                                                              ==============   =============

   Basic and diluted loss per share from discontinued
    operations...                                             $         --     $      (0.29)
                                                              ==============   =============

   Net loss..............................................     $     (5,103)    $     (6,431)
                                                              ==============   =============

   Weighted average shares of common stock outstanding...           16,740            9,739
                                                              ==============   =============

   Basic and diluted net loss per share..................     $      (0.30)    $      (0.66)
                                                              ==============   =============

6.   Discontinued Operations

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

     The results of the MMWP operations have been segregated from continuing operations and reported as a separate line item in the statement of operations.

     As a result of the sale, the Company received cash proceeds of $2.0 million and a subordinated note for $1.2 million with interest on the principal at 12%. The principal is payable in five equal semi-annual payments of $50,000 beginning on July 1, 2002 through July 1, 2004. On December 31, 2004, the entire remaining principal balance of $960,000 plus accrued interest is due. Interest is payable semi-annually on the first days of January and July of each year during the term of the note, and commenced on July 1, 2000. The Company has fully reserved this subordinated note. For the three months ended March 31, 2000, the Company recorded stock compensation expense of $2.8 million as a result of the accelerated vesting of incentive stock options for employees who left the Company and were hired by Millitech, LLC.

     Sales for the MMWP segment were $0 and $770,000 for the three months ended March 31, 2001 and 2000, respectively.

7.   Accrued Expenses

     Accrued expenses consist of the following (in thousands):

                                                                          March 31,        December 31,
                                                                       ---------------   ---------------
                                                                            2001              2000
                                                                       ---------------   ---------------
                                                                         (unaudited)
Accrued payroll, commissions and related expenses..................... $          867    $        1,071
Accrued warranty expense..............................................            412               412
Accrued contract costs................................................            147                --
Deferred revenue......................................................             64                94
Other accrued expenses................................................            180               193
                                                                       ---------------   ---------------
                                                                       $        1,670    $        1,770
                                                                       ===============   ===============

8.   Subsequent Event

     As of March 31, 2001, our cash equivalents balance includes an unrealized loss of $625,000 due to the decline in market value of a $2.5 million investment in commercial paper issued by Pacific Gas & Electric, a public utility company in California. On April 30, 2001 the Company sold this commercial paper for $2.5 million resulting in the full recovery of the unrealized losses included in accumulated comprehensive loss as of March 31, 2001.

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

     We commenced operations in 1982 and had derived the significant majority of our sales from our millimeter-wave products business segment prior to 1999. Millimeter waves are electromagnetic waves having wavelengths between one and ten millimeters. In August 1999, we adopted a plan to focus all of our resources on our broadband point-to-multipoint wireless access business segment and to dispose of the millimeter-wave products segment. We decided to dispose of this segment because it would have required us to reallocate financial and management resources from the more attractive broadband point-to-multipoint wireless access business segment. The segment was sold on February 8, 2000. As a result, we have presented the operations of the millimeter-wave products segment as a discontinued operation in our financial statements. The following management's discussion and analysis focuses on our ongoing broadband wireless access business. We anticipate that network system integrators for point-to-point wireless access networks will accept the point-to point RF products we intend to develop based on our point-to-multipoint wireless access product experience. We also anticipate that our recently announced Virtual Fiber Radio/TM/ will become an important part of our business.

     Our first prototype broadband point-to-multipoint wireless access equipment was evaluated in a trial in 1995. Before receiving our first volume order for equipment in June 1999, virtually all of our shipments of products were for site demonstrations and initial commercial deployments.

     For the three months ended March 31, 2001, approximately 99.6% of our sales were to a customer located in Canada. For the three months ended March 31, 2000, approximately 93.4% our sales were to a customer located in Canada, 4.4% of our sales were to customers located in the United States, and 2.2% of our sales were to a customer located in Korea. We expect that sales to customers located outside the United States will continue to be significant.

Result of Operations

     The following table provides continuing operations data as a percentage of sales for the periods presented. The percentages may not add due to rounding.

                                                            Three Months Ended
                                                                 March 31,
                                                                (unaudited)
                                                        -------------------------------
                                                             2001            2000
                                                        ---------------  -------------
Sales..................................................     100.0%          100.0%
Cost of sales..........................................     399.6           103.1
                                                        ---------------  -------------

Gross margin (loss)....................................    (299.6)           (3.1)
Operating expenses
    Research and development, net......................     382.2            26.6
    Selling, general and administrative................     381.6            33.7
                                                        ---------------  -------------
      Total operating expenses.........................     763.8            60.3
                                                        ---------------  -------------

Operating loss.........................................  (1,063.4)          (63.4)
Other income (expense).................................      85.8             6.7
                                                        ---------------  -------------

Loss from continuing operations before income taxes....    (977.6)          (56.7)
Income taxes...........................................      (0.0)           (0.0)
                                                        ---------------  -------------

Loss from continuing operations........................    (977.6)%         (56.7)%
                                                        ===============  =============

Three Months Ended March 31, 2001 and 2000

     Sales

     Sales decreased 92% to $522,000 for the three months ended March 31, 2001 from $6.3 million for the three months ended March 31, 2000. Unit shipments decreased to 52 for the three months ended March 31, 2001 from 3,998 for the same period in 2000. The decrease in unit shipments and revenue is a result of the weakness in the overall broadband wireless telecommunications market and the decrease in shipments to a major customer while we continue to work to resolve changes to their approval processes relating to product development and production.

     Cost of Sales

     Cost of sales consists of component and material costs, direct labor costs, warranty costs, overhead related to manufacturing our products and customer support costs. Cost of sales decreased $4.4 million to $2.1 million for the three months ended March 31, 2001 from $6.5 million for the three months ended March 31, 2000. Gross margins were negative 299.6% in the three months ended March 31, 2001 and negative 3.1% for the three months ended March 31, 2000. The decrease in cost of sales and the decline in gross margin as a percentage of sales were attributable primarily to decreased shipments of our products and the impact of overhead costs incurred on lower production volume. The decrease was partially offset by a reduction in overhead costs of approximately $417,000.

     Research and Development Expenses

     Research and development expenses consist primarily of personnel and related costs associated with our product development efforts. These include costs for development of products and components, test equipment and related facilities. Gross research and development expenses were $2.0 million for the three months ended March 31, 2001 and 2000. Research and development costs were partially offset by customer funding of $36,000 and $357,000 for the three months ended March 31, 2001 and 2000, respectively. Net of customer reimbursements, our research and development expenses increased 18.5% to $2.0 million in the three months ended March 31, 2001 from $1.7 million for the three months ended March 31, 2000, as we continued to allocate significant resources for the development of new products.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses consist primarily of employee salaries and associated costs for selling, marketing, customer support, information systems, finance, legal, and administration. Selling, general and administrative expenses decreased 6.3% to $2.0 million for the three months ended March 31, 2001 from $2.1 million for the three months ended March 31, 2000. The decrease was due primarily to a decrease of $135,000 in costs related to recruiting and hiring additional personnel.

     Other Income (Expense)

     Other income (expense) consists of interest earned on cash and marketable securities offset by interest expense on debt and capital lease obligations and miscellaneous non-operating expenses. Total other income (expense) increased to $448,000 in income for the three months ended March 31, 2001 from $424,000 in income for the three months ended March 31, 2000. Interest expense decreased to $176,000 for the three months ended March 31, 2001 from $187,000 for the three months ended March 31, 2000. Interest and other income increased to $624,000 for the three months ended March 31, 2001 from $611,000 for the same period in 2000 primarily due to an increase in the average daily cash balance subsequent to our initial public offering in February 2000.

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

     At March 31, 2001, we had cash and cash equivalents of $22.9 million (including restricted cash of $1.0 million - see Note 2 to Financial Statements) and marketable securities of $11.5 million. Cash equivalents included an unrealized loss of $625,000 due to the decline in market value of an investment in commercial paper issued by Pacific Gas & Electric (see Note 8 to Financial Statements).

     The decrease in accounts receivable to $1.6 million at March 31, 2001 from $2.8 million at December 31, 2000 reflects the decline in revenue for the three months ended March 31, 2001. The decrease in accounts payable to $4.3 million at March 31, 2001 from $8.2 million at December 31, 2000 reflects the reduction of inventory procurement due to the decrease in production and sales of our point-to-multipoint broadband wireless access equipment.

     At March 31, 2001, we had approximately $1.6 million in long-term debt, of which $225,000 is due through June 2003 with an interest rate of 10% and $1,385,000 is due through November 2003 with an interest rate of 12%.

     At March 31, 2001, we had approximately $4.4 million in capital lease obligations, which are due through January 2005.

     Cash utilized in operating activities in the three months ended March 31, 2001 was $5.8 million compared to $8.7 million for the same period in 2000. For the three months ended March 31, 2001, cash used in operating activities has primarily represented funding of our net losses and payments of outstanding accounts payable and vendor commitments. For the three months ended March 31, 2000, cash used in operating activities primarily represented funding of our net losses and inventory build to meet expected production requirements.

     Cash provided by investing activities for the three months ended March 31, 2001 was $974,000 compared to cash utilized of $14.7 million for the same period in 2000. In the three months ended March 31, 2001 these amounts related primarily to the purchase and sale of marketable securities. In the three months ended March 31, 2000, these amounts related primarily to the purchase of equipment used in our manufacturing and research and development activities and the purchase of marketable securities.

     Cash utilized by financing activities in the three months ended March 31, 2001 was $1.1 million compared to cash provided of $71.3 million for the same period in 2000. The financing activities for the three months ended March 31, 2001 consisted primarily of the proceeds from equipment lease financing less payments on capital lease obligations and long term debt. The financing activities for the three months ended March 31, 2000 consisted primarily of the proceeds from our initial public offering.

     Our future cash requirements will depend upon a number of factors, including the timing and level of research and development activities and sales and marketing campaigns, and our ability to significantly increase our sales orders and manufacturing volumes and improve our gross margin. We believe that our cash and marketable securities balances at March 31, 2001 will provide sufficient capital to fund our operations for at least 12 months. Thereafter, we may require additional capital to fund our operations. In addition, from time to time we evaluate opportunities to acquire complementary technologies or companies. Should we identify any of these opportunities, we may need to raise additional capital to fund the acquisitions and our operations. There can be no assurance that financing will be available to us on favorable terms or at all.

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

     As of March 31, 2001, we had cash and cash equivalents of $22.9 million. Substantially all of these amounts consisted of highly liquid investments with remaining maturities at the date of purchase of less than 90 days

(see Note 8 to Financial Statements). As of March 31, 2001, we had marketable securities of $11.5 million which consisted of municipal and government bonds with maturities through September 2001. These investments are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the March 31, 2001 rates would cause the fair value of these short-term investments to decline by an insignificant amount. Due to the short duration of these investments, an immediate increase in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time will, however, reduce our interest income.

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

     In addition to other factors and matters discussed elsewhere in this Form 10-Q, in our other periodic reports and filings made from time to time with the Securities and Exchange Commission, and in our other public statements from time to time (including, without limitation, our press releases), some of the important factors that, in our view, could cause actual results to differ materially from those expressed, anticipated or implied in the forward-looking statements include, without limitation, our unsettled relationship with our largest customer Alcatel; dependence on a limited number of customers; our having limited capital; our inability to predict the date of our profitability; the expected fluctuation in our quarterly results; the expected volatility in our stock price; difficulties in attracting and retaining qualified personnel; our dependence on key personnel; our reliance on third-party suppliers; difficulties in achieving product improvements; difficulties in developing new products (such as our contemplated Virtual Fiber Radio/TM/ and point-to-point radio frequency products); difficulties in entering new business lines; delays in development or manufacture of products; difficulties in estimating costs of products; our recent focus on our current business; inability to protect our proprietary technology; intellectual property infringement claims; warranty and product liability claims; failure of our customers to sell broadband wireless access solutions that include our products; difficulties in network service providers obtaining sufficient funding; developments and changes in this new industry and its growth; availability and success of competing access technologies; general competition in the broadband wireless access industry; difficulties in complying with existing governmental regulations and developments or changes in governmental regulation; dependence on third-party manufacturers; risks associated with foreign sales such as currency and political risk; investment risk resulting in the decrease in value of our investments; difficulties in collecting our accounts receivable; future stock sales by our current stockholders, including our directors and management; effect of our anti-takeover defenses; and risks associated with any acquisitions or investments we may make. These and other risks and uncertainties are described in more detail in our annual report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Disclosures about Market Risk.


                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

     We are subject to potential liability under contractual and other matters and various claims and legal actions which are pending or may be asserted. These matters arise in the ordinary course and conduct of our business. While the outcome of all of the pending and potential claims and legal actions against us cannot be forecast with certainty, we believe that such matters should not result in any liability which would have a material adverse effect on our business.

Item 2. Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

     The Company has not issued or sold any unregistered securities in the three months ended March 31, 2001.

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

     The Company received approximately $71.1 million of net proceeds from the offering. Those net proceeds will be used for working capital and for general corporate purposes. Pending such uses, the net proceeds have been invested in short-term, interest-bearing, investment grade securities or direct or guaranteed obligations of the U.S. government. From the time of receipt through March 31, 2001, the Company has applied $36.7 million of the net proceeds from the offering toward working capital, financing capital expenditures, and funding operating losses.

Item 6. Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            Telaxis Communications Corporation



Date:  May 14, 2001         By:             /s/ Dennis C. Stempel
                                 ----------------------------------------------
                                              Dennis C. Stempel,
                                 Chief Financial Officer, Principal Financial
                                 Officer, Principal Accounting Officer and Duly Authorized Officer