Form 10-Q
period 2001-03-30
TELAXIS COMMUNICATIONS CORP
filed 2001-08-10
CIK 712511

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

                        Commission File Number 000-29053

                       TELAXIS COMMUNICATIONS CORPORATION

             (Exact name of registrant as specified in its charter)

                 MASSACHUSETTS                                04-2751645
(State or other jurisdiction of incorporation             (I.R.S. Employer
or organization)                                           Identification No.)

                            20 INDUSTRIAL DRIVE EAST
                            SOUTH DEERFIELD, MA 01373
                    (Address of principal executive offices)

                                 (413) 665-8551
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 31, 2001, there were 16,743,198 shares of the registrant's common stock outstanding.

                                      INDEX


                                                                       PAGE NO.
                                                                       --------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data....................... 2

            Condensed Balance Sheets as of June 30, 2001 and
             December 31, 2000.............................................3

            Condensed Statements of Operations for the three months
             and six months ended June 30, 2001 and 2000...................4

            Condensed Statement of Changes in Stockholders' Equity for
             the six months ended June 30, 2001............................5

            Condensed Statements of Cash Flows for the six months
             ended June 30, 2001 and 2000..................................6

            Notes to Financial Statements..................................7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations..........................................11

Item 3. Quantitative and Qualitative Disclosures About Market Risk.........17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings..................................................17

Item 2. Changes in Securities and Use of Proceeds..........................17

Item 4. Submission of Matters to a Vote of Security Holders................18

Item 6. Exhibits and Reports on Form 8-K...................................19

SIGNATURES 19

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


Item 1.  Financial Statements and Supplementary Data.


                          INDEX TO FINANCIAL STATEMENTS

                                                                    Page
                                                                  ---------
Condensed Balance Sheets.....................................         3
Condensed Statements of Operations...........................         4
Condensed Statement of Changes in Stockholders' Equity.......         5
Condensed Statements of Cash Flows...........................         6
Notes to Financial Statements ...............................         7

                       TELAXIS COMMUNICATIONS CORPORATION
                            CONDENSED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                                    June 30,      December 31,
                                                                                                      2001            2000
                                                                                                   -----------      --------
                                                                                                   (unaudited)
Assets
Current assets
         Cash and cash equivalents                                                                   $ 25,782       $ 27,865
         Restricted cash                                                                                1,000             --
         Marketable securities                                                                          3,979         13,158
         Trade accounts receivable, less allowance for doubtful accounts ($200 in 2001 and $250
          in 2000)                                                                                      1,011          2,836
         Other accounts receivable                                                                         90            297
         Inventories                                                                                    7,733          7,838
         Other current assets                                                                             447            486
                                                                                                     --------       --------

                  Total current assets                                                                 40,042         52,480
Property, plant and equipment, net                                                                     10,964         12,751
Intangible assets, net of accumulated amortization                                                        176            198
Other assets                                                                                               80            109
                                                                                                     --------       --------

                  Total assets                                                                       $ 51,262       $ 65,538
                                                                                                     ========       ========

Liabilities and Stockholders' Equity
Current liabilities
         Accounts payable                                                                            $  3,428       $  8,156
         Customer prepayments                                                                             180            218
         Accrued expenses                                                                               1,700          1,770
         Current maturities of long-term debt                                                             534            507
         Current maturities of capital lease obligations                                                2,030          1,563
                                                                                                     --------       --------

                  Total current liabilities                                                             7,872         12,214
Long-term debt                                                                                            906          1,180
Capital lease obligations                                                                               1,851          2,045
                                                                                                     --------       --------

                  Total liabilities                                                                    10,629         15,439
                                                                                                     --------       --------

Stockholders' Equity                                                                                       --             --
Preferred stock, $.01 par value; authorized 4,500,000 shares in 2001 and 2000; none issued
Common stock, $.01 par value; authorized 100,000,000 shares in 2001 and 2000; issued and
outstanding 16,743,198 shares in 2001 (16,734,673 shares in 2000)                                         167            167
Additional paid-in capital                                                                            124,711        124,740
Notes receivable                                                                                         (285)          (331)
Deferred stock compensation                                                                               (99)          (159)
Accumulated comprehensive income                                                                            2             --
Accumulated deficit                                                                                   (83,863)       (74,318)
                                                                                                     --------       --------

                  Total stockholders' equity                                                           40,633         50,099
                                                                                                     --------       --------

                  Total liabilities and stockholders' equity                                         $ 51,262       $ 65,538
                                                                                                     ========       ========


The accompanying notes are an integral part of these financial statements.

                       TELAXIS COMMUNICATIONS CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                   Three months ended June 30,     Six months ended June 30,
                                                                  -----------------------------   ----------------------------
                                                                     2001          2000              2001           2000
                                                                   --------      ---------         --------       --------
                                                                 (unaudited)    (unaudited)       (unaudited)    (unaudited)
Sales                                                              $    968       $  8,731         $  1,490       $ 15,047
Cost of sales                                                         2,137          8,543            4,223         15,057
                                                                   --------       --------         --------       --------

Gross margin (loss)                                                  (1,169)           188           (2,733)           (10)
Operating expenses
         Research and development, net                                1,832          2,799            3,827          4,482
         Selling, general and administrative                          1,724          2,756            3,716          4,882
                                                                   --------       --------         --------       --------

              Total operating expenses                                3,556          5,555            7,543          9,364
                                                                   --------       --------         --------       --------

Operating loss                                                       (4,725)        (5,367)         (10,276)        (9,374)
                                                                   --------       --------         --------       --------

Other income (expense)
         Interest and other expense                                    (144)          (203)            (320)          (390)
         Interest and other income                                      427          1,001            1,051          1,612
                                                                   --------       --------         --------       --------

              Total other income                                        283            798              731          1,222
                                                                   --------       --------         --------       --------

Loss from continuing operations before income taxes                  (4,442)        (4,569)          (9,545)        (8,152)
Income taxes                                                             --             --               --             --
                                                                   --------       --------         --------       --------

Loss from continuing operations                                      (4,442)        (4,569)          (9,545)        (8,152)
                                                                   --------       --------         --------       --------

Discontinued operations:
     Income (loss) on disposition of MMWP
     segment including stock compensation
     expense of $2.8 million in 2000                                     --            496               --         (2,352)
                                                                   --------       --------         --------       --------

Income (loss) from discontinued operations                               --            496               --         (2,352)
                                                                   --------       --------         --------       --------

Net loss                                                           $ (4,442)      $ (4,073)        $ (9,545)      $(10,504)
                                                                   ========       ========         ========       ========

Basic and diluted earnings (loss) per share from:
         Continuing operations                                     $  (0.27)      $  (0.28)        $  (0.57)      $  (0.63)
                                                                   ========       ========         ========       ========

         Discontinued operations                                   $     --       $    .03         $     --       $  (0.18)
                                                                   ========       ========         ========       ========

         Net loss                                                  $  (0.27)      $  (0.25)        $  (0.57)      $  (0.81)
                                                                   ========       ========         ========       ========

Shares used in computing basic and diluted
earnings (loss) per share                                            16,743         16,283           16,741         13,011
                                                                   ========       ========         ========       ========


The accompanying notes are an integral part of these financial statements.

                       TELAXIS COMMUNICATIONS CORPORATION
             CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                        (in thousands, except share data)
                                   (unaudited)

                                            Comprehensive   Accumulated         Common Stock             Additional
                                               Income      Comprehensive ---------------------------      Paid-in       Notes
                                               (Loss)         Income       Shares          Amount         Capital     Receivable
                                            -------------  ------------- ---------------------------   ------------  -------------

Balances, January 1, 2001..............                       $     --   16,734,673   $      167       $  124,740     $     (331)
Exercise of common stock
 options...............................                             --        8,525           --                8             --

Amortization of deferred
 stock compensation....................                             --           --           --               --             --
Other                                                               --           --           --              (37)            46
Net loss...............................          $ (9,545)          --           --           --               --             --
Other comprehensive income
     from unrealized gain on
     investments.......................                 2            2           --           --               --             --
                                               ----------
Comprehensive income
(loss).................................          $ (9,543)
                                               ==========   ----------   ----------   ----------       ----------     ----------



Balances, June 30, 2001.......                                $      2   16,743,198   $      167       $  124,711     $     (285)
                                                            ==========   ==========  ===========      ===========    ===========



                                               Deferred
                                                Stock         Accumulated
                                             Compensation       Deficit         Total
                                             -------------   -------------   -----------

Balances, January 1, 2001..............     $     (159)      $  (74,318)      $   50,099
Exercise of common stock
 options...............................               --               --             8

Amortization of deferred
 stock compensation....................               23               --            23
Other                                                 37               --            46
Net loss...............................               --           (9,545)       (9,545)
Other comprehensive income
     from unrealized gain on
     investments.......................               --               --             2

Comprehensive income
(loss).................................
                                              ----------       ----------    ----------



Balances, June 30, 2001.......                $      (99)      $  (83,863)   $   40,633
                                             ===========      ===========   ===========



The accompanying notes are an integral part of these financial statements.

                       TELAXIS COMMUNICATIONS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                          Six months ended June 30,
                                                                                        ----------------------------
                                                                                            2001           2000
                                                                                         ----------     ----------
                                                                                        (unaudited)     (unaudited)
Cash flows from operating activities
     Net loss ......................................................................      $ (9,545)      $(10,504)
     Adjustments to reconcile net loss to net cash utilized by operating activities:
         Depreciation and amortization .............................................         2,258          1,522
         Gain on disposition of MMWP segment .......................................            --           (496)
         Non-cash compensation expense .............................................            23          3,140
         Changes in assets and liabilities
              Trade accounts receivable ............................................         1,825         (5,485)
              Other accounts receivable ............................................           207             --
              Inventories ..........................................................           105        (12,001)
              Other current assets .................................................            39         (2,298)
              Accounts payable and accrued expenses ................................        (4,087)         5,143
              Customer prepayments .................................................           (38)            24
                                                                                          --------       --------

              Net cash utilized by operating activities ............................        (9,213)       (20,955)
                                                                                          --------       --------

Cash flows from investing activities
     Purchase of marketable securities .............................................       (12,650)       (20,898)
     Sale of marketable securities .................................................        21,831             --
     Proceeds from sale of discontinued operations .................................            --          1,990
     Additions to property and equipment ...........................................          (343)        (3,900)
     Reduction to other assets .....................................................            29              8
                                                                                          --------       --------

              Net cash provided (utilized) by investing activities .................         8,867        (22,800)
                                                                                          --------       --------

Cash flows from financing activities
     Repayment of line of credit ...................................................            --           (500)
     Transfer of restricted cash ...................................................        (1,000)            --
     Proceeds from sale/leaseback transaction.......................................           569             --
     Repayments of long-term debt and capital lease obligations ....................        (1,360)        (1,205)
     Issuance of common stock upon exercise of options and warrants ................             8            468
     Sale of common stock ..........................................................            --         78,200
     Stock issuance costs ..........................................................            --         (6,330)
     Repayments of notes receivable ................................................            46             --
                                                                                          --------       --------

              Net cash (utilized) provided by financing activities .................        (1,737)        70,633
                                                                                          --------       --------

Net (decrease) increase in cash and cash equivalents ...............................        (2,083)        26,878
Cash and cash equivalents at beginning of period ...................................        27,865          6,603
                                                                                          --------       --------

Cash and cash equivalents at end of period .........................................      $ 25,782       $ 33,481
                                                                                          ========       ========

Supplemental disclosure of cash flow information
  Non-cash investing and financing activities:
         Equipment acquired under capital lease agreement ..........................      $     96       $  3,181
         Conversion of redeemable preferred stock ..................................            --         47,793
         Notes received for issuance of common stock ...............................            --             67
         Unrealized gain on investments ............................................             2             --

The accompanying notes are an integral part of these financial statements.

                       TELAXIS COMMUNICATIONS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


1.                Summary of Significant Accounting Policies

         Basis of Presentation

                  The financial information as of June 30, 2001 and for the three months and six months ended June 30, 2001 and 2000 is unaudited. In the opinion of management, such interim financial information includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the financial statements and footnotes as of and for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for any future period.


         Marketable Securities

                  The Company has invested the proceeds from our initial public offering in accordance with our corporate cash management policy. Marketable securities are carried at cost plus accrued interest, which approximates fair value. Investments are placed in instruments with institutions that have "Investment Grade" ratings or better. The Company's investments consist of obligations secured by government agencies. At June 30, 2001, all of the Company's marketable securities, valued at $4.0 million, mature within twelve months.


         Intangible Assets

                  Intangible assets are recorded at cost and are amortized using the straight-line method over their expected useful life, which is five years.


         Reclassification

                  Certain prior year amounts have been reclassified to conform to the current year's presentation.


2.                Restricted Cash

                  At June 30, 2001, the Company had $1.0 million of restricted cash classified as a current asset. The cash is held in escrow pending resolution of a supplier claim arising from the ordinary course of business. The claim was resolved in July 2001. (See Note 10)


3.                Inventories

                  Inventories are stated at the lower of cost or market and consist of the following (in thousands):

                                                   June 30,       December 31,
                                                     2001             2000
                                                --------------    ------------
                                                  (unaudited)
                  Finished goods................$        564      $      1,405
                  Parts and subassemblies.......       6,693             4,960
                  Work-in process...............         476             1,473
                                                --------------    ------------
                                                $      7,733      $      7,838
                                                ==============    ============

4.                Property, Plant and Equipment

                  Property, plant and equipment consist of the following (in thousands):

                                                                             June 30,       December 31,
                                                                               2001            2000
                                                                         ----------------   ----------
                                                                           (unaudited)
                  Machinery and equipment..............................  $     14,929       $ 15,241
                  Furniture and fixtures...............................           827            820
                  Leasehold improvements...............................         2,160          2,117
                  Equipment under capital leases.......................         8,000          7,335
                                                                         ------------       ----------

                                                                               25,916         25,513
                  Less accumulated depreciation and amortization.......       (14,952)       (12,762)
                                                                        -------------       ----------
                                                                         $     10,964       $ 12,751
                                                                        =============       ==========

                  The net book value of equipment under capital leases was approximately $3,539,000 and $3,728,000 at June 30, 2001 and December 31, 2000,
respectively.

                  Depreciation expense for the six months ended June 30, 2001 and 2000 was $2,226,000 and $1,444,000, respectively.


5.                Earnings Per Share

                  Earnings per share has been computed by dividing the loss from continuing operations, income (loss) from discontinued operations and net loss by the weighted average common shares outstanding. No effect has been given to the future exercise of common stock options and stock warrants, since the effect would be antidilutive for all reporting periods. (amounts in thousands except per share amounts).

                                                                                  Three months ended          Six months ended
                                                                                       June 30,                   June 30,
                                                                                     (unaudited)                 (unaudited)
                                                                               ------------------------  --------------------------
                                                                                  2001          2000          2001           2000
                                                                               ------------------------  --------------------------
Historical:
      Loss from continuing operations ......................................   $  (4,442)    $ (4,569)      $ (9,545)      $ (8,152)
                                                                               =========     ========       ========       ========

      Weighted average shares of common stock outstanding ..................      16,743       16,283         16,741         13,011
                                                                               =========     ========       ========       ========

      Basic and diluted loss per share from continuing operations ..........   $   (0.27)    $  (0.28)      $  (0.57)      $  (0.63)
                                                                               =========     ========       ========       ========

      Income (loss) from discontinued operations ...........................   $      --     $    496       $     --       $ (2,352)
                                                                               =========     ========       ========       ========

      Weighted average shares of common stock outstanding ..................      16,743       16,283         16,741         13,011
                                                                               =========     ========       ========       ========

      Basic and diluted income (loss) per share from discontinued operations
                                                                               $      --     $   0.03       $     --       $  (0.18)
                                                                               =========     ========       ========       ========

      Net loss .............................................................   $  (4,442)    $ (4,073)      $ (9,545)      $(10,504)
                                                                               =========     ========       ========       ========

      Weighted average shares of common stock outstanding ..................      16,743       16,283         16,741         13,011
                                                                               =========     ========       ========       ========

      Basic and diluted net loss per share .................................   $   (0.27)    $  (0.25)      $  (0.57)      $  (0.81)
                                                                               =========     ========       ========       ========


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

                  As a result of the sale, the Company received cash proceeds of $2.0 million and a subordinated note for $1.2 million with interest on the principal at 12%. The principal is payable in five equal semi-annual payments of $50,000 beginning on July 1, 2002 through July 1, 2004. On December 31, 2004, the entire remaining principal balance of $960,000 plus accrued interest is due. Interest is payable semi-annually on the first days of January and July of each year during the term of the note, and interest payments commenced on July 1, 2000. The Company has fully reserved this subordinated note. For the six months ended June 30, 2000, the Company recorded stock compensation expense of $2.8 million as a result of accelerated vesting of incentive stock options for employees who left the Company and were hired by Millitech LLC, and a gain on disposition of approximately $438,000 as a result of reassessing the net realizable value of certain assets and liabilities related to the divestiture.

                  Sales for the MMWP segment were $0 for the three months ended June 30, 2001 and 2000 and $0 and $770,000 for the six months ended June 30, 2001 and 2000, respectively.


7.                Accrued Expenses

                  Accrued expenses consist of the following (in thousands):

                                                                       June 30,     December 31,
                                                                      -----------   -----------
                                                                          2001         2000
                                                                      -----------   -----------
                                                                      (unaudited)
            Accrued payroll, commissions and related expenses.......  $    805       $  1,071
            Accrued warranty expense................................       412            412
            Accrued contract costs..................................       279             --
            Deferred revenue........................................        --             94
            Other accrued expenses..................................       204            193
                                                                     ---------      -----------
                                                                      $  1,700       $  1,770
                                                                     =========      ===========



8.                Stockholder Rights Plan.

                  On May 16, 2001, the Board of Directors of the Company (the "Board") approved a stockholder rights plan (the "Plan"). As part of the Plan, on May 16, 2001 the Company declared a dividend of one preferred stock purchase right ("Right") for each outstanding share of Common Stock to stockholders of record as of May 31, 2001. Each Right entitles the holder to buy one one-thousandth (1/1000) of a share of a new series of preferred stock at an exercise price of $10, subject to adjustment. If a person or group acquires 15 percent or more of the Company's outstanding common stock, holders of the Rights (other than the acquiring person or group) will be able to purchase, in exchange for the purchase price, the preferred stock equivalent to shares of the Company's common stock having a market value of twice the purchase price. In the event of a subsequent merger or other acquisition of the Company, holders of Rights (other than the acquiring person or group) may acquire, upon payment of the purchase price, shares of the acquiring entity (or an affiliate) having a value of twice the purchase price. The rights will expire on May 18, 2011 unless earlier redeemed by the Company. Holders who, as of May 18, 2001, hold 15 percent or more of the Company's common stock will not trigger the rights unless they exceed an ownership level equal to the percentage of the Company's common stock beneficially owned by that person on May 18, 2001 plus 1 percent of the Company's common stock outstanding on May 18, 2001.

9.                Litigation

                  In June 2001, two purported securities class action lawsuits were filed against the Company in the U.S. District Court for the Southern District of New York. The complaints also name one or more of the Company's underwriters in the Company's initial public offering and certain officers of the Company. The complaints allege violations of the federal securities laws regarding statements in the Company's initial public offering registration statement concerning the underwriters' activities in connection with the underwriting of the offering of the Company's shares to the public. The actions seek rescission of the plaintiff's alleged purchases of Company stock and other damages and costs associated with the litigation. The Company and its officers deny any liability and intend to vigorously defend the allegations against them. No provision for any estimated loss is reflected in the accompanying financial statements. While the Company cannot predict the outcome of these actions, the Company believes that the final result of these actions will have no material effect on its financial condition, results of operations or cash flows.


10.               Subsequent Events

         Litigation

                  On July 11, 2001 an additional purported securities class action lawsuit was filed against the Company in the U.S. District Court for the Southern District of New York. This compliant alleges violations of federal securities laws and seeks remedies similar to the two complaints filed in June 2001 (See Note 9). The complaint also names certain of the Company's underwriters in the Company's initial offering and certain officers and directors of the Company. The Company and its officers and directors deny any liability and intend to vigorously defend the allegations against them. No provision for any estimated loss is reflected in the accompanying financial statements. While the Company cannot predict the outcome of this action, the Company believes that the final result of this action will have no material effect on its financial condition, results of operations or cash flows.

                  On July 26, 2001, the Company filed a lawsuit against a customer asserting that the customer has failed to honor various contractual obligations and commitments made to the Company. The Company is seeking monetary damages and recovery of court costs and expenses. This action is at an early stage, and accordingly the Company cannot predict the outcome of this action.

         Amendment to Escrow Agreement

                  On July 31, 2001, the Company resolved a supplier claim and amended the corresponding escrow agreement relating to this claim. As of June 30, 2001, pending resolution of this claim, the Company had $1,000,000 in an escrow account that was recorded as restricted cash. The resolution of the claim provided for the disbursement of $338,463 as initial payment to the supplier, the disbursement of $323,073 to the Company, and the remaining $338,464 to be disbursed to the supplier upon completion of certain actions.

         Exit of ODU Product Line

                  On July 17, 2001, the Company's Board of Directors approved the Company's plan to exit its point-to-multipoint outdoor unit product line. In connection with this decision, the Company is taking actions during the remainder of 2001 to restructure its operations and is currently analyzing alternative exit plans for this product line. The effect of the adopted plan on the Company's financial condition, results of operations or cash flows cannot currently be estimated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

                  We develop and supply broadband wireless access products used by network service providers to deliver integrated voice, video and data services to business and residential customers. Our Virtual Fiber RadioTM (VFR) product family is being developed to enable direct fiber optic connection to wireless transceiver units and transparently transmit fiber optic signals over a wireless link without use of conventional modems. Taking advantage of our high-frequency millimeter-wave expertise, the VFR product family is being developed to use large amounts of unallocated spectrum above 40 gigahertz (GHz) to provide data rates of OC-3 (155 megabits per second (Mbps)), OC-12 (622
Mbps), and higher.

                  We commenced operations in 1982 and had derived the significant majority of our sales from our millimeter-wave products business segment prior to 1999. Millimeter waves are electromagnetic waves having wavelengths between one and ten millimeters. In August 1999, we adopted a plan to focus all of our resources on our broadband point-to-multipoint wireless access business segment and to dispose of the millimeter-wave products segment. We decided to dispose of this segment because it would have required us to reallocate financial and management resources from the more attractive broadband point-to-multipoint wireless access business segment. The segment was sold on February 8, 2000. As a result, we have presented the operations of the millimeter-wave products segment as a discontinued operation in our financial statements. The following management's discussion and analysis focuses on our broadband wireless access business.

                  Our first prototype broadband point-to-multipoint wireless access equipment was evaluated in a trial in 1995. Before receiving our first volume order for equipment in June 1999, virtually all of our shipments of products were for site demonstrations and initial commercial deployments.

                  Our launch customer for our point-to-multipoint outdoor unit
(ODU) product line was Newbridge Networks, which has since been acquired by Alcatel. In late 1999 and early 2000, the market for these products was growing rapidly. However, a variety of factors (such as capital market weakness, uncertainty created by the Alcatel acquisition of Newbridge, and equipment cost) caused the demand for these products to decrease for us and generally across the industry. This decrease in demand created difficulties for our point-to-multipoint business model. The success of this model depended on the ability to produce low-cost customer premises equipment (CPEs) designed for automated assembly and testing. In turn, the ability to produce low-cost CPEs is largely a function of high volumes. Without the commitment to high volumes from customers, it became difficult to achieve the cost targets we believe are necessary for a point-to-multipoint ODU business model to succeed. Therefore, we began addressing more attractive market segments. One segment was point-to-point ODUs. The primary difference is that the amount of data transmitted over these products is typically much higher than that transmitted over point-to-multipoint ODUs. We planned to apply our experience in point-to-multipoint ODU production to address the point-to-point ODU market. However, the demand for these point-to-point ODUs also declined.

                  During the same time, we began developing the VFR. This product family has the capability to deliver higher performance than traditional millimeter-wave radios with a simpler design by using the large amounts of unallocated spectrum above 40 GHz. We are developing several versions of the VFR to address different market opportunities. The initial prototype, operating at 60 GHz, has been built and has demonstrated a data rate of 622 Mbps. We are simplifying our initial prototype and incorporating our patented antenna technology. The resulting improved prototype is expected to be available for Beta site trials in the fourth quarter of 2001 and for production in 2002.

                  As part of the decision to focus on the VFR product line, we have decided to exit the point-to-multipoint ODU product line.

                  For the three months and six months ended June 30, 2001, 100% and approximately 99.6% of our sales, respectively, were to a customer located in Canada. For both the three months and six months ended June 30, 2000, approximately 93% of our sales were to a customer located in Canada, and 7% of our sales were to customers located in the United States and Korea. We expect that sales to customers located outside the United States will continue to be significant.

Result of Operations

                  The following table provides continuing operations data as a percentage of sales for the periods presented. The percentages may not add due to rounding.


                                                               Three Months Ended    Six Months Ended
                                                                    June 30,             June 30,
                                                                  (unaudited)          (unaudited)
                                                              --------------------  --------------------
                                                                2001        2000      2001        2000
                                                              --------   ---------  ---------   --------
Sales.......................................................    100.0%     100.0%     100.0%     100.0%
Cost of sales...............................................    220.8       97.8      283.4      100.1
                                                              ---------  ---------  ---------   --------

Gross margin (loss).........................................   (120.8)       2.2     (183.4)    (0.1)
Operating expenses
       Research and development, net........................    189.3       32.1      256.8       29.8
       Selling, general and administrative..................    178.1       31.6      249.4       32.4
                                                              ---------  ---------  ---------   --------

           Total operating expenses.........................    367.4       63.6      506.2       62.2
                                                              ---------  ---------  ---------   --------

Operating loss..............................................   (488.1)     (61.5)    (689.7)     (62.3)
Other income (expense)......................................     29.2        9.1       49.1        8.1
                                                              ---------  ---------  ---------   --------

Loss from continuing operations before income taxes.........   (458.9)     (52.3)    (640.6)     (54.2)
Income taxes................................................     (0.0)      (0.0)      (0.0)      (0.0)
                                                              ---------  ---------  ---------   --------

Loss from continuing operations.............................   (458.9)%    (52.3)%   (640.6)%    (54.2)%
                                                              =========  =========  =========   ========



Three Months and Six Months Ended June 30, 2001 and 2000

         Sales

                  Sales decreased $7.8 million to $968,000 for the three months ended June 30, 2001 from $8.7 million for the three months ended June 30, 2000. Unit shipments decreased to 333 for the three months ended June 30, 2001 from 4,856 for the three months ended June 30, 2000. Sales decreased $13.6 million to $1.5 million for the six months ended June 30, 2001 from $15.0 million for the six months ended June 30, 2000. The decrease in unit shipments and revenue is a result of the weakness in the overall broadband wireless telecommunications market and the decrease in shipments to a major customer.


         Cost of Sales

                  Cost of sales consists of component and material costs, direct labor costs, warranty costs, overhead related to manufacturing our products and customer support costs. Cost of sales decreased $6.4 million to $2.1 million for the three months ended June 30, 2001 from $8.5 million for the three months ended June 30, 2000. Cost of sales decreased $10.8 million to $4.2 million for the six months ended June 30, 2001 from $15.1 million for the six months ended June 30, 2000. Gross margins were negative 120.8% in the three months ended June 30, 2001 and positive 2.2% in the three months ended June 30, 2000. Gross margins were negative 183.4% for the six months ended June 30, 2001 and negative 0.1% for the six months ended June 30, 2000. The decrease in cost of sales and the decline in gross margin as a percentage of sales for all comparative periods was attributable primarily to decreased shipments of our products and the impact of overhead costs incurred on significantly lower production volumes. The decrease was partially offset by a reduction in year-to-date overhead costs of approximately $2.0 million.

         Research and Development Expenses

                  Research and development expenses consist primarily of personnel, material and related costs associated with our product development efforts. These include costs for development of products and components, test equipment and related facilities. Gross research and development expenses decreased 32.4% to $2.1 million in the three months ended June 30, 2001 from $3.1 million in the three months ended June 30, 2000. Gross research and development expenses decreased 15.4% to $4.1 million for the six months ended June 30, 2001 from $4.8 million for the six months ended June 30, 2000. Research and development costs were partially offset by customer funding of $229,000 and $252,000 for the three months ended June 30, 2001 and 2000, respectively. Customer funding was $266,000 and $356,000 for the six months ended June 30, 2001 and 2000, respectively. Net of customer reimbursements, our research and development expenses decreased 34.5% to $1.8 million in the three months ended June 30, 2001 from $2.8 million for the three months ended June 30, 2000. Net research and development costs decreased 14.6% to $3.8 million for the six months ended June 30, 2001 from $4.5 million for the six months ended June 30, 2000. The reductions in both comparative periods were attributed to reductions in personnel and material as we significantly scaled back our development efforts for the point-to-multipoint ODU product line.


         Selling, General and Administrative Expenses

                  Selling, general and administrative expenses consist primarily of employee salaries and associated costs for selling, marketing, customer support, information systems, finance, legal, and administration. Selling, general and administrative expenses decreased 37.5% to $1.7 million for the three months ended June 30, 2001 from $2.8 million for the three months ended June 30, 2000. Selling, general and administrative expenses decreased 23.9% to $3.7 million for the six months ended June 30, 2001 from $4.9 million for the six months ended June 30, 2000. These decreases were due primarily to decreases in costs related to recruiting and hiring additional personnel, temporary support labor, and payroll and benefits due to reduced staffing.


         Other Income (Expense)

                  Other income (expense) consists of interest and dividends earned on cash and marketable securities offset by interest expense on debt and capital lease obligations and miscellaneous non-operating expenses. Total other income decreased to $283,000 for the three months ended June 30, 2001 from $798,000 for the three months ended June 30, 2000. Total other income decreased to $731,000 for the six months ended June 30, 2001 from $1.2 million for the six months ended June 30, 2000. Interest expense for the three months ended June 30, 2001 was $142,000 compared to $203,000 for the three months ended June 30, 2000 and $317,000 for the six months ended June 30, 2001 compared to $390,000 for the six months ended June 30, 2000. The decreases in interest expense were due to reductions in long-term debt and capital lease obligations. Interest and dividend income decreased to 427,000 for the three months ended June 30, 2001 from $1.0 million for the three months ended June 30, 2000. Interest and dividend income decreased to $1.0 million for the six months ended June 30, 2001 from $1.6 million for the six months ended June 30, 2000. The decreases in interest income were a result of the decrease in the invested cash and marketable securities balances.


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

                  At June 30, 2001, we had cash and cash equivalents of $26.8 million (including restricted cash of $1.0 million-see Note 2 and Note 10 to Financial Statements) and marketable securities of $4.0 million. The cash equivalents balance included recovery of an unrealized loss of $625,000 recorded in our cash equivalents balance as of March 31, 2001, relating to a decline in market value of an investment in commercial paper issued by Pacific Gas & Electric.

                  The decrease in accounts receivable to $1.0 million at June 30, 2001 from $2.8 million at December 31, 2000 reflects the decline in revenue for the three and six months ended June 30, 2001. The decrease in accounts payable to $3.4 million at June 30, 2001 from $8.2 million at December 31, 2000 reflects the reduction of inventory procurement due to the decrease in production and sales of our point-to-multipoint broadband wireless access equipment.

                  At June 30, 2001, we had approximately $1.4 million in long-term debt, of which $200,000 is due through June 2003 with an interest rate of 10% and $1.2 million is due through November 2003 with an interest rate of 12%.

                  At June 30, 2001, we had approximately $3.9 million in capital lease obligations, which are due through January 2005.

                  Cash utilized in operating activities for the six months ended June 30, 2001 was $9.2 million compared to $21.0 million for the six months ended June 30, 2000. For the six months ended June 30, 2001, cash used in operating activities has primarily represented funding of our net losses and payments of outstanding accounts payable and vendor commitments. For the six months ended June 30, 2000, cash used in operating activities primarily represented funding of our net losses and inventory build to meet expected production requirements.

                  Cash provided by investing activities for the six months ended June 30, 2001 was $8.9 million compared to cash utilized of $22.8 million for the six months ended June 30, 2000. For the six months ended June 30, 2001, cash provided by investing activities related primarily to the sale of marketable securities. For the six months ended June 30, 2000, cash utilized by investing activities related primarily to the purchase of marketable securities and the purchase of equipment used in our manufacturing and research and development activities.

                  Cash utilized by financing activities for the six months ended June 30, 2001 was $1.7 million compared to cash provided of $70.6 million for the six months ended June 30, 2000. The financing activities in the six months ended June 30, 2001 consisted primarily of the funding of an escrow arrangement and repayment of capital lease obligations and long term debt. The financing activities in the six months ended June 30, 2000 consisted primarily of receipt of the proceeds from our initial public offering.

                  Our future cash requirements will depend upon a number of factors, including the timing and level of research and development activities, sales and marketing campaigns, and our ability to develop, sell and manufacture our VFR family of products at favorable gross margins. We believe that our cash and marketable securities balances at June 30, 2001 will provide sufficient capital to fund our operations, VFR product development, inventory procurement for anticipating production volumes, and procurement of required capital equipment for at least 12 months. Thereafter, we may require additional capital to fund our operations. In addition, from time to time we evaluate opportunities to acquire complementary technologies or companies. Should we identify any of these opportunities, we may need to raise additional capital to fund the acquisitions and our operations. There can be no assurance that financing will be available to us on favorable terms or at all. (See "Safe Harbor for Forward Looking Statements" below.)


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

                  As of June 30, 2001, we had cash and cash equivalents of $26.8 million. Substantially all of these amounts consisted of highly liquid investments with remaining maturities at the date of purchase of less than 90 days. As of June 30, 2001, we had marketable securities of $4.0 million which consisted of municipal and government bonds with maturities through September 2001. These investments are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the June 30, 2001 rates would cause the fair value of these short-term investments to decline by an insignificant amount. Due to the short duration of these investments, an immediate increase in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time will, however, reduce our interest income.

                  We do not own any significant equity investments. Therefore, we do not currently have any direct equity price risk.

                  Currently, all sales to international customers are denominated in United States dollars and, accordingly, we are not currently exposed to foreign currency exchange rate risks.


Safe Harbor for Forward-Looking Statements

                  General Overview

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

                  Cautionary Statements of General Applicability

                  In addition to other factors and matters discussed elsewhere in this Form 10-Q, in our other periodic reports and filings made from time to time with the Securities and Exchange Commission, and in our other public statements from time to time (including, without limitation, our press releases), some of the important factors that, in our view, could cause actual results to differ materially from those expressed, anticipated or implied in the forward-looking statements include, without limitation, the possibility that we will no longer meet the requirements for our stock to remain listed on The Nasdaq National Market; developments in this relatively new industry and in the larger economy; our recent focus on our current business; difficulties inherent in entering new markets and business areas and in establishing new product lines; difficulties or delays in developing new or improved products and new business or product lines; difficulties or delays in developing, manufacturing, and supplying products with the contemplated or desired features, performance, cost, and other characteristics; difficulties in estimating costs of developing and supplying products; difficulties in developing, manufacturing, and supplying products in a timely and cost-effective manner; lack of market acceptance and success of broadband wireless systems and products, including our current and contemplated products; difficulties in obtaining customers; dependence on a limited number of customers; our having limited capital; our limited ability to predict our future financial performance; our inability to predict the date of our profitability; the expected fluctuation in our quarterly results; the expected volatility in our stock price; difficulties in attracting and retaining qualified personnel, particularly in light of recent workforce restructurings; our dependence on key personnel; inability to protect our proprietary technology; the potential for intellectual property infringement, warranty, product liability and other claims; failure of our customers to sell broadband wireless access solutions that include our products; difficulties in our customers or ultimate end users of our products obtaining sufficient funding; the impact, availability, pricing, and success of competing technologies and products; general competition in the broadband wireless access industry and in other industries we enter; difficulties in complying with existing governmental regulations and developments or changes in governmental regulation; our dependence on third-party suppliers and manufacturers; difficulties in obtaining satisfactory performance from third-party manufacturers and suppliers; risks associated with foreign sales such as currency and political risk; investment risk resulting in the decrease in value of our investments; difficulties in collecting our accounts receivable; future stock sales by our current stockholders, including our directors and management; the effect of our anti-takeover defenses (including our stockholder rights plan); and risks associated with any acquisitions or investments we may make. Many of these and other risks and uncertainties are described in more detail in our annual report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

                  Specific Cautionary Statements concerning Focus on Virtual Fiber RadioTM Product Line

                  We recently announced that we were going to focus on our Virtual Fiber RadioTM product line. Many of the cautionary statements above are particularly relevant in light of this recent decision. We currently have no customers for Virtual Fiber RadioTM products. We are still in the process of developing our Virtual Fiber RadioTM product line. We do not expect to have a product ready for production deliveries to customers until the first quarter of 2002 at the earliest. There can be no assurance that we will be successful in developing the Virtual Fiber RadioTM product line or obtaining customers for our Virtual Fiber RadioTM products. These issues, together with many of the cautionary statements above, could have an adverse affect on our business, financial condition, results of operations, and viability as a going concern.

                  Specific Cautionary Statements concerning Exit from Point-to-Multipoint ODU Product Line

                  Contemporaneously with our announcement to focus on our Virtual Fiber RadioTM product line, we announced our decision to exit our point-to-multipoint outdoor unit product line. Since February 2000, we have received all of our revenue from that product line. We are currently analyzing alternatives for this product line, including a sale. However, there can be no assurance that we will be able to sell this product line. Exiting this product line will involve addressing current customer relationships and commitments. This process could have adverse impacts on us such as management distraction, adverse publicity, adverse reaction from financial markets, financial costs, liability to current customers, and adverse reaction from our potential customers. These impacts could have an adverse affect on our business, financial condition and results of operations.

                  Specific Cautionary Statements Concerning Alcatel Lawsuit

                  We recently filed a lawsuit against Alcatel. Alcatel has been the largest purchaser of our point-to-multipoint outdoor unit products and our largest customer for the past several years. This action is at an early stage, and accordingly we cannot predict the outcome. Pursuing a lawsuit of this nature can be a lengthy, expensive process, and there can be no assurance that we will prevail or ultimately receive any proceeds from the litigation. Alcatel may assert a variety of defenses and counterclaims in this action, which could have an adverse impact on us. In addition, this lawsuit could have other adverse impacts on us such as management distraction, adverse publicity, adverse reaction from the financial markets, and adverse reaction from our other current and potential customers. These impacts could have an adverse affect on our business, financial condition and results of operations.

                  Possible Implications of Cautionary Statements

                  The items described above, either individually or in some combination, could have a material adverse impact on our reputation, business, need for additional capital, ability to obtain additional debt or equity financing, current and contemplated products gaining market acceptance, development of new products and new areas of business, cash flow, results of operations, financial condition, stock price, viability as an ongoing company, results, outcomes, levels of activity, performance, developments, or achievements. Given these uncertainties, investors are cautioned not to place undue reliance on forward-looking statements.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

                  See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Disclosures about Market Risk.


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

                  During the period from June 12 to July 11, 2001, three purported securities class action lawsuits were filed against the Company in the U.S. District Court for the Southern District of New York, Katz v. Telaxis Communications Corporation et al., Kucera v. Telaxis Communications Corporation et al., and Paquette v. Telaxis Communications Corporation et al. The complaints also name one or more of the Company's underwriters in the Company's initial public offering and certain officers and directors of the Company. The complaints allege violations of the federal securities laws regarding statements in the Company's initial public offering registration statement concerning the underwriters' activities in connection with the underwriting of the Company's shares to the public. The actions seek rescission of the plaintiff's alleged purchases of Company stock and other damages and costs associated with the litigation. The Company and its officers and directors deny any liability and intend to vigorously defend the allegations against them.

                  On July 26, 2001, the Company filed a lawsuit in the Superior Court of the Commonwealth of Massachusetts captioned Telaxis Communications Corporation v. Alcatel and Alcatel Networks Corporation. This suit asserts that Alcatel has failed to honor various contractual obligations and commitments made to the Company. This action is at an early stage, and accordingly the Company cannot predict the outcome.

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


Item 2.  Changes in Securities and Use of Proceeds.

Stockholder Rights Plan

                  In May 2001, the Company adopted a stockholder rights plan. As a part of the plan, the Company has declared a dividend of one right for each outstanding share of common stock to stockholders of record as of May 31, 2001. Each right entitles the holder to purchase one one-thousandth (1/1000) of a share of the Company's class one participating cumulative preferred stock at an initial purchase price of $10.00 per fractional share, subject to adjustment. If a person or group acquires 15 percent or more of the Company's outstanding common stock, holders of the rights (other than the acquiring person or group) will be able to purchase, in exchange for the purchase price, the preferred stock equivalent to shares of the Company's common stock having a market value of twice the purchase price. In the event of a subsequent merger or other acquisition of the Company, holders of rights (other than the acquiring person or group) may acquire, upon payment of the purchase price, shares of the acquiring entity (or an affiliate) having a value of twice the purchase price. The rights will expire on May 18, 2011, unless earlier redeemed by the Company. Holders who, as of May 18, 2001, hold 15 percent or more of the Company's common stock will not trigger the rights unless they exceed an ownership level equal to the percentage of the Company's common stock beneficially owned by that person on May 18, 2001 plus 1 percent of the Company's common stock outstanding on May 18, 2001. The rights plan is described in more detail in the Form 8-K filed by the Company with the Securities and Exchange Commission on May 21, 2001.

Recent Sales of Unregistered Securities

                  The Company has not issued or sold any unregistered securities in the three months ended June 30, 2001.


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

                  The Company received approximately $71.1 million of net proceeds from the offering. Those net proceeds will be used for working capital and for general corporate purposes. Pending such uses, the net proceeds have been invested in short-term, interest-bearing, investment grade securities or direct or guaranteed obligations of the U.S. government. From the time of receipt through June 30, 2001, the Company has applied $40.3 million of the net proceeds from the offering toward working capital, financing capital expenditures, and funding operating losses.


Item 4.  Submission of Matters to a Vote of Security Holders.

                  The Company held its annual meeting of stockholders on May 16, 2001. In connection with that meeting, beginning April 12, 2001, the Company distributed a definitive proxy statement to its stockholders of record as of March 19, 2001. At that meeting, the following nominee was elected to serve a three-year term as a Director of the Company:

                    BOARD'S NOMINEE                FOR               WITHHELD
                    ---------------                ---               --------
                   Carol B. Armitage            13,431,468            80,195

               The terms of office of each of Albert E. Paladino, David A. Norbury, Allan M. Doyle, Jr., Robert C. Fleming, and John L. Youngblood as a director of the Company continued after the May 16, 2001 annual meeting of stockholders. Mr. Fleming has subsequently resigned as a director of the Company.

Item 6.  Exhibits and Reports on Form 8-K.

                (a)...............Exhibits

       Exhibit
       Number        Description
         3.1         Certificate of Vote of Directors Establishing a Class or
                       Series of Stock.
         3.2         Amended and Restated By-laws of the Company.
         4.1         Rights Agreement, dated as of May 18, 2001, between the
                       Company and Registrar and Transfer Company, as Rights Agent (incorporated by reference to Exhibit 4(a) to the Company's Form 8-K filed with the Securities and Exchange Commission on May 21, 2001).
         4.2         Terms of Class One Participating Cumulative Preferred
                       Stock of the Company (incorporated by reference to Exhibit 4(b) to the Company's Form 8-K filed with the Securities and Exchange Commission on May 21, 2001).
         4.3         Form of Right Certificate (incorporated by reference to
                       Exhibit 4(c) to the Company's Form 8-K filed with the Securities and Exchange Commission on May 21, 2001).
        10.1         2001 Nonqualified Stock Plan of the Company.
        10.2         Employment Agreement by and between the Company and
                       Stephen Ward dated as of July 17, 2001.
        10.3         Indemnification Agreement by and between the Company and
                       Stephen Ward dated as of July 17, 2001.

                (b)...............Reports on Form 8-K

                  The Company filed a report on Form 8-K on May 21, 2001 to report that the Company has adopted a stockholder rights plan. See Part II, Item 2 above for more details concerning this stockholder rights plan.



                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Telaxis Communications Corporation



Date:  August 10, 2001              By: /s/ Dennis C. Stempel,
                                        ------------------------------------
                                        Vice President, Chief Financial Officer
                                        and Treasurer (principal financial and
                                        accounting officer)