Form 10-Q
period 2001-09-30
TELAXIS COMMUNICATIONS CORP
filed 2001-11-14
CIK 712511

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of October 31, 2001, there were 16,630,698 shares of the registrant's common stock outstanding.

--------------------------------------------------------------------------------

                                      INDEX

                                                                                     PAGE NO.
                                                                                     --------
PART I.    FINANCIAL INFORMATION
Item 1.      Financial Statements and Supplementary Data.......................         2

               Condensed Balance Sheets as of September 30, 2001 and
                  December 31, 2000............................................         3

               Condensed Statements of Operations for the three months
                  and nine months ended September 30, 2001 and 2000.............        4

               Condensed Statement of Changes in Stockholders' Equity for
                  the nine months ended September 30, 2001.....................         5

               Condensed Statements of Cash Flows for the nine months
                  ended September 30, 2001 and 2000............................         6

               Notes to Financial Statements...................................         7

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.........................................        10

Item 3.      Quantitative and Qualitative Disclosures About Market Risk........        17

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings.................................................        17

Item 2.      Changes in Securities and Use of Proceeds.........................        18

Item 6.      Exhibits and Reports on Form 8-K..................................        18

          SIGNATURES                                                                   19

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


Item 1.  Financial Statements and Supplementary Data.

                       TELAXIS COMMUNICATIONS CORPORATION
                            CONDENSED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                     September 30,           December 31,
                                                                                         2001                    2000
                                                                                -----------------------  ----------------------
                                                                                      (unaudited)
Assets
Current assets
        Cash and cash equivalents.............................................. $              18,969    $            27,865
        Restricted cash........................................................                   339                     --
        Marketable securities..................................................                 6,650                 13,158
        Trade accounts receivable, less allowance for doubtful accounts
           ($200 in 2001 and $250 in 2000).....................................                   519                  2,836
        Other accounts receivable..............................................                    45                    297
        Inventories............................................................                   109                  7,838
        Assets held for sale...................................................                 1,716                     --
        Other current assets...................................................                   264                    486
                                                                                -----------------------  ----------------------

               Total current assets............................................                28,611                 52,480
Property, plant and equipment, net.............................................                 5,322                 12,751
Intangible assets, net of accumulated amortization.............................                    --                    198
Other assets...................................................................                    80                    109
                                                                                -----------------------  ----------------------

               Total assets.................................................... $              34,013    $            65,538
                                                                                =======================  ======================

Liabilities and Stockholders' Equity
Current liabilities
        Accounts payable....................................................... $               1,120    $             8,156
        Customer prepayments...................................................                    30                    218
        Accrued expenses.......................................................                   690                  1,770
        Accrued restructuring costs............................................                 1,599                     --
        Current maturities of long-term debt...................................                   547                    507
        Current maturities of capital lease obligations........................                 1,978                  1,563
                                                                                -----------------------  ----------------------

               Total current liabilities.......................................                 5,964                 12,214
Long-term debt.................................................................                   764                  1,180
Capital lease obligations......................................................                 1,375                  2,045
                                                                                -----------------------  ----------------------

               Total liabilities...............................................                 8,103                 15,439
                                                                                -----------------------  ----------------------

Stockholders' Equity
Preferred stock, $.01 par value; authorized 4,500,000 shares in 2001
and 2000; none issued..........................................................                    --                     --
Common stock, $.01 par value; authorized 100,000,000 shares in 2001 and
2000; issued 16,743,198 shares, outstanding 16,630,698 shares in 2001
(16,734,673 shares issued and outstanding in 2000).............................                   167                    167
Additional paid-in capital.....................................................               124,623                124,740
Notes receivable...............................................................                    (3)                  (331)
Accumulated comprehensive income...............................................                     6                     --
Accumulated deficit............................................................               (98,846)               (74,318)
Deferred stock compensation....................................................                    --                   (159)
Treasury stock at cost 112,500 shares..........................................                   (37)                    --
                                                                                -----------------------  ----------------------

               Total stockholders' equity......................................                25,910                 50,099
                                                                                -----------------------  ----------------------

               Total liabilities and stockholders' equity...................... $              34,013    $            65,538
                                                                                =======================  ======================

   The accompanying notes are an integral part of these financial statements.

                       TELAXIS COMMUNICATIONS CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                               Three months ended          Nine months ended
                                                                                  September 30,               September 30,
                                                                          ---------------------------- ----------------------------
                                                                              2001           2000          2001          2000
                                                                          -------------- ------------- ------------- --------------
                                                                                  (unaudited)                  (unaudited)
Sales...................................................................  $       431    $    8,095     $    1,921   $   23,142
Cost of sales...........................................................        1,472        10,225          5,695       25,282
Inventory restructuring cost............................................        4,962            --          4,962           --
                                                                          -------------- -------------  ------------ -------------

Gross margin (loss).....................................................       (6,003)       (2,130)        (8,736)      (2,140)

Operating expenses
        Research and development, net...................................        1,110         2,425          4,937        6,907
        Selling, general and administrative.............................        1,357         1,963          5,073        6,846
        Other restructuring costs.......................................        6,687            --          6,687           --
                                                                          -------------- -------------  ------------ -------------

           Total operating expenses.....................................        9,154         4,388         16,697       13,753
                                                                          -------------- -------------  ------------ -------------

Operating loss..........................................................      (15,157)       (6,518)       (25,433)     (15,893)
                                                                          -------------- -------------  ------------ -------------

Other income (expense)
        Interest and other expense......................................         (145)         (207)          (465)        (597)
        Interest and other income.......................................          319           829          1,370        2,441
                                                                          -------------- -------------  ------------ -------------

           Total other income...........................................          174           622            905        1,844
                                                                          -------------- -------------  ------------ -------------

Loss from continuing operations before income taxes.....................      (14,983)       (5,896)       (24,528)     (14,049)

Income taxes............................................................           --            --             --           --
                                                                          -------------- -------------  ------------ -------------

Loss from continuing operations.........................................      (14,983)       (5,896)       (24,528)     (14,049)
                                                                          -------------- -------------  ------------ -------------

Discontinued operations:
    Income (loss) on disposition of MMWP
    segment including stock compensation expense of $2,848 for 2000.....           --           534             --       (1,818)
                                                                          -------------- -------------  ------------ -------------

Income (loss) from discontinued operations..............................           --           534             --       (1,818)
                                                                          -------------- -------------  ------------ -------------

Net loss................................................................  $   (14,983)   $   (5,362)    $  (24,528)  $   (15,867)
                                                                          ============== =============  ============ =============

Basic and diluted earnings (loss) per share from:
        Continuing operations...........................................  $     (0.90)   $    (0.36)    $    (1.47)  $     (0.99)
                                                                          ============== =============  ============ =============

        Discontinued operations.........................................  $        --    $      .03     $       --   $     (0.13)
                                                                          ============== =============  ============ =============

        Net loss........................................................  $     (0.90)   $    (0.32)     $   (1.47)  $     (1.12)
                                                                          ============== =============  ============ =============

Shares used in computing basic and diluted earnings (loss) per share....       16,721        16,526         16,735        14,191
                                                                          ============== =============  ============ =============

   The accompanying notes are an integral part of these financial statements.

                       TELAXIS COMMUNICATIONS CORPORATION
             CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                        (in thousands, except share data)
                                   (unaudited)


                                            Comprehensive       Accumulated                                      Additional
                                               Income          Comprehensive             Common Stock             Paid-in
                                               (Loss)             Income            Shares            Amount      Capital
                                          ------------------------------------------------------------------------------------
Balances, January 1, 2001.................            --       $         --       16,734,673     $       167    $   124,740
Exercise of common stock options..........            --                 --            8,525              --              8
Amortization of deferred stock
  compensation............................            --                 --               --              --             --
Purchase of treasury stock................            --                 --         (112,500)             --            (99)
Other.....................................            --                 --               --              --            (26)
Net loss..................................$      (24,528)                --               --              --             --
Other comprehensive income from
  unrealized gain on investments..........             6                  6               --              --             --
                                            -----------------
Comprehensive income (loss)...............$      (24,522)                --               --              --             --
                                            =================  ---------------   -------------   ------------   -------------
Balances, September 30, 2001..............                     $          6       16,630,698     $       167    $   124,623
                                                               ===============   =============   ============   =============


                                                               Deferred                         Common
                                                 Notes          Stock         Accumulated      Stock in
                                               Receivable    Compensation       Deficit        Treasury          Total
                                             -------------- --------------  --------------  ---------------  --------------
Balances, January 1, 2001.................   $      (331)   $      (159)    $    (74,318)     $     --        $    50,099
Exercise of common stock options..........            --             --               --            --                  8
Amortization of deferred stock
  compensation............................            --             23               --            --                 23
Purchase of treasury stock................           282             99               --           (37)               245
Other.....................................            46             37               --            --                 57
Net loss..................................            --             --          (24,528)           --            (24,528)
Other comprehensive income from
  unrealized gain on investments..........            --             --               --            --                  6

Comprehensive income (loss)...............            --             --               --            --                 --
                                             -------------  -------------   --------------    ----------      ------------
Balances, September 30, 2001..............   $        (3)    $       --     $    (98,846)     $    (37)       $    25,910
                                             =============  =============   ==============    ==========      ============

   The accompanying notes are an integral part of these financial statements.

                       TELAXIS COMMUNICATIONS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                            Nine months ended September 30,
                                                                                      --------------------------------------------
                                                                                              2001                   2000
                                                                                      ---------------------- ---------------------
                                                                                           (unaudited)            (unaudited)
Cash flows from operating activities
    Net loss........................................................................  $          (24,528)    $           (15,867)
    Adjustments to reconcile net loss to net cash utilized by operating activities:
        Depreciation and amortization...............................................               2,829                   2,518
        Non-cash restructuring costs ...............................................               8,818                      --
        Gain on disposition of MMWP segment.........................................                  --                  (1,020)
        Non-cash compensation expense...............................................                  34                   3,140
        Changes in assets and liabilities
           Trade accounts receivable................................................               2,317                  (3,400)
           Other accounts receivable................................................                 252                    (302)
           Inventories..............................................................                 657                 (12,656)
           Other current assets.....................................................                 223                    (743)
           Accounts payable and accrued expenses....................................              (5,459)                  1,739
           Accrued restructuring costs..............................................               1,599                      --
           Customer prepayments.....................................................                 (24)                    144
                                                                                      ---------------------- ---------------------

           Net cash utilized by operating activities................................             (13,282)                (26,447)
                                                                                      ---------------------- ---------------------

Cash flows from investing activities
    Purchase of marketable securities...............................................             (19,246)                (22,591)
    Sale of marketable securities...................................................              25,760                      --
    Proceeds from sale of discontinued operations...................................                  --                   1,990
    Additions to property and equipment.............................................                (418)                 (5,425)
    Additions to intangibles........................................................                  --                    (208)
    Reductions in deposits..........................................................                  29                      --
                                                                                      ---------------------- ---------------------

           Net cash provided (utilized) by investing activities.....................               6,125                 (26,234)
                                                                                      ---------------------- ---------------------

Cash flows from financing activities
    Repayment of line of credit.....................................................                  --                    (500)
    Funds held in escrow............................................................                (339)                     --
    Proceeds from capital lease obligations.........................................                 569                      --
    Repayments of long-term debt and capital lease obligations......................              (2,023)                 (2,034)
    Issuance of common stock upon exercise of options and warrants..................                   8                     744
    Issuance of common stock........................................................                  --                  78,200
    Stock issuance costs............................................................                  --                  (6,330)
    Repayments of notes receivable..................................................                  46                      --
                                                                                      ---------------------- ---------------------

           Net cash (utilized) provided by financing activities.....................              (1,739)                 70,080
                                                                                      ---------------------- ---------------------

Net (decrease) increase in cash and cash equivalents................................              (8,896)                 17,399
Cash and cash equivalents at beginning of period....................................              27,865                   6,603
                                                                                      ---------------------- ---------------------

Cash and cash equivalents at end of period..........................................  $           18,969     $            24,002
                                                                                      ====================== =====================

Supplemental disclosure of cash flow information
     Non-cash investing and financing activities:
        Equipment acquired under capital lease agreement............................  $               96     $             3,323
        Conversion of redeemable preferred stock....................................                  --                  47,793
        Notes received for issuance of common stock.................................                  --                      67
        Unrealized gain on investments..............................................                   6                      --


   The accompanying notes are an integral part of these financial statements.

                       TELAXIS COMMUNICATIONS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

     Basis of Presentation

     The financial information as of September 30, 2001 and for the three months and nine months ended September 30, 2001 and 2000 is unaudited. In the opinion of management, such interim financial information includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the financial statements and footnotes as of and for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for any future period.


     Marketable Securities

     The Company has invested the proceeds from our initial public offering in accordance with our corporate cash management policy. Marketable securities are carried at cost plus accrued interest, which approximates fair value. Investments are placed in instruments with institutions that have "Investment Grade" ratings or better. The Company's investments consist of municipal and government bonds. At September 30, 2001, all of the Company's securities, valued at $6.7 million, mature within fifteen months.


     Intangible Assets

     Intangible assets are recorded at cost and are amortized using the straight-line method over their expected useful life, which is five years. In connection with the Company's restructuring activities, the unamortized balance of intangible assets was written off in the quarter ended September 30, 2001 (see Note 3).

2.   Restricted Cash

     At September 30, 2001, the Company has approximately $339,000 of restricted cash classified as a current asset. The cash is held in escrow in resolution of a supplier claim arising from the ordinary course of business. The resolution provided for the disbursement of an initial payment of $338,000 and the remaining $339,000 to be disbursed to the supplier upon completion of certain actions.

3.   Restructuring Charges

     In July 2001, the Company's Board of Directors approved the Company's plan to exit its point-to-multipoint product line. In connection with this decision the Company has recorded an $11.6 million restructuring charge for the three months ended September 30, 2001.

     Restructuring charges consist of the following (in thousands):

                                                                               Three months ended
                                                                               September 30, 2001
                                                                               ------------------
                                                                                  (unaudited)
Workforce reduction............................................................$            1,248
Excess facility costs..........................................................               700
Contract settlement costs......................................................             1,128
Write-down of leasehold improvements, equipment and intangible assets..........             3,611
                                                                               ------------------
                                                                                            6,687
Inventory restructuring cost...................................................             4,962
                                                                               ------------------
                                                                               $           11,649
                                                                               ==================


     Restructuring charges include the curtailment of certain research and development activities through facility consolidations, production and production support workforce reductions and contract settlement costs. Workforce reduction charges include the cost of consultants and the cost of severance and related benefits of approximately 58 employees affected by the restructuring activities. Contract settlement costs include the Company's estimates to withdraw from certain contracts. Certain leasehold improvements, equipment and intangible assets determined to be impaired as a result of the restructuring activities were written down to their estimated net realizable value and are included on the balance sheet as assets held for sale.

     In connection with the restructuring activities, the Company also determined that certain components in inventory had been adversely impacted by the restructuring activities. Accordingly the company recorded an inventory related restructuring charge of approximately $5 million for certain excess and obsolete raw material, work-in-process and finished goods. In accordance with Emerging Issues Task Force 96-9, "Classification of Inventory Markdowns and Other Costs Associated with a Restructuring," all inventory adjustments are recorded in inventory restructuring cost as a component of cost of sales for the three months and nine months ended September 30, 2001 in the accompanying condensed statement of operations.

     Accrued restructuring costs at September 30, 2001 consists of approximately $665,000 for facility consolidations, $480,000 for workforce reduction charges and $454,000 for contract terminations.

     The Company expects to substantially complete the restructuring activities by December 31, 2001.


4.   Inventories

     Inventories are stated at the lower of cost or market and consist of the following (in thousands):

                                                                              September 30,               December 31,
                                                                                   2001                        2000
                                                                        --------------------------  --------------------------
                                                                               (unaudited)
Finished goods..........................................................$                     --    $                  1,405
Parts and subassemblies.................................................                     109                       4,960
Work-in process.........................................................                      --                       1,473
                                                                        --------------------------  --------------------------
                                                                        $                    109    $                  7,838
                                                                        ==========================  ==========================

5.   Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

                                                                               September 30,                December 31,
                                                                                   2001                         2000
                                                                        --------------------------  --------------------------
                                                                                (unaudited)
Machinery and equipment................................................ $                  10,156     $                15,952
Furniture and fixtures.................................................                       813                         820
Leasehold improvements.................................................                     1,958                       2,117
Equipment under capital leases.........................................                     4,586                       6,624
                                                                        --------------------------  --------------------------
                                                                                           17,513                      25,513
Less accumulated depreciation and amortization.........................                   (12,191)                    (12,762)
                                                                        --------------------------  --------------------------
                                                                        $                   5,322     $                12,751
                                                                        ==========================  ==========================

     The net book value of equipment under capital leases was approximately $1,897,000 and $3,728,000 at September 30, 2001 and December 31, 2000,
respectively. The net book value of assets held for sale under capital leases was approximately $732,000 and $0 at September 30, 2001 and December 31, 2000, respectively.

     Depreciation expense for the nine months ended September 30, 2001 and 2000 was approximately $2,791,000 and $2,437,000, respectively.


6.   Earnings Per Share

     Earnings per share has been computed by dividing the loss from continuing operations, income (loss) from discontinued operations and net loss by the weighted average common shares outstanding. No effect has been given to the future exercise of common stock options and stock warrants, since the effect would be antidilutive for all reporting periods.


                                                                                   Three months ended        Nine months ended
                                                                                      September 30,            September 30,
                                                                                      (unaudited)               (unaudited)
                                                                                ------------------------   ---------------------
                                                                                    2001         2000         2001        2000
                                                                                 ----------   ----------   ----------   --------
Historical:
     Loss from continuing operations                                             $  (14,983)  $   (5,896)  $  (24,528)  $(14,049)
                                                                                 ==========   ==========   ==========   ========

     Weighted average shares of common stock outstanding                             16,721       16,526       16,735     14,191
                                                                                 ==========   ==========   ==========   ========

     Basic and diluted loss per share from continuing operations                 $    (0.90)  $    (0.36)  $    (1.47)  $  (0.99)
                                                                                 ==========   ==========   ==========   ========

     Income (loss) from discontinued operations                                  $       --   $      534   $       --   $ (1,818)
                                                                                 ==========   ==========   ==========   ========

     Weighted average shares of common stock outstanding                             16,721       16,526       16,735     14,191
                                                                                 ==========   ==========   ==========   ========

     Basic and diluted income (loss) per share from discontinued operations      $       --   $     0.03   $       --   $  (0.13)
                                                                                 ==========   ==========   ==========   ========

     Net loss                                                                    $  (14,983)  $   (5,362)  $  (24,528)  $(15,867)
                                                                                 ==========   ==========   ==========   ========

     Weighted average shares of common stock outstanding                             16,721       16,526       16,735     14,191
                                                                                 ==========   ==========   ==========   ========

     Basic and diluted net loss per share                                        $    (0.90)  $    (0.32)  $    (1.47)  $  (1.12)
                                                                                 ==========   ==========   ==========   ========

7.   Discontinued Operations

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

     As a result of the sale, the Company received cash proceeds of $2.0 million and a subordinated note for $1.2 million with interest on the principal at 12%. The principal is payable in five equal semi-annual payments of $50,000 beginning on July 1, 2002 through July 1, 2004. On December 31, 2004, the entire remaining principal balance of $960,000 plus accrued interest is due. Interest is payable semi-annually on the first days of January and July of each year during the term of the note, and interest payments commenced on July 1, 2000. The Company has fully reserved this subordinated note. For the nine months ended September 30, 2000, the Company recorded stock compensation expense of $2.8 million as a result of accelerated vesting of incentive stock options for employees who left the Company and were hired by Millitech LLC, and a gain on disposition of approximately $438,000 as a result of reassessing the net realizable value of certain assets and liabilities related to the divestiture.

     Sales for the MMWP segment were $0 for the three months ended September 30, 2001 and 2000 and $0 and $770,000 for the nine months ended September 30, 2001 and 2000, respectively.

8.   Accrued Expenses

     Accrued expenses consist of the following (in thousands):


                                                                 September 30,            December 31,
                                                           ------------------------ ------------------------
                                                                    2001                     2000
                                                           ------------------------ ------------------------
                                                                 (unaudited)
Accrued payroll, commissions and related expenses......... $                   598  $                 1,071
Accrued warranty expense..................................                      25                      412
Deferred revenue..........................................                      --                       94
Other accrued expenses....................................                      67                      193
                                                           ------------------------ ------------------------
                                                           $                   690  $                 1,770
                                                           ======================== ========================

9.   Litigation

     During the second and third quarters of 2001, four purported securities class action lawsuits were filed against the Company in the U.S. District Court for the Southern District of New York. The complaints also name one or more of the Company's underwriters in the Company's initial public offering and certain officers and directors of the Company. The complaints allege violations of the federal securities laws regarding statements in the Company's initial public offering registration statement concerning the underwriters' activities in connection with the underwriting of the offering of the Company's shares to the public. The actions seek rescission of the plaintiff's alleged purchases of Company stock and other damages and costs associated with the litigation. The Company and its officers and directors deny any liability and intend to vigorously defend the allegations against them. No provision for any estimated loss is reflected in the accompanying financial statements. While the Company cannot predict the outcome of these actions, the Company believes that the final result of these actions will not have a material effect on its financial condition, results of operations or cash flows.

     In July 2001, the Company filed a lawsuit against a major customer in the Superior Court of the Commonwealth of Massachusetts. This suit asserts that this customer has failed to honor various contractual obligations and commitments made to the Company and seeks damages arising from those failures. This action is at an early stage, and accordingly the Company cannot predict the outcome.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     We develop fiber optic connectivity products. This product family is being developed to enable direct fiber optic connection to wireless transceiver units and transparently transmit fiber optic signals over a wireless link without the use of conventional modems. Taking advantage of our high-frequency millimeter-wave expertise, this product family is being developed to use the large amounts of unallocated spectrum above 40 gigahertz (GHz) to provide data rates of OC-3 (155 Megabits per second (Mbps)), OC-12 (622 Mbps), and higher.

     We commenced operations in 1982 and had derived the significant majority of our sales from our millimeter-wave products business segment prior to 1999. Millimeter waves are electromagnetic waves having wavelengths between one and ten millimeters. In August 1999, we adopted a plan to focus all of our resources on our broadband point-to-multipoint wireless access business segment and to dispose of the millimeter-wave products segment. We decided to dispose of this segment because it would have required us to reallocate financial and management resources from the broadband point-to-multipoint wireless access business segment. The segment was sold on February 8, 2000. As a result, we have presented the operations of the millimeter-wave products segment as a discontinued operation in our financial statements. The following management's discussion and analysis focuses on our broadband wireless access business.

     Our launch customer for our point-to-multipoint outdoor unit (ODU) product line was Newbridge Networks, which has since been acquired by Alcatel. In late 1999 and early 2000, the market for these products was growing rapidly. However, a variety of factors (such as capital market weakness, uncertainty created by the Alcatel acquisition of Newbridge, and equipment cost) caused the demand for these products to decrease for us and generally across the industry. This decrease in demand created difficulties for our point-to-multipoint business model. The success of this model depended on the ability to produce low-cost customer premises equipment (CPEs) designed for automated assembly and testing. In turn, the ability to produce low-cost CPEs is largely a function of high volumes. Without the commitment to high volumes from customers, it became difficult to achieve the cost targets we believe are necessary for a point-to-multipoint ODU business model to succeed. Therefore, we began to evaluate other potential market segments where we could apply our millimeter wave technology for broadband wireless access applications. We believe a significant opportunity exists for high capacity wireless links to extend the transport of large amounts of network traffic from existing fiber optic networks to points located in close proximity to those networks.

     To address this potential market, we began developing our new fiber optic connectivity products. We are developing several versions of this product to address different market opportunities. The initial prototypes, operating at 60 GHz, have been built and have demonstrated a data rate of 622 Mbps. We are simplifying our initial prototypes and incorporating our patented antenna technology. The resulting improved prototypes are expected to be available for Beta site trials in the fourth quarter of 2001 and for production in 2002.

     As part of the decision to focus on our new fiber optic connectivity product line, we have decided to exit the point-to-multipoint ODU product line.

     For the three months and nine months ended September 30, 2001, approximately 98% and 99% of our sales, respectively, were to a customer located in Canada. For the three months and nine months ended September 30, 2000, approximately 96% and 94% of our sales, respectively, were to a customer located in Canada. We expect that sales to customers located outside the United States may continue to be significant.

Result of Operations

     The following table provides continuing operations data as a percentage of sales for the periods presented. The percentages may not add due to rounding.

                                                               Three months ended                  Nine months ended
                                                                  September 30,                       September 30,
                                                                   (unaudited)                         (unaudited)
                                                        -------------------------------   -----------------------------------
                                                             2001            2000              2001                2000
                                                        ---------------- --------------   ----------------- -----------------
Sales.................................................       100.0%         100.0%              100.0%            100.0%
Cost of sales.........................................       341.5          126.3               296.5             109.2
Inventory restructuring cost..........................     1,151.3            0.0               258.3               0.0
                                                        ---------------- --------------   ----------------- -----------------
Gross margin (loss)...................................    (1,392.8)         (26.3)             (454.8)             (9.2)
Operating expenses
      Research and development, net...................       257.5           30.0               257.0              29.8
      Selling, general and administrative.............       314.9           24.2               264.1              29.6
      Other restructuring costs.......................     1,551.5            0.0               348.1               0.0
                                                        ---------------- --------------   ----------------- -----------------
         Total operating expenses.....................     2,123.9           54.2               869.2              59.4
                                                        ---------------- --------------   ----------------- -----------------
Operating loss........................................    (3,516.7)         (80.5)           (1,323.9)            (68.7)
Other income (expense)................................        40.4            7.7                47.1               8.0
                                                        ---------------- --------------   ----------------- -----------------
Loss from continuing operations before income taxes...    (3,476.3)         (72.8)           (1,276.8)            (60.7)
Income taxes..........................................        (0.0)          (0.0)               (0.0)             (0.0)
                                                        ---------------- --------------   ----------------- -----------------

Loss from continuing operations.......................    (3,476.3)%        (72.8)%          (1,276.8)%           (60.7)%
                                                        ================ ==============   ================= =================

Three Months and Nine Months Ended September 30, 2001 and 2000

     Sales

     Sales decreased $7.7 million to $431,000 for the three months ended September 30, 2001 from $8.1 million for the three months ended September 30, 2000. Unit shipments decreased to 180 for the three months ended September 30, 2001 from 4,101 for the three months ended September 30, 2000. Sales decreased $21.2 million to $1.9 million for the nine months ended September 30, 2001 from $23.1 million for the nine months ended September 30, 2000. The decrease in unit shipments and revenue is a result of the weakness in the overall broadband wireless telecommunications market and the decrease in shipments to a major customer.

     Cost of Sales

     Cost of sales consists of component and material costs, direct labor costs, warranty costs, overhead related to manufacturing our products and customer support costs. Cost of sales decreased $8.8 million to $1.5 million for the three months ended September 30, 2001 from $10.2 million for the three months ended September 30, 2000. Cost of sales decreased $19.6 million to $5.7 million for the nine months ended September 30, 2001 from $25.3 million for the nine months ended September 30, 2000. Inventory restructuring cost was $5.0 million for the three months and nine months ended September 30, 2001. Gross loss was $6.0 million for the three months ended September 30, 2001 and $2.1 million for the three months ended September 30, 2000. Gross loss was $8.7 million for the nine months ended September 30, 2001 and $2.1 million for the nine months ended September 30, 2000. The decrease in cost of sales and the decline in gross margin as a percentage of sales for all comparative periods was attributable primarily to decreased shipments of our products and the impact of overhead costs incurred on significantly lower production volumes as well as the write down of inventory to estimated net realizable value resulting from our third quarter 2001 restructuring activities.

     Research and Development Expenses

     Research and development expenses consist primarily of personnel, material and related costs associated with our product development efforts. These include costs for development of products and components, test equipment and related facilities. Gross research and development expenses decreased 57.4% to $1.1 million in the three months ended September 30, 2001 from $2.6 million in the three months ended September 30, 2000. Gross research and development expenses decreased 30.2% to $5.2 million for the nine months ended September 30, 2001 from $7.5 million for the nine months ended September 30, 2000. Research and development costs were partially offset by customer funding of $181,000 for the three months ended September 30, 2000. Customer funding was $266,000 and $536,000 for the nine months ended September 30, 2001 and 2000, respectively. Net of customer reimbursements, our research and development expenses decreased 54.3% to $1.1 million in the three months ended September 30, 2001 from $2.4 million for the three months ended September 30, 2000. Net research and development costs decreased 28.6% to $4.9 million for the nine months ended September 30, 2001 from $6.9 million for the nine months ended September 30, 2000. The reductions in both comparative periods were attributed to reductions in personnel and material as we significantly scaled back our development efforts for a major product line in addition to certain development project costs incurred as other restructuring costs for the three months ended September 30, 2001.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses consist primarily of employee salaries and associated costs for selling, marketing, customer support, information systems, finance, legal, and administration. Selling, general and administrative expenses decreased 30.9% to $1.4 million for the three months ended September 30, 2001 from $2.0 million for the three months ended September 30, 2000. Selling, general and administrative expenses decreased 25.9% to $5.1 million for the nine months ended September 30, 2001 from $6.8 million for the nine months ended September 30, 2000. These decreases were due primarily to decreases in costs related to recruiting and hiring additional personnel, temporary support labor, and payroll and benefits due to reduced staffing.

     Other Income (Expense)

     Other income (expense) consists of interest and dividends earned on cash and marketable securities offset by interest expense on debt and capital lease obligations and miscellaneous non-operating expenses. Total other income (expense) decreased to $174,000 for the three months ended September 30, 2001 from $622,000 for the three months ended September 30, 2000. Total other income (expense) decreased to $905,000 for the nine months ended September 30, 2001 from $1.8 million for the nine months ended September 30, 2000. Interest expense for the three months ended September 30, 2001 was $151,000 compared to $205,000 the three months ended September 30, 2000 and $468,000 for the nine months ended September 30, 2001 compared to $585,000 for the nine months ended September 30, 2000. The decreases in interest expense were due to repayment of long term debt and capital lease obligations. Interest, dividend and other income decreased to $319,000 for the three months ended September 30, 2001 from $828,000 for the three months ended September 30, 2000. Interest, dividend and other income decreased to $1.4 million for the nine months ended September 30, 2001 from $2.4 million for the nine months ended September 30, 2000. The decreases in interest income were a result of the decrease in the average daily cash and marketable securities balances.

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

     At September 30, 2001, we had cash and cash equivalents of $19.3 million (including restricted cash of $339,000-see Note 2 to Financial Statements) and marketable securities of $6.7 million.

     The decrease in accounts receivable to $519,000 at September 30, 2001 from $2.8 million at December 31, 2000 reflects the decline in revenue for the three and nine months ended September 30, 2001. The decrease in accounts payable to $1.1 million at September 30, 2001 from $8.2 million at December 31, 2000 reflects the reduction of inventory procurement due to the decrease in production and sales of our point-to-multipoint broadband wireless access equipment.

     At September 30, 2001, we had approximately $1.3 million in long-term debt, of which $175,000 is due through June 2003 with an interest rate of 10% and $1.1 million is due through November 2003 with an interest rate of 12%.

     At September 30, 2001, we had approximately $3.4 million in capital lease obligations, which are due through January 2005.

     Cash utilized in operating activities in the nine months ended September 30, 2001 was $13.3 million compared to $26.5 million in the nine months ended September 30, 2000. For the nine months ended September 30, 2001, cash used in operating activities has primarily represented funding of our net losses and payments of outstanding accounts payable and vendor commitments. For the nine months ended September 30, 2000, cash used in operating activities primarily represented funding of our net losses and inventory build to meet expected production requirements.

     Cash provided by investing activities in the nine months ended September 30, 2001 was $6.1 million compared to cash utilized of $26.2 million in the nine months ended September 30, 2000. In the nine months ended September 30, 2001, these amounts related primarily to the purchase and sale of marketable securities. In the nine months ended September 30, 2000, these amounts related primarily to the purchase of marketable securities and the purchase of equipment used in our manufacturing and research and development activities.

     Cash utilized in financing activities in the nine months ended September 30, 2001 was $1.8 million compared to cash provided of $70.1 million in the nine months ended September 30, 2000. The financing activities in the nine months ended September 30, 2001 consisted primarily of receipt of proceeds from equipment lease financing and payments on capital lease obligations and long term debt. The financing activities in the nine months ended September 30, 2000 consisted primarily of receipt of the proceeds from our initial public offering.

     Our future cash requirements will depend upon a number of factors, including our ability to develop, manufacture and sell our fiber optic connectivity product line. We believe that our cash and marketable securities balances of $26.0 million at September 30, 2001 will provide sufficient capital to fund our operations for at least 12 months. Thereafter, we may require additional capital to fund our operations. In addition, from time to time we evaluate opportunities to acquire complementary technologies or companies. Should we identify any of these opportunities, we may need to raise additional capital to fund the acquisitions and our operations. There can be no assurance that financing will be available to us on favorable terms or at all. (See "Safe Harbor for Forward Looking Statements" below.)

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

     As of September 30, 2001, we had cash and cash equivalents of $19.3 million. Substantially all of these amounts consisted of highly liquid investments with remaining maturities at the date of purchase of less than 90 days. As of September 30, 2001, we had marketable securities of $6.7 million which consisted of municipal and government bonds with maturities through November 2002. These investments are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the September 30, 2001 rates would cause the fair value of these short-term investments to decline by an insignificant amount. Due to the short duration of these investments, an immediate increase in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time will, however, reduce our interest income.

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

     Cautionary Statements of General Applicability

     In addition to other factors and matters discussed elsewhere in this Form 10-Q, in our other periodic reports and filings made from time to time with the Securities and Exchange Commission, and in our other public statements from time to time (including, without limitation, our press releases), some of the important factors that, in our view, could cause actual results to differ materially from those expressed, anticipated or implied in the forward-looking statements include, without limitation, the possibility that we will no longer meet the requirements for our stock to remain listed on The Nasdaq National Market; the expense of defending and the outcome of pending and future stockholder litigation; developments in this relatively new industry and in the larger economy; our recent focus on our current business; difficulties inherent in entering new markets and business areas and in establishing new product lines; difficulties or delays in developing new or improved products and new business or product lines; difficulties or delays in developing, manufacturing, and supplying products with the contemplated or desired features, performance, cost, and other characteristics; difficulties in estimating costs of developing and supplying products; difficulties in developing, manufacturing, and supplying products in a timely and cost-effective manner; lack of market acceptance and success of broadband wireless systems and products, including our current and contemplated products; difficulties in obtaining customers; dependence on a limited number of customers; our having limited capital; our limited ability to predict our future financial performance; our inability to predict the date of our profitability; the expected fluctuation in our quarterly results; the expected volatility in our stock price; difficulties in attracting and retaining qualified personnel, particularly in light of recent workforce restructurings; our dependence on key personnel; inability to protect our proprietary technology; the potential for intellectual property infringement, warranty, product liability and other claims; failure of our customers to sell broadband access solutions that include our products; difficulties in our customers or ultimate end users of our products obtaining sufficient funding; the impact, availability, pricing, and success of competing technologies and products; general competition in the broadband wireless access industry and in other industries we enter; difficulties in complying with existing governmental regulations and developments or changes in governmental regulation; our dependence on third-party suppliers and manufacturers; difficulties in obtaining satisfactory performance from third-party manufacturers and suppliers; risks associated with foreign sales such as currency and political risk; investment risk resulting in the decrease in value of our investments; difficulties in collecting our accounts receivable; future stock sales by our current stockholders, including our directors and management; the effect of our anti-takeover defenses (including our stockholder rights plan); and risks associated with any acquisitions or investments we may make. Many of these and other risks and uncertainties are described in more detail in our annual report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

     Specific Cautionary Statements Concerning Focus on Fiber Optic Connectivity Product Line

     We recently announced that we are going to focus on our fiber optic connectivity product line. Many of the cautionary statements above are particularly relevant in light of this recent decision. We currently have no customers for our fiber optic connectivity products. We are still in the process of developing our fiber optic connectivity product line. We do not expect to have a product ready for production deliveries to customers until the first quarter of 2002 at the earliest. There can be no assurance that we will be successful in developing the fiber optic connectivity product line or obtaining customers for our fiber optic connectivity products. These issues, together with many of the cautionary statements above, could have an adverse affect on our business, financial condition, results of operations, and viability as a going concern.

     Specific Cautionary Statements Concerning Exit from Point-to-Multipoint ODU Product Line

     Contemporaneously with our announcement to focus on our fiber optic connectivity product line, we announced our decision to exit our point-to-multipoint outdoor unit product line. Since February 2000, we have received all of our revenue from that product line. We are currently analyzing alternatives for this product line. Exiting this product line will involve addressing current customer relationships and commitments. This process could have adverse impacts on us such as management distraction, adverse publicity, adverse reaction from financial markets, financial costs, liability to current customers, and adverse reaction from our potential customers. These impacts could have an adverse affect on our business, financial condition and results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

     See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Disclosures about Market Risk.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     As previously reported in the Company's Form 10-Q filed with the Securities and Exchange Commission on August 10, 2001, during the period from June 12 to July 11, 2001, three purported securities class action lawsuits were filed against the Company in the U.S. District Court for the Southern District of New York, Katz v. Telaxis Communications Corporation et al., Kucera v. Telaxis Communications Corporation et al., and Paquette v. Telaxis Communications Corporation et al. On September 13, 2001, a fourth purported securities class action lawsuit was filed against the Company in the U.S. District Court for the Southern District of New York, Inglis v. Telaxis Communications Corporation et al. The complaints also name one or more of the Company's underwriters in the Company's initial public offering and certain officers and directors of the Company. The complaints allege violations of the federal securities laws regarding statements in the Company's initial public offering registration statement concerning the underwriters' activities in connection with the underwriting of the Company's shares to the public. The actions seek rescission of the plaintiff's alleged purchases of Company stock and other damages and costs associated with the litigation. The complaints have been transferred for pretrial purposes with approximately 800 other complaints against over 180 publicly-traded companies to a single federal judge in the U.S. District Court for the Southern District of New York. The Company and its officers and directors deny any liability and intend to vigorously defend the allegations against them.

     As previously reported in the Company's Form 10-Q filed with the Securities and Exchange Commission on August 10, 2001, on July 26, 2001, the Company filed a lawsuit in the Superior Court of the Commonwealth of Massachusetts currently captioned Telaxis Communications Corporation v. Alcatel and Alcatel Canada Inc. This suit asserts that Alcatel has failed to honor various contractual obligations and commitments made to the Company and seeks damages arising from those failures. This action is at an early stage, and accordingly the Company cannot predict the outcome.

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

Item 2.  Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

     The Company has not issued or sold any unregistered securities in the three months ended September 30, 2001.

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

     The Company received approximately $71.1 million of net proceeds from the offering. Those net proceeds will be used for working capital and for general corporate purposes. Pending such uses, the net proceeds have been invested in short-term, interest-bearing, investment grade securities or direct or guaranteed obligations of the U.S. government. From the time of receipt through September 30, 2001, the Company has applied $45.1 million of the net proceeds from the offering toward working capital, financing capital expenditures, and funding operating losses.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

Exhibit
Number       Description
------       -----------
10.1         Indemnification Agreement by and between the Company and
             Dr. Raphael Amit dated as of September 11, 2001.
10.2         Stock Settlement Agreement by and between the Company and
             Mervyn N. FitzGerald dated as of September 12, 2001.

         (b)  Reports on Form 8-K

              The Company filed no reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Telaxis Communications Corporation



Date:  November 14, 2001           By:  /s/ Dennis C. Stempel
                                        ---------------------------------------
                                        Dennis C. Stempel,
                                        Vice President, Chief Financial Officer
                                        and Treasurer (principal financial and
                                        accounting officer)