Form 10-K
period 2001-12-31
TELAXIS COMMUNICATIONS CORP
filed 2002-04-01
CIK 712511

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------
                                    FORM 10-K
                           ---------------------------

 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

 [ _ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                        Commission File Number 000-29053

                       Telaxis Communications Corporation
             (Exact name of registrant as specified in its charter)

                 Massachusetts                              04-2751645
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ _ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ _ ]

As of February 28, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company was $14,054,562. Shares of voting and non-voting common equity held by each executive officer, key employee and director identified in Item 10 below and by each person who beneficially owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The aggregate market value has been computed based on a price per share of $1.05, which is the average of the high and low sales prices on February 28, 2002. On such date, the Company had 16,690,531 shares of common stock outstanding.

                             DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant's 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART I

This Annual Report on Form 10-K contains forward-looking statements as defined by federal securities laws. Forward-looking statements are predictions that relate to future events or our future performance and are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause actual results, outcomes, levels of activity, performance, developments, or achievements to be materially different from any future results, outcomes, levels of activity, performance, developments, or achievements expressed, anticipated or implied by these forward-looking statements. Forward-looking statements should be read in light of the cautionary statements and important factors described in this Form 10-K, including Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Safe Harbor for Forward-Looking Statements. We undertake no obligation to update or revise any forward-looking statement to reflect events, circumstances or new information after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

Item 1.  Business.

Overview

We develop and market FiberLeapTM products, which transparently transmit fiber optic signals over a wireless link between two access points. Using our wireless products, fiber optic carriers and enterprises can obtain connectivity at fiber optic data rates and quality of service, but where fiber optic cable itself is not available or is not economically viable. Our current FiberLeapTM 2006 product is a compact, easily deployed product that enables fiberless transmission of data, voice and video communication at fiber rates that are variable from an Optical Cable -3 (or OC-3) rate of 155 Mbps (or Megabits per second) to an OC-12 rate of 622 Mbps.

FiberLeapTM is a fiber optic network extension product that addresses the "fiber gap" - the "last mile" connectivity divide between existing fiber optic network infrastructure and potential revenue-generating subscribers, such as businesses, institutions, and governmental agencies. These potential subscribers may be located in buildings that are not connected to a metropolitan Synchronous Optical Network, or SONET, ring (commonly referred to as an "off-net" building) or in multiple buildings in a private enterprise or campus environment. Our FiberLeapTM products could also be used to connect cellular telephone towers with the existing fiber optic network infrastructure (a connection commonly called "cellular backhaul"). We are not addressing the consumer-level, broadband access market.

FiberLeapTM is designed to integrate directly and transparently into fiber optic network infrastructure, thereby enabling carriers or enterprises to deploy and support FiberLeapTM as if it were a length of fiber optic cable. We believe its simplicity will enable us to address multiple markets, applications, and customers with a common product, thereby providing market diversification with multiple areas of opportunity.

We were formed as a Massachusetts corporation in January 1982 under the name "Millitech Corporation". In 1995, we began to focus the company on the broadband wireless access industry and subsequently developed and produced a large number of Local Multi-point Distribution System (LMDS) point-to-multipoint outdoor units for original equipment manufacturers (OEMs). In December 1999, we changed our name to Telaxis Communications Corporation to reflect our focus on the wireless industry. Our initial success in the LMDS industry led to the initial public offering of our stock in February 2000. Due to changing market conditions, in July 2001, we made the decision to exit the LMDS industry and to focus all of our resources on closing the connectivity gap in fiber networks. Since that time, we have restructured our company to address this new opportunity, FiberLeapTM trial and Beta units have been developed and tested, a new marketing program has begun, and limited production has begun.

Industry Background

The fiber optic network industry is faced with financial stresses due in part to the connectivity gap. Major fiber carriers are having difficulty in generating sufficient revenue to service the debt they incurred as they deployed their core networks. Their revenue difficulties are partially due to their limited ability to close the gap between their core network infrastructure and under-served subscribers that require or desire fiber optic capacity. Carriers typically have to overcome cost, time, technological, and other barriers when trying to close the fiber gap.

Given the revenue difficulties faced by fiber carriers, they are limiting their further capital expenditures. In the current economic climate, it is expected that further fiber network development, especially at the network edge, will focus on deployments where new capital expenditures will be closely followed by new revenue. Connecting new subscribers to existing fiber networks at low incremental cost would fit well in this market reality. We believe that FiberLeapTM products are well suited to this market environment as they could provide fiber network connectivity at the network edge faster and cheaper than new fiber optic cable.

As a result of the capital expenditure reductions by fiber carriers, some potential subscribers are looking elsewhere to satisfy their connectivity needs. For example, enterprises are expected to increasingly turn to network integrators to provide connectivity between their local area networks, or LANs, and storage area networks, or SANs, as their business conditions improve. Cellular network operators are faced with similar connectivity issues when they try to provide backhaul to connect their cellular telephone towers to the rest of their networks. We expect this issue to intensify as subscribers demand increasingly data-intensive mobile services.

Overlaying all of these industry trends is the current desire for increased network redundancy and reduced vulnerability through duplicate and alternative fiber optic paths, which could potentially be provided by FiberLeapTM.

     Fiber Network Connectivity Gap

Industry sources have estimated that over 39 million miles of fiber optic cable have been laid and over $90 billion has been invested in that process, but less than 5% of the installed fiber is generating revenue. At the same time, less than 5% of the estimated 700,000 U.S. commercial buildings with occupancies greater than 100 people are estimated to be served by fiber. This fiber gap has arisen largely for two reasons. First, it is expensive and time-consuming to lay fiber to connect individual businesses to fiber network infrastructure, and the process of laying fiber is often delayed by the need to obtain rights of way and permits. Second, there is a shortage of alternative access solutions that would enable fiber carriers to connect potential customers to the fiber network infrastructure. As a result, much of the existing fiber network infrastructure is significantly underutilized.

     Private Enterprise Networks

Business, government and institutional enterprise network deployments are expected to accelerate as economic conditions improve. These deployments will provide high-speed connections between multiple buildings occupied by the same or affiliated businesses or other enterprises in a campus or business complex setting. Given that public fiber network carriers have curtailed their capital spending programs, enterprises are turning to network integrators to provide LAN-to-LAN and SAN-to-SAN connectivity. These integrators may be more receptive to considering alternative methods of providing connections (such as our
FiberLeapTM products) rather than just fiber optic cable. In addition, high-data-rate next generation fixed wireless LAN systems such as 802.11a could create additional needs for LAN-to-LAN connectivity that could be met with FiberLeapTM. The higher data rate capability within the LAN could generate demand for higher speed connections between LANs. FiberLeapTM could potentially provide the fiber optic connectivity that may be required by these new systems.

     Cellular Backhaul

The need for high-speed connections between cellular telephone towers and the rest of the cellular telephone network is expected to rise dramatically. Use of cellular telephones and other mobile wireless access devices is expected to grow on a worldwide basis. Also, the complexity of cellular signals and amount of data that needs to be backhauled is expected to increase significantly as 2.5G, 3G and other high-data-rate cellular systems are developed and deployed. Backhaul data rates required for some individual cells are expected to increase from 1.5-to-2.0 Mbps for current cellular systems (which can be provided with a typical T-1/E-1 connection) to 1-to-2 gigabits per second (Gbps) for high-data-content 3G cells. These speeds are far beyond the capabilities of the T-1/E-1 connections that are typically used today, thereby providing an attractive market for FiberLeapTM.

     Native Gigabit Ethernet Trend

For fiber carriers that are providing public access services and for businesses providing and/or using LAN/LAN and SAN/SAN connectivity, extending native Gigabit Ethernet into metropolitan core networks is becoming a requirement. Gigabit Ethernet, like SONET, is a standardized method of structuring the transmission of data over networks. Ethernet protocol, which is currently used primarily within business Intranet LANs, is being extended from the desktop into core networks instead of converting data to SONET protocol before entering core networks. This trend is occurring due to technical and cost advantages inherent to Ethernet. The lower costs of Gigabit Ethernet equipment are expected to make it attractive to financially stressed carriers. However, in order for carriers to take full advantage of lower cost Gigabit Ethernet equipment, they will have to address the fiber gap between their core networks and the high percentage of potential subscribers that do not currently have fiber optic connectivity. We believe that FiberLeap(TM) can enable the advantages of native Gigabit Ethernet to be realized in many cases. We are currently developing a product that will transmit native Gigabit Ethernet traffic.

     The Desire for Redundancy and Reduced Vulnerability

There is now a greater emphasis on redundancy in networks, including the use of alternative media in achieving redundancy, plus reduced vulnerability of all media. In addition, there is greater emphasis on distributed network infrastructures to prevent single node network failures. This trend could favorably affect all of the market segments that we are addressing as FiberLeapTM could provide a redundant path of wireless connectivity rather than cable-based connectivity.

Strategy

Our objective is to be the leading provider of wireless equipment addressing fiber network connectivity markets worldwide. Our strategies for serving these markets are to:

     Develop and market wireless equipment that is simple and transparent to fiber optic infrastructure. FiberLeapTM has been designed to provide fiberless or fiber-like connectivity with a wireless link that can be very easily integrated into existing fiber networks. The objective is to enable carriers or enterprises to easily adopt, install, use and support FiberLeapTM as if it were a length of fiber optic cable. This capability could result in lower cost of installation, faster speed of deployment, and quicker returns on investment for carriers or enterprises. It also simplifies our processes of marketing, selling, distributing, and supporting FiberLeapTM. The simplicity of FiberLeapTM will also enable us to address multiple markets with a common, standard product.

     Focus on high-value market segments where the FiberLeapTM value proposition is most attractive. Our objective is to enable our sales force to prepare for, and to close sales for, specifically selected applications where the FiberLeapTM value proposition is strongest. These applications are those for which fiber optic cable itself would normally be used given needs for high data rates, but is not feasible because of physical barriers, higher cost, longer time for installation, or limited availability. The fiber-like nature of FiberLeapTM enables us to use fiber optic carrier financial models that are very similar to those already being used for fiber optic cable to estimate potential revenue generation. We expect this will emphasize the value proposition of our FiberLeapTM products and assist in our selling process.

     Drive product requirements from the needs of the fiber network connectivity market as a whole. In the past, we have traditionally developed products on the basis of specifications provided by OEM customers for vehicular radars and LMDS point-to-multipoint outdoor units. The result was that our products were customized to the needs of particular customers and did not have broad market applicability. With FiberLeapTM, we intend to develop standard products to satisfy the expectations of fiber carrier and enterprise customers in a broad range of markets and applications. This strategy is expected to make our selling process more efficient and to reduce our exposure to fluctuations in specific market segments without the expense of multiple, tailored products.

     Position FiberLeapTM to be the generic brand for its intended application. FiberLeapTM is being positioned as a piece of equipment that an applications engineer or installer in the fiber optic network and equipment industry will select as a "length of cable" to connect two points in a network that would normally be served by fiber optic cable itself. Our objective is to position FiberLeapTM as the preferred solution for specific fiber optic networking needs.

     Exploit our existing capabilities and experience to maintain superior product performance, integrity and reliability. Our core capabilities include the following strengths:

     o Millimeter-wave technology extending to the upper reaches of the millimeter-wave spectrum (30 gigahertz (GHz) to 300 GHz);

     o    Technology for compact, high-performance, cost-effective antennas;

     o Experience in the design and development of millimeter-wave outdoor units that are highly integrated, compact and robust for use in harsh outdoor environments;

     o    Experience  and  capability  in  the   development   and   high-volume
          production of millimeter-wave outdoor units for LMDS;

     o Experience with high-capacity, secure data links for government agencies; and

     o    Proprietary, patented and patent pending FiberLeapTM technologies.

We intend to exploit these capabilities to develop products with performance, integrity and reliability that are superior to any competitive product.

     Create barriers to entry through proprietary and patented technology. As we continue to invest in the development of superior products, we will also strive to develop, maintain and extend a position of competitive superiority by means of proprietary technology and through patent and other intellectual property protection where possible.

     Outsource manufacturing to the extent appropriate while balancing financial performance and business risk. We intend to continually evaluate each part, component, subassembly and final assembly for possible outsourced production in an effort to maximize our financial gain and minimize business risk. We have an ongoing and proactive make/buy discipline to consider and reconsider in-house manufacturing versus outsourced manufacturing of all elements of our products.

Existing and Future Products

The FiberLeapTM product family is being developed to transparently transmit fiber optic signals over a wireless link between two access points without the use of traditional modems. Taking advantage of our core capabilities, the FiberLeapTM product family is being developed to use the large amounts of unallocated spectrum in the millimeter-wave portion of the electromagnetic spectrum, generally considered to extend from 30 GHz to 300 GHz. These products are currently being developed to provide data rates of OC-3 (155 Mbps), OC-12 (622 Mbps), and native Gigabit Ethernet (1.2 Gbps). The use of large amounts of unallocated millimeter-wave spectrum is the key to enabling FiberLeapTM to be a simple product, while providing high data rates very efficiently in terms of dollars per megabit per second.

     FiberLeapTM 2006

Our initial FiberLeapTM product, FiberLeapTM 2006, has been developed with sufficient performance to fill a major portion of the fiber gap being faced by fiber carriers and enterprises. In third party tests, FiberLeapTM 2006 has been demonstrated to be transparent to existing fiber networks. We commenced limited production of the FiberLeapTM 2006 product in the first quarter of 2002.

FiberLeapTM 2006 is a compact, easily deployed product operating in the 60 GHz millimeter-wave band between 57 GHz and 64 GHz. It enables fiberless transmission of data, voice and video communication at variable fiber optic data rates from OC-3 (155 Mbps) to OC-12 (622 Mbps). It is engineered to provide link distances from 600 meters to 1,100 meters with 99.99% availability, depending upon prevailing rainfall rates in the geographic regions where it will be used.

The benefit of operating in the 60 GHz millimeter-wave band is that it is "unlicensed" in the United States - in other words, an operator does not have to acquire a license from the Federal Communications Commission (FCC) to operate in that frequency. However, we expect that customers will require FCC "type approval" of our FiberLeapTM products before commercially deploying (and perhaps even buying) the products. A third-party laboratory has tested the FiberLeapTM 2006 product for compliance with the FCC type approval criteria. We formally submitted our type approval application to the FCC in February 2002, and the formal application process is thus underway. We cannot predict the outcome or completion date of this process. Further, even if our application is granted (assuming it is successful), we believe we will have to obtain a waiver from the FCC of certain portions of the type approval criteria for us to have a type-approved product with the performance described in this Annual Report on Form 10-K. We cannot predict when we will be able to obtain this waiver, if at all.

A FiberLeapTM 2006 product consists of two units, an Access Unit (AU) and a FiberLeapTM Interface Panel (FLIP). The AU contains the transmitter, receiver, antenna, and other electronics for one end of a link. The AU is a self-contained unit connecting to the FLIP with a single cable that incorporates fiber optic as well as power cables. The dimensions for the AU are 10.3" x 10.3" x 8.0", and it weighs nine kilograms. The AU is typically mounted on a 4-inch diameter pole on a rooftop or tower. It can also be mounted on an exterior wall or behind a window.

The FLIP would normally be installed in the communications equipment room of an "off-net" subscriber building or an "on-net" building located at the access point to the metropolitan fiber optic ring infrastructure. The FLIP is a simple breakout panel that connects in-building fiber optic cables and wires to the FiberLeapTM AU. It also contains status lights to indicate the health of the FiberLeapTM link.

     Future Products

Our product strategy flows from our corporate strategies described earlier in this section. In particular, our goal is to develop wireless equipment that is simple and transparent to fiber optic network infrastructure and that is responsive to fiber network connectivity market needs. Our engineers have a wide range of tools available, including the use of various operating frequencies, to address FiberLeapTM product requirements. Operating frequencies are chosen on the basis of product requirements, technical considerations and regulatory considerations in the geographic areas to be served by the products. The millimeter-wave spectrum (30-to-300 GHz), where FiberLeapTM products will operate, provides over 250 GHz of spectrum that is largely unallocated throughout the world. Our expertise in developing products operating in these frequencies provides us flexibility in developing the right product for the right opportunity. Further, regulatory agencies around the world are actively advocating the use of these millimeter-wave frequencies. As new technologies and products are developed, we continue to focus on creating barriers to competitive entry, including through patent and other intellectual property protection.

Customers

We are marketing FiberLeapTM to prospective customers that need fiber optic data rates and quality of service, but where fiber optic cable itself is not available or is not economically viable. Prospective customers include fiber optic network carriers, enterprises, network integrators, and cellular carriers. Network integrators include engineer, furnish and install (EF&I) contractors and OEMs. We expect to serve our customers by means of direct sales and through channel partners such as network integrators, OEMs and distributors. Selection of channel partners will depend upon the value added by channel partners and upon the financial benefit to us and to our partners.

We began our FiberLeapTM marketing activities in mid-2001 and have augmented our activities as FiberLeapTM Beta links and marketing material have become available. We have ongoing discussions with numerous prospective customers. The types of prospective customers currently being pursued, and their potential applications of FiberLeapTM, are as follows:

     o    Major  fiber  optic  network   carriers  -  -  extensions   off  their
          metropolitan SONET rings to off-net buildings.

     o Regional fiber optic wholesale carriers - - extend wholesale service off their metropolitan SONET rings.

     o Regional EF&I contractors - - provide LAN-to-LAN and SAN-to-SAN connectivity within off-net enterprise environments.

     o Major EF&I contractors - - provide enterprise fiber network redundancy and reduced vulnerability.

     o Major enterprises - - provide LAN-to-LAN and SAN-to-SAN connectivity within off-net enterprise environments.

For the year ended December 31, 2001, we had no sales of FiberLeapTM products since we were still developing the initial product. Initial Beta units became available in December 2001. We commenced limited production of the FiberLeapTM 2006 product in the first quarter of 2002. We commenced the limited production run to validate our manufacturing processes and to enable us to deliver initial products promptly upon receipt of orders. We currently have no customers for our FiberLeapTM products.

Manufacturing Operations

We have developed extensive expertise and facilities for automated assembly and testing of millimeter-wave products. All our manufacturing operations have recently been consolidated into a single building, and our production flow lines, work instructions, processes and fixtures have been refined to address the production needs of FiberLeapTM. Our automated assembly and test equipment, shop floor control system, data collection and analysis system, and our enterprise system that were previously developed and used for our LMDS product line are being adapted for use in our FiberLeapTM production.

All of the FiberLeapTM Beta links and limited production units have been manufactured in our existing facilities. In the future, we plan to outsource manufacturing to the extent appropriate while balancing financial gain and business risk. We intend to continually evaluate, on a case-by-case basis for every part, component, subassembly and final assembly associated with FiberLeapTM, whether to make that piece at our facilities or to have that piece manufactured by a third party. Factors involved in the "Make/Buy" decision include adequacy of capacity for production, capital expenditure requirements, maintenance of high quality, cost, and continuity of supply.

Our manufacturing operations include the following facilities and groups:

     o    Module assembly.

     o    Final assembly for complete FiberLeapTM access units

     o    Production test for FiberLeap(TM) modules and access units.

     o    Test engineering for all production test equipment.

     o    Supply chain management.

     o    Quality assurance.

Electronic components and raw materials used in our products are generally obtained from a large number of suppliers. Some components are standard items, and others are manufactured to our specifications. In some special cases, we obtain components from a single source or a limited number of sources. At the present time, we do not have long-term supply agreements with any of these vendors. We try to maintain good relationships with our vendors to mitigate risks associated with single or limited sources of supply. From time to time, we may purchase or commit to purchase extra quantities of selected material due to anticipated needs or market or vendor developments. However, we try to avoid unnecessary long-term obligations and the accumulation of excessive inventory.

Marketing, Sales & Customer Care

Our potential customers include fiber carriers, cellular carriers and enterprises that need connectivity at fiber optic data rates and quality of service, but where fiber optic cable cannot be readily used. The use of a wireless link like FiberLeapTM is a new approach to meeting the demand for fiber network connectivity; and we are a new entrant in the fiber market. As a result, we are pursuing a highly focused, intense marketing, promotional and sales program. We are also paying particular attention to applications engineering, field engineering, and customer care to educate and train key people in prospective customer organizations on the virtues of FiberLeapTM and its value proposition.

     Marketing

In recognition that FiberLeapTM is addressing the fiber network connectivity market, we have revamped our marketing approach and capabilities. The primary objective of our marketing activity is to cause FiberLeapTM to become the "first choice" product for our customers. Our FiberLeapTM marketing activities began to intensify in late 2001 after the first FiberLeapTM Beta link was completed and made available for our marketing activities. Several demonstration links are now available. Our marketing material and our new Website focused on our FiberLeapTM products were completed in February 2002.

     Focus of our Marketing Program

We are carefully focusing our marketing activities on selected prospects in the United States. Our marketing activities are targeting both large and small fiber network carriers, enterprises and other potential customers where our current product, FiberLeapTM 2006, has the best potential to meet customer needs and offers a compelling value proposition. The primary applications being pursued at present are extensions of fiber carriers' metropolitan SONET rings and LAN-to-LAN and SAN-to-SAN connectivity for enterprises. We are approaching fiber carriers through direct marketing, while the enterprise connectivity market is being addressed primarily through network integrators and OEMs. We expect to apply greater resources to the cellular backhaul market as 2.5G, 3G and other high-data-rate cellular expansion occurs. We believe that our most fertile markets are with the numerous carriers, network integrators and enterprises that have already recognized the "fiber gap" problem and have given serious consideration to closing the gap with Free Space Optics equipment.

     Marketing Aids

FiberLeapTM is being promoted via our new Website; collateral material including brochures and data sheets; product demonstrations; instructional material and procedures; product and package labeling; customer seminars; technical presentations; and product road shows. Our new Website (at www.fiberleap.com and at www.tlxs.com) offers both product information and instructional material.

Broad-based advertising is not currently a large part of our marketing activities because we prefer to focus our sales people, demonstration links, collateral material and funding on more carefully targeted audiences. We may later pursue trade shows and other broad-based advertising venues.

     Sales

Our sales force currently includes employees and representatives located in the Eastern United States. They are compensated with commissions based on orders booked, in addition to salaries and retainers.

     Customer Care

A key element of our sales approach is to be highly proactive in addressing customer needs in advance of sale and for the duration of customer relationships. Customer care is considered to be an integral part of the "product" being sold. We provide customer care in the following areas among others:

    o Applications engineering and solutions   o  Product documentation and aids

    o Field engineering and problem resolution o  Training and seminars

    o Spares and repairs







Currently, all of these activities are conducted from our South Deerfield, Massachusetts headquarters. We may establish Customer Care Centers at other locations depending on the deployments of FiberLeapTM.

Research and Development

The basic goal of our research and development activities is to develop wireless equipment that is simple and transparent to fiber optic network infrastructure and that is responsive to fiber network connectivity market needs. We also focus on creating barriers to competitive entry, including through patent and other intellectual property protection. We have a multidisciplinary research and development team consisting of engineers and scientists whose primary specialties are in microwave engineering and millimeter-wave engineering. Over the past ten years, we have also developed substantial expertise in developing millimeter-wave products for use in harsh outdoor conditions. Our research and development team operates with vertically integrated facilities and an extensive complement of computer aided design tools and test equipment. These capabilities enable us to design, develop and validate integrated products, while improving the balance of product cost, performance, and integrity. We also maintain strong relationships with the University of Massachusetts, other universities and various technical organizations to stay abreast of the latest technologies and trends.

     Core Technical Competencies

Our technical core competencies stem from our long experience with millimeter-wave science, technology and products. That experience has enabled us to develop the ability to integrate millimeter-wave and microwave circuits and semiconductor devices with other electronic components into a highly reliable, robust outdoor unit that enables repeatable automated assembly and testing.

In  order  to  combine   millimeter-wave  and  microwave  technologies  into  an
integrated outdoor unit for FiberLeapTM, we have developed additional expertise in several areas, including:

     o    Patented antennas integrated into outdoor unit housings

     o    Proprietary power amplifiers

     o    Direct modulation designs

     o    Microcontroller driven adaptation and telemetry

     o    Material selection and mechanical assemblies

     o    Product integrity

Competition

The market for wireless fiber network connectivity equipment is rapidly evolving and highly competitive. A number of large fiber optic and telecommunications equipment suppliers, as well as a number of smaller companies, have developed or are developing products that compete with ours. Many of our competitors are substantially larger than we are and have significantly greater financial, sales, marketing, distribution, technical, manufacturing, and other resources. These competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to gain market share rapidly. We expect to face increasing competitive pressures from both current and future competitors in the markets we serve, particularly if we are successful with our FiberLeapTM products.

The alternative technologies for addressing the fiber network connectivity market include other high-frequency, high-data-rate millimeter-wave products; lasers (also called Free Space Optics (FSO)); traditional millimeter-wave radios; and fiber optic cable itself. At the present time, we know of only three companies with high-frequency, high-data-rate millimeter-wave products similar to FiberLeapTM. These three companies are Harmonix Corporation, SierraCom, a division of Sierra Networks, and Loea, a division of Trex Enterprises. We believe several other companies are using the 60 GHz frequency for products with lower data rates than our FiberLeapTM products and others are exploring the technologies necessary for a high-frequency, high-data-rate millimeter-wave product. These competitors may have or develop products that are superior to ours in performance, cost, technological approach, durability, and other criteria. There are a number of companies developing and/or supplying FSO equipment, including Canon, Lightpointe, Terabeam, and fSONA. There are a number of companies developing and/or supplying traditional millimeter-wave radios, including DMC Stratex, Harris, Alcatel, Ericsson, Nera, P-Com, NEC, and Ceragon.

In addition to these technologies, there are other high-speed solutions (such as digital subscriber lines, cable modems, and T-1/E-1 dedicated lines) that could be viewed as competing with our FiberLeapTM products. However, these technologies provide much lower data rates than our FiberLeapTM products and serve different markets and therefore do not directly compete. We believe an element of the success of our FiberLeapTM products will be the proper positioning and description of the capabilities of our products to minimize the chance of confusion with other, lower data rate technologies.

Many of these alternative technologies can take advantage of existing installed infrastructure and have achieved significantly greater market acceptance and penetration than our FiberLeapTM products. We expect to face increasing competitive pressures from both current and future technologies in the fiber network connectivity market, particularly if we are successful with our FiberLeapTM products.

The rapid technological developments within the fiber network connectivity equipment industry result in frequent changes to our group of competitors. The principal competitive factors in our market include price; product performance, quality, features and inter-operability; ability to manufacture and distribute products; product availability; relationships with potential customers; technical support and customer service; and brand recognition.

Intellectual Property

We attempt to preserve and protect our product and manufacturing process designs and other proprietary technology. We rely on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality agreements, to establish and protect our proprietary rights. We generally require employees, consultants, business partners, and others doing business with us to sign confidentiality and nondisclosure agreements on a routine basis. Our success depends to a significant degree upon the preservation and protection of our product designs and other proprietary technology. Although we employ a variety of intellectual property in the development and manufacturing of our products, we believe that none of our intellectual property is individually critical to our current operations. However, taken as a whole, we believe our intellectual property rights are significant. See Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor for Forward-Looking Statements.

We have been granted two material United States patents, which relate to our antenna and access unit design and will remain in force until September 2018 and 2019. In addition, we have six material United States patent applications pending. We have counterpart patents pending in several international jurisdictions. We plan to continue to pursue intellectual property protection in foreign countries (primarily in the form of international patents) in instances where the technology covered is considered important enough to justify the added expense. We have an active patent disclosure, application and filing process in place, with incentive bonuses paid to employee inventors at key steps in the process.

Employees

On February 28, 2002, we had 79 employees. On that date, we employed 36 people in engineering, 23 people in our manufacturing operations, 6 people in marketing, sales and customer service, and 14 people in finance and administration. We are not a party to any collective bargaining agreement. We believe that relations with our employees are good.

Item 2.  Properties.

We lease approximately 66,000 square feet of facilities comprised of two buildings in South Deerfield, Massachusetts. One building is used for engineering and the other for manufacturing. The term of the lease of the two buildings expires in

October 2005. Approximately 15,000 square feet of space is currently unused and available for future expansion. We expect that our current facilities will be adequate to meet foreseen needs. To the extent we determine to open customer care centers, we believe adequate space will be available at customary commercial rates.

Item 3.  Legal Proceedings.

During the period from June 12 to September 13, 2001, four purported securities class action lawsuits were filed against us in the U.S. District Court for the Southern District of New York, Katz v. Telaxis Communications Corporation et al., Kucera v. Telaxis Communications Corporation et al., Paquette v. Telaxis Communications Corporation et al., and Inglis v. Telaxis Communications Corporation et al. The complaints also name one or more of the underwriters in our initial public offering and certain of our officers and directors. The complaints allege violations of the federal securities laws regarding statements in our initial public offering registration statement concerning the underwriters' alleged activities in connection with the underwriting of our shares to the public. The actions seek rescission of the plaintiff's alleged purchases of our stock and other damages and costs associated with the litigation. The complaints have been assigned along with approximately 1,000 other complaints making substantially similar allegations against approximately 300 other publicly-traded companies and their IPO underwriters to a single federal judge in the U.S. District Court for the Southern District of New York for consolidated pre-trial purposes. We and our officers and directors deny any liability and intend to vigorously defend the allegations against us.

     On July 26, 2001, we filed a lawsuit in the Superior Court of the Commonwealth of Massachusetts against a former customer. This lawsuit was transferred to the United States District Court for the District of Massachusetts. This suit asserts that Alcatel has failed to honor various contractual obligations and commitments made to us and sought damages arising from those failures. This action was settled in March 2002. The principal terms of the settlement are an immediate, one-time payment of $1.7 million from Alcatel to us and mutual general releases.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the three months ended December 31, 2001.

                                     PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters.

Market Information

On February 2, 2000, we completed an initial public offering (``IPO'') of our common stock. Our common stock is quoted on The Nasdaq Stock Market's National Market, under the symbol "TLXS". Before the IPO, there was no established public trading market for our common stock.

The following table shows the high and low sales prices of our common stock for each indicated fiscal period as reported by The Nasdaq Stock Market:

        Fiscal Year 2000                         High               Low
        ----------------                         ----               ---
        First Quarter (ended 3/31/00)           $120.25             $43.563
        Second Quarter (ended 6/30/00)           $79.438            $17.063
        Third Quarter (ended 9/30/00)            $36.125             $4.063
        Fourth Quarter (ended 12/31/00)           $7.50              $0.688

        Fiscal Year                              High               Low
        -----------                              ----               ---
        2001
        First Quarter (ended 3/31/01)             $2.781             $1.00
        Second Quarter (ended 6/30/01)            $1.438             $0.52
        Third Quarter (ended 9/30/01)             $0.73              $0.24
        Fourth Quarter (ended 12/31/01)           $0.94              $0.20

As of February 28, 2002, the number of stockholders of record of our common stock was approximately 256.

We have never declared or paid any cash dividends on any class of our common equity. We currently intend to retain any future earnings to fund the development and growth of our business and currently do not anticipate paying cash dividends in the foreseeable future.

Use of Proceeds from Registered Offerings

On February 1, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-87885) filed in connection with the initial public offering of 4,600,000 shares of our common stock.

We received approximately $71.1 million of net proceeds from the offering. Those net proceeds are being used for working capital and general corporate purposes. Pending such uses, the net proceeds have been invested in short-term, interest-bearing, investment grade securities or direct or guaranteed obligations of the U.S. government. From the time of receipt through December 31, 2001, we have applied approximately $49.6 million of the net proceeds from the offering toward working capital, financing capital expenditures, and funding operating losses.

Item 6.  Selected Financial Data.

Set forth below is certain of our historical selected financial data which has been derived from the audited financial statements of the Company for each of the respective years. We have never declared or paid any cash dividends.

                                                       Year Ended December 31,
                                      -----------------------------------------------------------
                                         2001       2000        1999       1998         1997
                                      -----------------------------------------------------------
                                                (in thousands, except per share data)
  Statement of Operations Data:
  Sales.............................. $    1,929 $   24,753  $    9,720 $     2,386 $     1,733
  Loss from continuing operations....    (27,062)   (37,634)     (8,293)    (11,253)     (6,712)
  Basic and diluted loss per share
    from continuing operations.......       (1.62)     (2.54)     (13.68)    (22.87)     (14.16)



                                      -----------------------------------------------------------
                                                             December 31,
                                      -----------------------------------------------------------
                                         2001       2000        1999       1998         1997
                                      -----------------------------------------------------------
                                                            (in thousands)
Balance Sheet Data:
  Total assets....................... $   29,692 $   65,538  $   25,297 $    14,955 $    20,059
  Long-term debt and capital lease
    obligations, net of current
    portion..........................      1,574      3,225       2,385       1,047       1,690
  Total liabilities..................      6,318     15,439      11,925       6,753       9,632
  Redeemable preferred stock.........         --         --      47,793      32,793      25,425
  Total stockholders' (deficit)
  equity.............................     23,374     50,099     (34,421)    (24,591)    (14,999)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are currently developing and marketing FiberLeapTM products, which transparently transmit fiber optic signals over a wireless link between two access points. Using our wireless products, fiber optic carriers and enterprises can obtain connectivity at fiber optic data rates and quality of service, but where fiber optic cable itself is not available or is not economically viable. Our current FiberLeapTM 2006 product is a compact, easily deployed product that enables fiberless transmission of data, voice and video communication at fiber rates that are variable from an OC-3 rate of 155 Mbps to an OC-12 rate of 622 Mbps.

We commenced operations in 1982 and, prior to 1999, derived the significant majority of our sales from our millimeter-wave products business segment. Millimeter waves are electromagnetic waves having wavelengths between one and ten millimeters and frequencies from 30 GHz to 300 GHz. In August 1999, we adopted a plan to focus all of our resources on our broadband connectivity business (then focused on point-to-multipoint outdoor units) and to dispose of the millimeter-wave products segment. We decided to dispose of this segment because it would have required us to reallocate financial and management resources from the broadband point-to-multipoint outdoor unit business. The segment was sold on February 8, 2000. As a result, we have presented the operations of the millimeter-wave products segment as a discontinued operation in our financial statements. The following management's discussion and analysis focuses on our broadband connectivity business.

Due to changing market conditions, in July 2001, we made the decision to exit the point-to-multipoint outdoor unit business and to focus all of our resources on closing the connectivity gap in fiber networks. Since that time, we have restructured our company to address this new opportunity, FiberLeapTM trial and Beta units have been developed and tested, a new marketing program has been initiated, and limited production has begun.

For the year ended December 31, 2001, approximately 99% of our sales were to a customer located in Canada and our remaining sales were to customers located in the United States. For the year ended December 31, 2000, approximately 93% of our sales were to a customer located in Canada, and 4% of our sales were to customers located in the United States. For the year ended December 31, 1999, approximately 88% of our sales were to a customer located in Canada and 12% of our sales were to customers located in the United States. Sales to customers located outside the United States may continue to represent a significant portion of our total sales.

Results of Operations

The following table provides continuing operations data as a percentage of sales for the periods presented. The percentages may not add due to rounding.

                                                                    Year Ended December 31,
                                                                 ----------------------------
                                                                    2001      2000     1999
                                                                 ----------------------------
  Sales.........................................................    100.0%    100.0%  100.0%
  Cost of sales.................................................    333.9     119.6    93.0
  Charges relating to excess inventory on hand and on order.....     --        71.7    --
  Inventory restructuring cost..................................    257.2      --      --
                                                                   ------    ------  ------

  Gross margin (loss)...........................................   (491.1)    (91.3)    7.0
  Operating expenses
    Research and development, net...............................    320.1      34.8    50.1
    Selling, general and administrative.........................    352.6      36.5    37.2
    Other restructuring costs...................................    346.7      --      --
                                                                   ------    ------  ------
       Total operating expenses.................................  1,019.3      71.3    87.3
  Operating loss................................................ (1,510.4)   (162.6)  (80.3)
  Other income (expense)........................................    107.5      10.6    (5.0)
                                                                   ------    ------  ------

  Loss from continuing operations before income taxes........... (1,402.9)   (152.0)  (85.3)
  Income tax benefit............................................     --        --      --
                                                                   ------    ------  ------

  Loss from continuing operations............................... (1,402.9)%  (152.0)% (85.3)%
                                                                 ========    ======   =====

Years Ended December 31, 2001, 2000 and 1999

     Sales

Sales decreased 92% to $1.9 million in 2001 from $24.8 million in 2000. Sales increased 155% from $9.7 million in 1999 to $24.8 million in 2000. The decrease in sales from 2000 to 2001 resulted from a decrease in shipments of our planar products from $23.4 million in 2000 to $1.9 million in 2001 due to reduced demand for our products resulting from a general industry decline, our discontinuation of shipments to our former major customer Alcatel, and our decision to exit our point-to-multipoint outdoor unit product line. The increase in sales from 1999 to 2000 primarily reflects an increase in shipments of our planar products to approximately $23.4 million in 2000 from $8.2 million in 1999. Sales in units of our planar products were 565 in 2001, 13,709 in 2000 and 3,755 in 1999.

     Cost of Sales

Cost of sales consists of component and material costs, direct labor costs, warranty costs, overhead related to manufacturing our products and customer support costs. Cost of sales decreased $23.2 million to $6.4 million in 2001 from $29.6 million in 2000. Cost of sales increased $20.6 million to $29.6 million in 2000 from $9.0 million in 1999. The decrease in cost of sales from 2000 to 2001 was attributable to the decreases in sales of our planar products to Alcatel. The increase in cost of sales from 1999 to 2000 was attributable primarily to increased shipments of our planar products. Gross margins were a negative 491% in 2001, a negative 91% in 2000 and a positive 7% in 1999. The decline in gross margin from 2000 to 2001 was primarily the result of charges for inventory restructuring cost of approximately $5.0 million in 2001 and the impact of this charge and the absorption of manufacturing overhead on the lower sales volume in 2001. The decline in gross margin from 1999 to 2000 was primarily a result of charges of $17.7 million related to excess inventory on hand and on order. These charges were the result of the continuing evaluation of the relationship with a major customer, Alcatel. Excluding the effect of the charges related to excess inventory on hand and on order, gross margin for the year ended December 31, 2000 would have been negative 20%. This portion of the negative gross margin was principally due to increases in equipment and personnel to support the forecasted delivery requirements of our customers, the costs associated with qualification and initial production at our contract manufacturing location in Canada, and the effects of significant reductions in production volume in the second half of 2000. In the third quarter of 2000, we incurred a charge of $1.9 million to reserve for obsolete inventory, which resulted from changes in product configuration and shifts in customer demand. In the fourth quarter of 2000, the $17.7 million charge related to excess inventory on hand and on order resulted from significant declines in requirements for Alcatel. Procurements and commitments for material placed earlier in 2000 were reviewed and evaluated in the context of the Alcatel relationship, resulting in a write down to their expected net realizable value. In the third quarter of 2001, we made the decision to exit the point-to-multipoint ODU business and as a result, we incurred a charge of $5.0 million for inventory restructuring cost to writedown the value of our remaining point-to-multipoint ODU inventory to its estimated net realizable value.

     Research and Development Expenses

Research and development expenses consist primarily of personnel and related costs associated with our product development efforts. These include costs for development of products and components, test equipment and related facilities. Gross research and development expenses decreased 30% to $6.4 million in 2001 from $9.2 million in 2000. Our gross research and development expenses were $6.0 million in 1999. The decrease from 2000 to 2001 is attributable to the decrease in the size of our research and development staff from 72 personnel at the end of 2000 to 36 at the end of 2001, and to reductions in development material, capital equipment and related facilities and support costs. These decreases resulted from the reduction in our product development requirements as our business with Alcatel declined and the global telecommunications equipment market continued to weaken. The increase from 1999 to 2000 reflects significant investments to further enhance our planar product design to accommodate low cost, high volume manufacturing and expand our designs for additional customer requirements. These activities required us to substantially increase the size of our research and development staff by 50% to 72 personnel at the end of 2000 from 48 at the end of 1999. Customer funding of development projects decreased 57% to $266,000 in 2001 from $612,000 in 2000. Customer funding of development projects decreased 43% from $1.1 million in 1999. Some of our customers have provided funding to offset our development costs for specific products. Net of customer reimbursements, our research and development expenses decreased 28% to $6.2 million in 2001 from $8.6 million in 2000 and increased 77% from $4.9 million in 1999.

     Selling, General and Administrative Expenses

Selling,  general and  administrative  expenses  consist  primarily  of employee salaries and associated costs for selling, marketing, customer support, information systems, finance, legal, and administration. Selling, general and administrative expenses decreased 25% to $6.8 million in 2001 from $9.0 million in 2000. Selling, general and administrative expenses increased 150% to $9.0 million in 2000 from $3.6 million in 1999. The decrease from 2000 to 2001 resulted from decreasing our number of personnel in these areas from 37 at the end of 2000 to 21 at the end of 2001, and from decreases in related spending. The increase from 1999 to 2000 was primarily related to expenditures to support the Company's growth and operation as a public company. The Company increased spending for travel, trade shows, and consulting in an effort to expand its customer base. Additionally, the Company incurred increased expenditures for recruitment of technical personnel and senior management positions.

     Other Income (Expense)

Other income (expense) consists of interest and dividends earned on cash, cash equivalents and marketable securities offset by interest expense and miscellaneous non-operating expenses. Total other income decreased 21% to $2.1 million in 2001 from $2.6 million in 2000. Total other income increased 641% to $2.6 million in income in 2000 from $484,000 in expense in 1999. The decrease in total other income from 2000 to 2001 resulted from a decrease in interest and dividends earned on cash and marketable securities to approximately $1.6 million in 2001 from approximately $3 million in 2000. Partially offsetting this decrease was income of $1 million recorded in the fourth quarter of 2001 for the increase in valuation of a note receivable. The change in other expense from 1999 to other income in 2000 was primarily due to interest and dividends earned on proceeds from the Company's initial public offering. Interest expense decreased to $578,000 in 2001 from $610,000 in 2000 due to the lower outstanding balances for long term debt and capital lease obligations. Interest expense decreased from $756,000 in 1999 primarily due to the amortization of $284,000 for a discount on subordinated promissory notes in 1999.

     Income Tax Benefit

No tax benefit has been recorded in 2001, 2000 and 1999 due to the uncertainty in deducting current losses against future taxable income.

Liquidity and Capital Resources

Since 1997, we have financed our operations primarily through the sale of redeemable preferred stock, from proceeds of our initial public offering in February 2000 and, to a much lesser extent, from cash generated by our discontinued operations. We have also issued subordinated notes and used equipment lease financing and bank lines of credit to provide cash. The 2000 events of default disclosed in the footnotes to the financial statements relate to the failure to meet a minimum sales revenue growth requirement, required under our line of credit facility, in effect during 2000. The line of credit expired on November 30, 2000 and was not renewed by the Company. We raised net proceeds of $12.9 million in 1999 from the issuance of redeemable preferred stock.

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

At December 31, 2001, we had cash and cash equivalents of $15.9 million and marketable securities of $5.6 million.

At December 31, 2001, we had approximately $1.2 million in long-term debt, of which $150,000 is due through June 2003 with an interest rate of 10%, and $1,059,000 is due through November 2003 with an interest rate of 12%.

At December 31, 2001, we had approximately $2.9 million in capital lease obligations, which are due through 2005.

Cash used in operating activities in 2001 was $17.2 million compared to $30.4 million in 2000 and $9.6 million in 1999. Cash used in operating activities has primarily represented funding of our net losses and inventory build to meet expected future production requirements.

Cash provided by investing activities in 2001 was $7.3 million compared to cash used in investing activities of $17.8 million in 2000 and $2.5 million in 1999. In 2001, cash provided by investing activities resulted from the sale of marketable securities. In 2000, cash used in investing activities related to the purchase of marketable securities and the purchase of equipment. In 1999, this amount related primarily to the purchase of equipment used in our manufacturing and research and development activities.

Cash utilized by financing activities in 2001 was $2.1 million compared to cash provided by financing activities of $69.5 million in 2000 and $16.1 million in 1999. In 2001, the financing activities consisted primarily of repayments of long term debt and capital lease obligations. The financing activities in 2000 consisted primarily of the proceeds from our initial public offering. The financing activities for 1999 consisted primarily of the sale of redeemable preferred stock and the issuance of term notes collateralized by equipment.

Our 2002 and future cash requirements will depend upon a number of factors, including the timing and extent of growth in our FiberLeap(TM) product line and the timing and level of research and development activities and sales and marketing campaigns, and our ability to generate sales orders while controlling manufacturing and overhead costs . We believe that our cash, cash equivalents and marketable securities balances at December 31, 2001 will provide sufficient capital to fund our operations for at least 12 months. Thereafter, we may require additional capital to fund our operations. In addition, from time to time we evaluate opportunities to acquire complementary technologies or companies. Should we identify any of these opportunities, we may need to raise additional capital to fund our operations and the acquisitions. There can be no assurance that additional financing will be available to us on favorable terms or at all.

Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties, many of which are out of our control. Actual results could vary materially as a result of a number of factors, including those discussed below in ``Safe Harbor for Forward-Looking Statements.''

As of December 31, 2001, we had cash and cash equivalents of $15.9 million. Substantially all of these amounts consisted of highly liquid investments with remaining maturities at the date of purchase of less than 90 days. As of December 31, 2001, we had marketable securities of $5.6 million which consisted of municipal and government bonds and commercial paper with maturities through November 2002. These investments are exposed to interest rate risk and will decrease in value if market interest rates increase. We believe a hypothetical increase in market interest rates by 10 percent from the December
31, 2001 rates would not cause the fair value of these investments to decline significantly, since the Company's investments mature within one year. Although an immediate increase in interest rates would not have a material effect on our financial condition or results of operations, declines in interest rates over time will reduce our interest income.

We do not own any material equity investments. Therefore, we do not currently have any direct equity price risk. In the past three years, all sales to international customers were denominated in United States dollars and, accordingly, we were not exposed to foreign currency exchange rate risks.

Safe Harbor for Forward-Looking Statements

     General Overview

This Annual Report on Form 10-K contains forward-looking statements as defined by federal securities laws which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, intentions, projections, developments, future events, performance or products, underlying assumptions and other statements which are other than statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as ``may,'' ``will,'' ``should,'' ``expects,'' ``intends,'' ``plans,'' ``anticipates,'' "contemplates," ``believes,'' ``estimates,'' ``predicts,'' ``projects,'' ``potential,'' ``continue,'' and other similar terminology or the negative of these terms. From time to time, we may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this Form 10-K, including those set forth below, and any other cautionary statements which may accompany the forward-looking statements. In addition, we undertake no obligation to update or revise any forward-looking statement to reflect events, circumstances or new information after the date of this Form 10-K or to reflect the occurrence of unanticipated or any other subsequent events, and we disclaim any such obligation.

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


     Cautionary Statements

In addition to other factors and matters discussed elsewhere in this Form 10-K, in our other periodic reports and filings made from time to time with the Securities and Exchange Commission, and in our other public statements from time to time (including, without limitation, our press releases), some of the important factors that, in our view, could cause actual results to differ materially from those expressed, anticipated or implied in the forward-looking statements include, without limitation, the following:

     o Significant Change in our Business. In July 2001, we announced that we are going to focus on our FiberLeapTM product line and exit our old point-to-multipoint outdoor unit product line. As a result, it is difficult to predict our future prospects in this market based on our limited history. Many of the cautionary statements contained in this Form 10-K are particularly relevant in light of this recent decision. Our future depends on our ability to develop, market, and gain market acceptance of our FiberLeapTM products. We have limited experience with this new product line and in the markets the FiberLeapTM products address. We currently have no customers for our FiberLeapTM products. We are still in the process of developing our FiberLeapTM product line. We do not have all governmental approvals necessary for the commercial sale and deployment of our FiberLeapTM products. There can be no assurance that we will be successful in developing the FiberLeapTM product line, obtaining customers for our FiberLeapTM products, obtaining all necessary governmental approvals at all or in a timely manner, or addressing the other issues inherent in entering a new line of business. These issues, together with many of the other cautionary statements contained in this Form 10-K (including, without limitation, our having limited capital), could have an adverse affect on our business, financial condition, results of operations, and viability as an ongoing company.

     o Requirement to Generate Customers. We currently have no customers for our FiberLeapTM products. There can be no assurance that we will be able to obtain customers for our FiberLeapTM products at all or in a timely manner. There are many factors that influence a potential customer's decision whether or not to buy our products, some of which are within our control and many of which are not. Potential customers may request terms of sale that are unacceptable to us. The sales process may be quite lengthy even if successful. Even if we are successful in obtaining customers, we may be dependent on only a few customers due to capacity constraints. These issues could have an adverse affect on our business, financial condition, results of operations, and viability as an ongoing company.

     o Market Uncertainty. We have limited experience with our new FiberLeapTM product line and in the markets our FiberLeapTM products address. We are developing very high data rate products and are focusing our marketing and sales efforts on only those end-users who need or desire very high data rate transmission capabilities. This market is much smaller than the broad-based market of end-users desiring general broadband access. There may be an insufficient number of end-users who need or desire (and are willing to pay for) the high data rate capabilities of our products, particularly given the short operating range of our products (approximately 600 to 1,100 meters). Lack of a sufficiently large market could adversely affect our ability to sell our products at all or at the prices we currently contemplate. Further, while our products are designed to operate as if they were a piece of fiber optic cable, they are wireless in nature and therefore based on a different technology than that typically used in the markets we are now addressing. This difference could hinder, delay or prevent sales of our products. Our initial FiberLeapTM product operates in an unlicensed frequency band at 60 GHz. Customers may be reluctant or unwilling to utilize products operating in that unlicensed band given the possibility of interference from other products operating in that same band. This concern may be particularly applicable for our products given the very high data rate transmission capabilities of our products. Also, customers may establish very high standards for quality, durability, and other criteria for our products due to the very high data rate transmission capabilities of our products. We may be unable to meet those criteria at all or on economic and other terms acceptable to us.

     o    Limited  Capital.  Our  operations to date have  required  substantial amounts of capital. As of the end of December 2001, we had approximately $21.5 million in cash, cash equivalents, and marketable securities. While we believe that our cash on hand will be sufficient to meet our working capital and capital expenditure needs for the next twelve months, we may need or want to raise additional capital. Our capital requirements will depend on numerous factors, including the commercial acceptance of our products, the timing and extent of demand for our products, potential changes in strategic direction, and the costs of our research and development efforts. Additional financing may not be available on favorable terms, if at all. If we cannot raise the additional capital we may need or want on acceptable terms, we may not achieve our business goals. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders may be reduced, the value of their holdings of our stock may be diluted, and such equity securities may have rights, privileges or preferences senior to those of our common stock. Alternatively, we may need to incur substantial debt or contingent obligations, which could adversely affect our cash flow, results of operations, financial condition, and business. Depending on the investors in any equity or debt offering, we may injure our relationships with investors, customers, suppliers and others.

     o Government Approvals. We believe that customers will require "type approval" of our FiberLeapTM products from the United States Federal Communications Commission (FCC) before commercially deploying our FiberLeapTM products. Further, customers may well require this "type approval" before buying or agreeing to buy our FiberLeapTM products. We submitted our formal type approval application in February 2002. In addition to that formal type approval application, we believe we will need to obtain a waiver from the FCC of certain portions of the type approval criteria for us to have a type-approved product with the performance and other characteristics described in this Annual Report on Form 10-K. We cannot predict the outcome or completion date of this process. Obtaining those approvals and/or waivers may be a long, expensive process, even if we are ultimately successful. Delays in obtaining those approvals and/or waivers could hinder market acceptance of our products, delay our obtaining customers for our products and our selling our products, and adversely affect our ability to market the products given our limited capital. We expect that failure to obtain or extended delay in obtaining those approvals and/or waivers would have a material adverse impact on our viability as an ongoing company.

     o Pending Stockholder Litigation. We, as well as some of our directors and officers, currently are party to four purported securities class action lawsuits. These lawsuits arose out of the underwriters' alleged activities in connection with the underwriting of our shares to the public in our initial public offering in February 2000. The lawsuits have been assigned along with approximately 1,000 other lawsuits making substantially similar allegations against approximately 300 other publicly-traded companies and their IPO underwriters to a single federal judge for consolidated pre-trial purposes. These lawsuits are at an early stage, and accordingly we cannot predict the outcome. Defending lawsuits of this nature can be a lengthy, expensive process, and there can be no assurance that we will prevail. Even if we prevail, the costs associated with these lawsuits could be substantial. In addition, these lawsuits could have other adverse impacts on us such as management distraction, adverse publicity, adverse reaction from the financial markets, and adverse reaction from our customers. The difficulties and uncertainties relating to these lawsuits very likely may be increased and complicated given the large number of pending similar cases and other parties involved. Although we currently don't expect these impacts to have a material adverse effect on our business, financial condition or results of operations, there can be no assurance as to the ultimate outcome of these lawsuits.

     o Continued Nasdaq Listing Issues. Our common stock is currently traded on the Nasdaq National Market. One of the requirements for continued listing is that the price of our stock must remain above $1.00. Our stock price was below $1.00 for much of 2001 and has been both above and below $1.00 in 2002. If our stock price remains below $1.00 for at least thirty consecutive trading days, Nasdaq will commence the delisting process. There can be no assurance that our stock price will remain above $1.00. If the delisting process is commenced, we may take certain actions to attempt to increase the price of our stock. While there are many actions that may be taken to attempt to increase the price of our stock, two of the possibilities are a reverse stock split and a stock repurchase. Any such actions (even if successful) may have adverse effects on us, such as adverse reaction from employees, investors and financial markets in general, adverse publicity, and adverse reactions from customers. There are other requirements for continued listing on the Nasdaq National Market, such as having a minimum of $4.0 million of net tangible assets, $5.0 minimum value of public float, 400 round lot stockholders, and two market makers. There can be no assurance that we will continue to meet these listing requirements. Should our stock be delisted from the Nasdaq National Market, we may have our stock listed on the Nasdaq SmallCap Market (if we meet the requirements for listing on that market) or traded on the OTC Bulletin Board. These alternatives may result in a less liquid market available for existing and potential stockholders to buy and sell shares of our stock and could further depress the price of our stock.

     o Inability to Predict Date of Profitability. We have incurred substantial losses and may not be profitable in the future. We cannot predict when we will become profitable. Our failure to achieve profitability within the time frame investors expect may cause the market price of our stock to decline.

     o Fluctuation in Quarterly Results. Our sales and operating results are likely to fluctuate significantly and may fail to meet or exceed the expectations of securities analysts or investors, causing our stock price to fall. Factors that could cause our quarterly results to fluctuate include the timing of obtaining customers for our FiberLeapTM products, the timing and size of orders for our products, the mix of our product sales, the hiring and loss of personnel, timing of expenditures for research and development activities, our expected lengthy sales cycle which makes it difficult to predict our future business operations and make plans for the future, our manufacturing capacity constraints and our ability to fulfill orders, our inability to obtain components and test and manufacturing equipment at the prices and times and in the quantities we need, the timing of our investments in additional manufacturing capacity, unexpected poor assembly or test yields for our products, price competition, new product introductions by us or by our competitors, disruptions in delivery of products manufactured by subcontractors or of components or subsystems provided by third-party suppliers, seasonal factors that may affect capital spending by customers, such as the varying fiscal year ends of customers, political instability, regulatory developments, conditions affecting the telecommunications industry generally or general economic conditions, acquisitions, and other factors described in this section.

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

     o Dependence on Key Personnel. Our performance is substantially dependent on the performance of our executive officers and other key employees. We no longer have key-man life insurance on any of our executive officers or other key employees. We do not currently have a succession plan in place. Loss of the services of any of our key executive officers or other key employees could have a material adverse effect on our business, financial condition and results of operations.

     o Reliance on Third-Party Suppliers. Our products include single-source and other critical components, and our inability to obtain these components at the prices we desire could halt production and could hurt our sales and lower our margins. Further, our inability to obtain these components in the quantities and at the times we desire could hurt our ability to expand our business as rapidly as we would like. We typically do not have any long-term supply agreements with these vendors. Inability to develop alternative sources for these components or to obtain sufficient quantities of components could result in delays or reductions in product shipments. In the event of a reduction or interruption in the supply of a key component, a significant amount of time could be required to qualify alternative suppliers and receive an adequate flow of replacement components. Reconfiguration of our products to adapt to new components may also be required and could entail substantial time and expense. In addition, because the process of manufacturing certain of these components is extremely complex, our reliance on the suppliers of these components exposes us to potential production difficulties and quality variations, which could negatively affect the cost and timely delivery of our products. The historical fluctuation in our business may make current or potential suppliers unwilling or reluctant to supply components to us in the future at all or on acceptable terms.

     o Difficulties in New Business Lines. We have recently focused on our FiberLeapTM product line. We may be unable to realize the anticipated benefits from focusing on this product line. We may be unable to successfully enter into the new areas of business addressed by our FiberLeapTM products. We may incur unanticipated costs, liabilities or delays in attempting to enter those new business areas.

     o Difficulties in Developing New Products. We may be unable to develop, manufacture or supply new technology and new products (including, without limitation, our current and contemplated FiberLeapTM products) with the features, performance, cost and other characteristics as currently contemplated or as desired by our customers or the market in general. Any new technology and new products we develop may not gain the market acceptance we anticipate. Development of new technology and new products may take longer than we expect, take more resources than we expect, and distract us from other portions of our business.

     o Product Improvements. The market for telecommunications products and services is subject to rapid technological change, evolving industry standards, rapid changes in customer requirements, and frequent product and service introductions and enhancements. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that may supplant or provide lower-cost or better performing alternatives to our products. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. We may be unable to achieve the continuing cost reductions and technological improvements required for our products to remain competitive. Market acceptance of our products, and our success, may depend in part on our ability to reduce the per-unit cost of our products over time. There can be no assurance that we will be able to keep pace with competitive pricing pressures or technological developments.

     o Delays in Development, Manufacture or Supply of Products. We may not be able to develop, manufacture or supply our products as quickly as our customers require or would like. We may have to allocate production of our products among our customers, to the extent we are permitted to do so. This manufacturing constraint could cause us to lose sales, damage our reputation, incur financial liabilities, and jeopardize our long-term prospects.

     o Difficulty in Estimating Costs. We expect that a large proportion of our sales will be made pursuant to contracts that require delivery of products over several quarters or years. We expect that the prices of products sold under these contracts, at least initially, will be based at least in part on our estimate of our costs to develop and supply these products. We may have limited ability to increase our prices in the future. If we incur higher costs than estimated in performing under these contracts, it could have a material adverse effect on our results of operation and financial condition.

     o Intellectual Property Protection. Our future success will depend in part on our ability to protect our proprietary product designs and manufacturing process and other proprietary technology. Our intellectual property rights, and our ability to enforce those rights, may be inadequate to prevent others from using our technology or substantially similar technology they may independently develop. The use of that technology by others could eliminate any competitive advantage we have, cause us to lose sales and otherwise harm our business. A significant portion of our proprietary technology is know-how, and employees with know-how may depart before transferring their know-how to other employees. Moreover, the laws of other countries where we may market our products may afford even less protection for our intellectual property. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and costly and divert the efforts of our technical and management personnel, even if we were to prevail.

     o Intellectual Property Infringement Claims. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies and in various jurisdictions that are important to our business. In addition, third parties may assert intellectual property right infringement claims against us. Any such assertions, with or without merit, could be costly and time-consuming, result in litigation (in which we may or may not prevail), divert the efforts of our technical and management personnel, cause product shipment delays, require us to develop new technology, or require us to enter into royalty or licensing agreements, any of which could have an adverse effect on our reputation, business, results of operations and financial condition. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In addition, we expect we will have to indemnify our customers for expenses and liabilities resulting from claimed infringements of intellectual property rights of third parties. Any requirement for us to indemnify a customer could have a material adverse effect on our reputation, business, results of operations and financial condition.

     o Warranty and Product Liability Claims. Our business and financial condition could be adversely affected by warranty or product liability claims. Products as complex as ours frequently contain undetected errors, defects or failures, especially when first introduced or when new versions are released. The occurrence of such errors, defects or failures could result in product returns and other losses and liabilities for us or our customers. Such occurrence could also result in the loss of or delay in market acceptance of our products. Due to our recent focus on our FiberLeapTM products, we have limited experience with the problems that could arise with these products.

     o Downturn and Ongoing Uncertainty in Telecommunications Industry and Larger Economy. In the past few years, the overall economic climate in the United States has declined. Telecommunication markets specifically have experienced a severe downturn, which has been highlighted by the bankruptcy filings of several former prominent telecommunications companies. Large companies have also reduced the amount of vendor financing they are willing to extend. Due to this restricted access to new capital and internal reluctance to spend existing capital, large and small service providers have limited financial resources to start or complete infrastructure projects. If these service providers are unable or unwilling to adequately finance and grow their operations, they may not order or delay or cancel orders for products such as ours. In certain situations such service providers may be forced to cease operations or operate under bankruptcy law protection, which may cause us losses. Since we expect purchase orders may be received and accepted far in advance of shipment, we expect at times to permit orders to be modified or canceled with limited or no penalties. Our inability to reduce actual costs relating to the modified or canceled order could materially adversely affect our operating results.

     o Continued Demand for Broadband Connectivity and Access. Our future success is dependent in part upon the continued and increasing demand for high-speed, broadband connectivity and access, particularly with regard to the Internet, and for high-speed telecommunications products. There can be no assurance that this growth will continue or that the deregulation, privatization and economic globalization of the worldwide telecommunications market that has resulted in increased competition and escalating demand for new technologies and services will continue in a manner favorable to us. Regulatory and legislative changes could adversely affect our business.

     o Market Acceptance. The fiber optic extension and entire broadband connectivity and access industry is relatively new, and its future is uncertain. If significant demand for our products does not develop, we will not be able to generate significant sales. Many factors will influence the success or failure of wireless fiber optic extension, connectivity and access technology, including its capacity to handle growing demands for faster transmission of increasing amounts of video, voice and data, its cost-effectiveness and performance compared to other forms of broadband access, whose prices and performance continue to improve, its reliability and security, whether the products can be manufactured in sufficient volume, its suitability for a sufficient number of geographic regions, the availability of appropriate frequencies for service providers to deploy products at commercially reasonable rates, the availability on reasonable terms of sufficient site locations for service providers to install products at commercially reasonable rates, and safety and environmental concerns regarding broadband wireless transmissions.

     o Competition in General. The fiber optic extension and other industries in which we now operate are intensely competitive, and our failure to compete effectively could hurt our sales and reduce our margins. A number of large telecommunications equipment suppliers, as well as a number of smaller companies, have developed or are developing products that compete (or could be viewed as competing) with ours. These competitors may have or develop products that are superior to ours in performance, cost, technological approach, durability, and other criteria. Many of our competitors are substantially larger than we are and have significantly greater financial, sales, technical, manufacturing and other resources.

     o Competing Technologies. A number of competing technologies may be able to provide high-speed, broadband access or connectivity. These competing technologies include digital subscriber lines, hybrid fiber coaxial cable, fiber optic cable, other high-speed wire, laser (also known as free space optics), satellite, point-to-multipoint wireless, and other point-to-point wireless technologies. Some of these technologies may have advantages over our FiberLeapTM products, such as lower cost, greater range, and greater current market acceptance. In addition, new products or new technologies may be developed that supplant or provide lower-cost or better performing alternatives to our products.

     o Difficulties in Distinguishing Our Products from Others. We need to carefully and clearly distinguish our FiberLeapTM products from the other competing technologies and products that may be able to provide broadband access or connectivity. Points of distinction include data rate transmission capabilities of our products, ease and speed of installation of our products, markets served by our products, cost of our products, and value proposition of our products for our customers. Failure to distinguish our products for our customers, investors and others could hinder market acceptance of our products, delay our obtaining customers for our products, force reductions in contemplated sales prices of our products, and reduce our overall sales.

     o Dependence on Third-Party Manufacturers. Given our recent focus on our FiberLeapTM products, we are still developing our manufacturing approach. We currently expect to rely on independent manufacturers to provide full turnkey manufacturing of our complete products or important components of our products. We have only limited experience qualifying and dealing with this type of highly specialized, third-party manufacturer, and our failure to obtain satisfactory performance from third-party manufacturers could cause us to lose sales or expose us to product quality issues. We believe that few third-party manufacturers have the technical capabilities to meet our quality standards and production goals. Therefore, it may be difficult and time-consuming to engage a third-party manufacturer or manufacturers.

     o Government Regulation. Wireless equipment such as our current and contemplated FiberLeapTM products is subject to regulation by the United States and foreign laws and international treaties. Our products must conform to domestic and foreign requirements established, among other reasons, to avoid interference among users of millimeter-wave frequencies. In addition, domestic and foreign authorities regulate the allocation of portions of the radio frequency spectrum. Products generally can be marketed in a specific jurisdiction only if permitted by specific frequency allocation and regulations. As we obtain customers in new markets, we may have to adapt our products rapidly to the frequency and regulatory requirements that exist in those markets, and we may incur significant costs making the necessary modifications. The governmental regulatory process may change or impose additional requirements on our products, which could require a revision to our products, a costly and time-consuming process. Future regulatory developments could also adversely affect our development and introduction of new products and technology.

     o International Issues. We expect to derive a portion of our sales from international sources, and risks and difficulties associated with
          international   operations  could  result  in  lower  sales  and  less
          favorable terms with our customers. These difficulties and risks include licenses, tariffs and other trade barriers imposed on products such as ours, political and economic instability, currency fluctuation, and compliance with a wide variety of complex laws and treaties relating to telecommunications equipment.

     o Investment Risk. As of the end of December 2001, we had approximately $21.5 million in cash, cash equivalents and marketable securities. We have engaged investment managers to assist us with investing these funds. While we believe we have a conservative investment policy, events could occur that result in the value of our investments declining.

     o Accounts Receivable. We may, under certain circumstances, be unable to enforce a policy of receiving payment within a limited number of days of issuing invoices. For example, customers may be unwilling or unable to pay for products on a timely basis if they are dissatisfied with the product or if they (or their customers) are experiencing financial difficulty or if their customer cancelled their order. Any inability to timely collect our receivables could cause us to be short of cash to fund operations, could result in our having to negotiate for only a partial payment of certain accounts receivable, or could ultimately require us to write-off as uncollectible certain accounts receivable, which could have a material adverse effect on our business, results of operations and financial condition.

     o Future Stock Sales. Future sales of common stock by our existing stockholders could cause our stock price to fall. We believe that a number of our pre-IPO stockholders have sold their shares, but that a number of pre-IPO stockholders continue to hold their shares. If those stockholders decided to sell their shares, a substantial amount of our common stock would become available for sale in the public market. This could cause the market price of our common stock to fall. Similarly the perception among investors that these sales will occur could produce the same effect. Sales of shares received upon exercise of our outstanding warrants will become available for sale in the public market pursuant to Rule 144. We have filed registration statements on Form S-8 pursuant to which we registered over 5.0 million shares of our common stock that may be issued pursuant to the exercise of our outstanding stock options and stock options or other stock grants that we may grant in the future. The exercise of some outstanding warrants and options will result in dilution to holders of our common stock. The sale of shares issued upon exercise of warrants or options could cause our stock price to fall. The sale of shares by our directors and officers could cause the market price of our common stock to fall. Similarly the perception among investors that these sales will occur could produce the same effect.

     o Anti-Takeover Defenses. We have anti-takeover defenses that could discourage, delay or prevent an acquisition of our company, which could depress our stock price or lessen any premium over market price that an acquirer might otherwise pay.

     o Acquisition and Investment Risk. As part of our business strategy, we expect to continue to review potential acquisitions and investment opportunities that could complement our current product offerings, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth or synergistic opportunities. Our business and financial condition and the market price of our common stock may be adversely affected by our acquisition of, or significant investment in, companies, products or technologies that we believe are complementary. There can be no assurance that we would be successful in overcoming the risks and other issues typically encountered in any such transactions, including the difficulties associated with assimilating the personnel, technology and operations of acquired companies, the potential disruption of our ongoing business, diversion of management's attention from our business, the potential injury to existing business relationships with suppliers and customers, unanticipated costs or liabilities associated with the transactions, and the risks that we will otherwise not realize the expected benefits of the transactions. Furthermore, future transactions could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities, or amortization and/or impairment related to goodwill and other intangible assets.

     Possible Implications of Cautionary Statements

     The items described above, either individually or in some combination, could have a material adverse impact on our reputation, business, need for additional capital, ability to obtain additional debt or equity financing, current and contemplated products gaining market acceptance, development of new products and new areas of business, cash flow, results of operations, financial condition, stock price, viability as an ongoing company, results, outcomes, levels of activity, performance, developments, or achievements. Given these uncertainties, investors are cautioned not to place undue reliance on any forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

See Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations, Disclosures about Market Risk.

Item 8. Financial Statements and Supplementary Data.

                          INDEX TO FINANCIAL STATEMENTS

  FINANCIAL STATEMENTS                                                    Page
  Report of Independent Accountants...................................     23
  Balance Sheets......................................................     24
  Statements of Operations ...........................................     25
  Statement of Changes in Stockholders' (Deficit) Equity..............     26
  Statements of Cash Flows............................................     27
  Notes to Financial Statements.......................................     28
  FINANCIAL STATEMENT  SCHEDULE
  Schedule II- Valuation and Qualifying Accounts.......................    47

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Telaxis Communications Corporation


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Telaxis Communications Corporation (the "Company") at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                                  /s/ PRICEWATERHOUSECOOPERS LLP




Hartford, Connecticut
February 14, 2002, except for Note 23,
as to which the date is March 21, 2002

                       TELAXIS COMMUNICATIONS CORPORATION
                                 BALANCE SHEETS
                        (in thousands, except share data)


                                                                        December    December
                                                                           31,         31,
                                                                          2001        2000
                                                                       ----------- -----------

Assets
Current assets
  Cash and cash equivalents........................................... $    15,875 $    27,865
  Marketable securities...............................................       5,588      13,158
  Trade accounts receivable, less allowance for doubtful accounts
  ($250 in 2001 and 2000).............................................         438       2,836
  Other accounts receivable...........................................         154         297
  Note Receivable, less allowance of $210 in 2001.....................       1,000          --
  Inventories.........................................................         129       7,838
  Assets held for sale................................................       1,659          --
  Other current assets................................................         102         486
                                                                       ----------- -----------

   Total current assets...............................................      24,945      52,480
  Property, plant and equipment, net..................................       4,668      12,751
  Intangible assets, net of accumulated amortization..................          --         198
  Other assets........................................................          79         109
                                                                       ----------- -----------

   Total assets....................................................... $    29,692 $    65,538
                                                                       =========== ===========

Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable.................................................... $       169 $     8,156
  Customer prepayments................................................          --         218
  Accrued expenses....................................................         803       1,770
  Accrued restructuring costs.........................................       1,298          --
  Current maturities of long-term debt................................         562         507
  Current maturities of capital lease obligations.....................       1,912       1,563
                                                                       ----------- -----------

   Total current liabilities..........................................       4,744      12,214
  Long-term debt......................................................         618       1,180
  Capital lease obligations...........................................         956       2,045
                                                                       ----------- -----------

   Total liabilities..................................................       6,318      15,439

Commitments and contingencies
Stockholders' Equity
  Preferred stock, $.01 par value; authorized 4,500,000 shares in
   2001 and 2000; none issued.........................................          --          --
  Common stock, $.01 par value; authorized 100,000,000 shares in 2001 and 2000; issued and outstanding 16,630,698 shares (16,734,673
   shares in 2000)....................................................         167         167
  Additional paid-in capital..........................................     124,623     124,740
  Accumulated comprehensive income....................................           4          --
  Notes receivable....................................................          (3)       (331)
  Deferred stock compensation.........................................          --        (159)
  Treasury stock 112,500 shares in 2001...............................         (37)         --
  Accumulated deficit.................................................    (101,380)    (74,318)
                                                                       ----------- -----------

   Total stockholders' equity.........................................      23,374      50,099
                                                                       ----------- -----------

Total liabilities and stockholders' equity............................ $    29,692 $    65,538
                                                                       =========== ===========

   The accompanying notes are an integral part of these financial statements.

                       TELAXIS COMMUNICATIONS CORPORATION
                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                Year ended December 31,
                                                          -------------------------------------
                                                              2001        2000        1999
                                                           ----------- ----------  ------------

Sales.................................................... $     1,929 $    24,753  $     9,720
Cost of sales............................................       6,440      29,610        9,041
Charges relating to excess inventory on hand and on order          --      17,744           --
Inventory restructuring cost.............................       4,962          --           --
                                                           ----------- ----------  ------------
Gross margin (loss)......................................      (9,473)    (22,601)         679
Operating expenses
  Research and development, net..........................       6,174       8,623        4,870
  Selling, general and administrative....................       6,802       9,029        3,618
  Other restructuring costs..............................       6,687          --           --
                                                           ----------- ----------  ------------

   Total operating expenses..............................      19,663      17,652        8,488
                                                           ----------- ----------  ------------

Operating loss...........................................     (29,136)    (40,253)      (7,809)
                                                           ----------- ----------  ------------

Other income (expense)
  Interest and other income..............................       1,677       3,243          272
  Increase in valuation of note receivable...............       1,000          --           --
  Interest and other expense.............................        (603)       (624)        (756)
                                                           ----------- ----------  ------------

   Total other income (expense)..........................       2,074       2,619         (484)
                                                           ----------- ----------  ------------

Loss from continuing operations before income taxes......     (27,062)    (37,634)      (8,293)
Income taxes ............................................          --          --           --
                                                           ----------- ----------  ------------

Loss from continuing operations..........................      27,062     (37,634)      (8,293)
                                                           ----------- ----------  ------------

Discontinued operations:
  Income from operations of MMWP segment, net of taxes...          --          --          258
  Loss on disposition of MMWP segment, including stock
   compensation expense of $2,848 for 2000...............          --      (1,479)      (1,900)
                                                           ----------- ----------  ------------

Loss from discontinued operations........................          --      (1,479)      (1,642)
                                                           ----------- ----------  ------------

Net loss................................................. $   (27,062)$   (39,113) $    (9,935)
                                                           ==========  ==========  ============

Basic and diluted loss per share from:
  Continuing operations.................................. $     (1.62)$     (2.54) $     (13.68)
                                                           ----------- ----------  ------------

  Discontinued operations................................ $        -- $     (0.10) $      (2.71)
                                                           ----------- ----------  ------------

  Net loss............................................... $     (1.62)$     (2.64) $     (16.39)
                                                           =========== ==========  ============


Shares used in computing basic and diluted loss
per share................................................       16,708      14,816          606
                                                           =========== ==========  ============



   The accompanying notes are an integral part of these financial statements.

                       TELAXIS COMMUNICATIONS CORPORATION
             STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                        (in thousands, except share data)





                                                   Common Stock          Additional
                                             --------------------------   Paid-in       Accumulated     Notes
                                                Shares        Amount      Capital         Deficit     Receivable
                                             ----------     ---------  -------------   ------------- -----------

Balances, December 31, 1998 .............       987,920    $     10    $     669    $   (25,270)   $      --

Sale of common stock ....................       229,074           2          522             --         (281)
Issuance of preferred stock warrants ....            --          --          140             --           --
Issuance of common stock warrants .......            --          --          266             --           --
Exercise of common stock options ........       427,526           4          219             --           --
Exercise of warrants ....................        39,150          --           19             --           --
Amortization of deferred stock
  compensation ..........................            --          --           --             --           --
Offering costs ..........................            --          --         (780)            --           --
Other ...................................            --          --          161             --           --
Comprehensive income:
     Net loss ...........................            --          --           --         (9,935)          --
     Unrealized gain on investments .....            --          --           --             --           --
Reverse stock split .....................      (839,798)         (8)           8             --           --
                                            -----------    --------    ---------    -----------    ---------

Balances, December 31, 1999 .............       843,872           8        1,224        (35,205)        (281)
Sale of common stock ....................     4,600,000          46       78,154             --           --
Exercise of common stock options ........       507,101           5          721             --          (67)
Exercise of warrants ....................       295,295           3          130             --           --
Amortization of deferred stock
  compensation ..........................            --          --           --             --           --
Offering costs ..........................            --          --       (6,330)            --           --
Other ...................................            --          --        3,153             --           17
Conversion of preferred stock ...........    10,488,405         105       47,688             --           --
Comprehensive income:
     Net loss ...........................            --          --           --        (39,113)          --
     Unrealized gain on investments .....            --          --           --             --           --
                                            -----------    --------    ---------    -----------    ---------

Balances, December 31, 2000 .............    16,734,673         167      124,740        (74,318)        (331)
Sale of common stock ....................            --          --           --             --           --
Exercise of common stock options ........         8,525          --            8             --           --
Amortization of deferred stock
  compensation ..........................            --          --           --             --           --
Purchase of treasury stock ..............            --          --          (99)            --          282
Other ...................................            --          --          (26)            --           46
Comprehensive income:
     Net loss ...........................            --          --           --        (27,062)          --
     Unrealized gain on investments .....            --          --           --             --           --
                                            -----------    --------    ---------    -----------    ---------

Balances, December 31, 2001 .............    16,743,198    $    167    $ 124,623    $  (101,380)   $      (3)
                                            ===========    ========    =========    ===========    =========






                                                                        Accumulated
                                        Deferred         Common            Other
                                           Stock         Stock in       Comprehensive
                                       Compensation      Treasury          Income        Total
                                        -----------     ------------  ---------------- -----------
Balances, December 31, 1998.........     $    --         $   --          $ --           $ (24,591)

Sale of common stock................        (225)            --            --                  18
Issuance of preferred stock warrants          --             --            --                 140
Issuance of common stock warrants...          --             --            --                 266
Exercise of common stock options              --             --            --                 223
Exercise of warrants................          --             --            --                  19
Amortization of deferred stock
  compensation......................          58             --            --                  58
Offering costs......................          --             --            --                (780)
Other...............................          --             --            --                 161
Comprehensive income:
     Net loss.......................          --             --            --              (9,935)
     Unrealized gain on investments           --             --            --                  --
Reverse stock split.................          --             --            --                  --
                                         -------         ------          ----           ---------

Balances, December 31, 1999.........        (167)            --            --             (34,421)
Sale of common stock................          --             --            --              78,200
Exercise of common stock options              --             --            --                 659
Exercise of warrants................          --             --            --                 133
Amortization of deferred stock
  compensation......................          56             --            --                  56
Offering costs......................          --             --            --              (6,330)
Other...............................         (48)            --            --               3,122
Conversion of preferred stock.......          --             --            --              47,793
Comprehensive income:
     Net loss.......................          --             --            --             (39,113)
     Unrealized gain on investments           --             --            --                  --
                                         -------         ------          ----           ---------

Balances, December 31, 2000.........        (159)            --            --              50,099
Sale of common stock................          --             --
Exercise of common stock options....          --             --            --                   8
Amortization of deferred stock
  compensation......................          23             --            --                  23
Purchase of treasury stock..........          99            (37)           --                 245
Other...............................          37             --            --                  57
Comprehensive income:
     Net loss.......................          --             --            --             (27,062)
     Unrealized gain on investments           --             --             4                   4
                                         -------         ------          ----           ---------

Balances, December 31, 2001.........     $    --         $  (37)         $  4           $  23,374
                                         =======         ======          ====           =========



   The accompanying notes are an integral part of these financial statements.

                       TELAXIS COMMUNICATIONS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                Year ended December 31,
                                                          -------------------------------------
                                                              2001        2000        1999
                                                          -------------------------------------

Cash flows from operating activities
 Net loss................................................ $   (27,062)$   (39,113) $    (9,935)
 Adjustments to reconcile net loss to net cash utilized
 by operating activities:
  Depreciation and amortization..........................       3,401       3,644        2,808
  Non-cash restructuring costs ..........................       9,400          --           --
  Loss (gain) on disposition of MMWP segment.............          --      (1,369)       1,900
  Non-cash compensation expense..........................          34       3,161          290
  Loss (gain) on the disposal of property and equipment..          84          (5)          21
  Provision for excess inventory on hand and on order....          --      17,744           --
  Changes in assets and liabilities
   Accounts receivable...................................       1,816          64       (1,198)
   Other accounts receivable.............................         143        (297)          --
   Note receivable.......................................      (1,000)         --           --
   Contracts in progress.................................          --          --           40
   Inventories...........................................         637     (13,486)      (6,557)
   Other current assets..................................         384        (361)         (28)
   Accounts payable and accrued expenses.................      (6,297)       (360)       2,721
   Customer prepayments..................................         (54)        (67)         328
   Income taxes payable..................................          --          --           (2)
   Accrued restructuring costs...........................       1,298          --           --
                                                          ------------ ----------- ------------

   Net cash utilized by operating activities.............     (17,216)    (30,445)      (9,612)
                                                          ------------ ----------- ------------

Cash flows from investing activities
 Purchase of marketable securities.......................     (22,167)    (24,529)          --
 Sale of marketable securities...........................      29,741      11,371           --
 Proceeds from sale of discontinued operations...........          --       1,990           --
 Additions to property and equipment.....................        (459)     (6,342)      (2,409)
 Proceeds from sale of assets held for sale..............         102          --           --
 Reduction (addition) to intangible and other assets.....          30        (246)        (104)
                                                          ------------ ----------- ------------

   Net cash provided (utilized) by investing activities..       7,247     (17,756)      (2,513)
                                                          ------------ ----------- ------------

Cash flows from financing activities
 Proceeds from note payable..............................          --          --        2,000
 Net (repayment) borrowing under line of credit..........          --        (500)         500
 Proceeds from capital lease obligations.................         569          --           --
 Proceeds from long-term debt............................          --          --        2,401
 Proceeds from note receivable...........................          46          --           --
 Repayments of long-term debt and capital lease
 obligations.............................................      (2,644)     (2,716)      (1,217)
 Issuance of common stock upon exercise of options and
 warrants................................................           8         792          242
 Issuance of redeemable preferred stock..................          --          --       13,000
 Issuance of common stock................................          --      78,200           --
 Stock issuance costs....................................          --      (6,330)        (833)
 Repayment of notes receivable...........................          --          17           --
                                                          ------------ ----------- ------------

   Net cash (utilized) provided by financing activities..      (2,021)     69,463       16,093
                                                          ------------ ----------- ------------

Net (decrease) increase in cash and cash equivalents.....     (11,990)     21,262        3,968
Cash and cash equivalents at beginning of period.........      27,865       6,603        2,635
                                                          ------------ ----------- ------------

Cash and cash equivalents at end of period............... $    15,875 $    27,865  $     6,603
                                                          =========== ===========  ===========

Supplemental disclosure of cash flow information
 Cash paid during period for interest.................... $       573 $       555  $       361
 Non-cash investing and financing activities:
  Equipment acquired under capital leases................         807       3,474        1,164
  Conversion of redeemable preferred stock...............          --      47,793           --
  Issuance of preferred stock for subordinated
  promissory note........................................          --          --        2,000
  Notes receivable for issuance of common stock..........          --          67          281
  Commitments recorded in accounts payable for inventory
  on order...............................................          --       4,995           --
  Unrealized gain on investments.........................           4          --           --

   The accompanying notes are an integral part of these financial statements.

                       TELAXIS COMMUNICATIONS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.   Description of Business and Summary of Significant Accounting Policies

We currently develop and market FiberLeapTM products, which transparently transmit fiber optic signals over a wireless link between two access points. Using our wireless products, fiber optic carriers and enterprises can obtain connectivity at fiber optic data rates and quality of service, but where fiber optic cable itself is not available or is not economically viable. Our current FiberLeapTM 2006 product is a compact, easily deployed product that enables fiberless transmission of data, voice and video communication at fiber rates that are variable from an OC-3 rate of 155 Mbps to an OC-12 rate of 622 Mbps.

We commenced operations in 1982 and, prior to 1999, derived the significant majority of our sales from our millimeter-wave products business segment. In August 1999, we adopted a plan to focus all of our resources on our broadband connectivity business (then focused on point-to-multipoint outdoor units) and to dispose of the millimeter-wave products segment. The segment was sold on February 8, 2000. As a result, we have presented the operations of the millimeter-wave products segment as a discontinued operation in our financial statements.

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

Due to changing market conditions, in July 2001, we made the decision to exit the point-to-multipoint outdoor unit business and to focus all of our resources on closing the connectivity gap in fiber networks. Since that time, we have restructured our company to address this new opportunity, FiberLeapTM trial and Beta units have been developed and tested, a new marketing program has been initiated, and limited production has begun.

     Use of Estimates and Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including its allowance for bad debts, allowances for excess or obsolete inventories, the net realizable value of its assets held for sale, its liability reserve for warranty obligations, its liability related to restructuring activities, long-term contracts and its deferred taxes valuation allowance. Actual results could differ from those estimates.

The Company's critical accounting policies and methods include revenue recognition, inventory valuation, and recognition of income taxes, primarily due to their estimation processes. Each of these policies is discussed further below.

     Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

     Marketable Securities

The Company has invested the proceeds from its initial public offering in accordance with its corporate cash management policy. Marketable securities are classified as available-for-sale and are carried at cost plus accrued interest, which approximates fair value. The Company's investments consist of municipal and government bonds, and commercial paper. At December 31, 2001, all of the Company's securities will mature within 12 months.

The carrying value of the Company's investments by major security type, consisted of the following (in thousands):

             Description                                 2001       2000
             ------------                             -----------------------
             Auction Rate Preferred...................    $   --     $1,003
             Municipal Bonds..........................        --      2,000
             U.S. Government Securities...............     5,588     10,155
                                                      -----------------------
                                                          $5,588    $13,158
                                                      =======================

     Revenue Recognition

Sales under short-term contracts and for stock items are recognized when deliveries are made and title passes to the customer. Sales under cost-reimbursement contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs.

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

Under the Company's millimeter-wave business which was disposed of in February 2000, fees under certain contracts were increased or decreased under cost or performance incentive provisions which measured actual performance against established targets or specific criteria. Incentive fee awards or penalties were included in sales or cost of sales at the time the amounts were reasonably determined.

     Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and trade accounts receivable. The Company places its cash investments with high-quality financial institutions. The Company extends credit to its customers based on an evaluation of the customer's financial condition and history and generally does not require collateral. The Company has historically incurred minimal credit losses. At December 31, 2001 and 2000, 100% and 75%, respectively, of accounts receivable was due from one customer.

Investments are placed in instruments with institutions that have "Investment Grade" ratings or better. The Company has established policies for investment of its cash that attempt to maintain safety and liquidity. The Company has not realized any significant losses on cash equivalents or marketable securities.

     Comprehensive Income

Comprehensive Income (loss) is defined as changes in equity other than from transactions resulting from investments by owners and distributions to owners. The company's comprehensive loss for the year ended December 31, 2001 consisted of its reported net loss attributable to common shareholders, and unrealized gains on marketable securities and totaled ($27,058). For the years ended December 31, 2000 and 1999 comprehensive loss equaled net loss.

     Research and Development

The Company incurs costs in the research and development of commercially viable applications of its millimeter-wave and microwave technology.

The Company also incurs research and development costs under customer-funded contracts. Costs of approximately $626,000, $1,788,000, and $1,156,000 are recorded net of the associated customer funding of approximately $266,000, $612,000, and $1,068,000 for the years ended December 31, 2001, 2000, and 1999, respectively. Significant terms of customer-funded research and development arrangements from our point-to-multipoint outdoor unit business included granting the customer a non-exclusive, royalty-free right and license to use and distribute the product and its related sales and technical literature developed by the Company under the agreement. The Company is not obligated to repay any of the funds received under these contracts.

     Inventory Valuation

Inventories are stated at the lower of cost (standard cost, which approximates actual) or market. The Company recorded charges of approximately $7,072,000 in 2001 and $17,744,000 in 2000 to adjust inventory to its expected net realizable value. As of December 31, 2001 and 2000, the Company had recorded inventory reserves of $172,000 and $1,640,000, respectively, to reserve for obsolete inventory.

     Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets as follows:

                        Asset                               Life
                       --------                        ---------------
             Machinery and equipment...................  3 to 7  years
             Furniture and fixtures....................  7 to 10 years
             Leasehold improvements....................  3 to 10 years
             Equipment under capital leases............  3 to 7  years

Leasehold improvements and equipment under capital leases are amortized over the lesser of the life of the lease or the useful lives of the improvements or equipment.

When assets are sold or retired, the related cost and accumulated depreciation are removed from their respective accounts and any resulting gain or loss is included in income.

     Intangible Assets

Intangible assets are recorded at cost and are amortized using the straight-line method over their expected useful life, which is five years.

Intangible assets consisted of the following (in thousands):

                                                         2001       2000
                                                      ----------------------
             Proprietary technology.................. $        0 $     216
             Less:  accumulated amortization.........          0       (18)
                                                      ----------------------
                                                      $        0 $     198
                                                      ======================

Due to the company's restructuring activities in July 2001, the unamortized balance of intangible assets was determined to have no remaining estimated net realizable value.

     Impairment of Long-Lived Assets

Under Financial Accounting Standards Board ("FASB") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews long-lived assets and certain identifiable intangibles for impairment at each reporting date based on the expected future cash flows of the assets compared to the carrying value of the asset. To the extent that such carrying value exceeds expected future cash flows, a writedown in intangibles is recorded.

     Recognition of Income Taxes

Deferred tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2001 and 2000 a full valuation allowance has been recorded due to the uncertainty of realization of the Company's deferred tax assets.

     Reverse Stock Split

On December 16, 1999, the stockholders voted to effect a one for two reverse split of the Company's outstanding common stock effective as of that date. The terms of the then-outstanding preferred stock, preferred stock warrants, common stock options and common stock warrants provided for a similar one for two adjustment on their conversion and exercise amounts and prices, respectively. The financial statements and footnote disclosures related to this split have been adjusted accordingly.

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

                                                              Year Ended December 31,
                                                          ---------------------------------
                                                             2001       2000       1999
                                                          ---------------------------------
       Historical:
           Loss from continuing operations............... $  (27,062)$  (37,634)$   (8,293)
                                                          ========== ========== ==========
           Weighted average shares of common stock
           outstanding...................................     16,708     14,816        606
                                                          ========== ========== ==========
           Basic and diluted loss per share from
            continuing operations........................ $    (1.62)$    (2.54)$   (13.68)
                                                          ========== ========== ==========
           Loss from discontinued operations............. $       -- $   (1,479)$   (1,642)
                                                          ========== ========== ==========
           Weighted average shares of common stock
           outstanding...................................     16,708     14,816        606
                                                          ========== ========== ==========
           Basic and diluted loss per share from
            discontinued operations...................... $       -- $    (0.10)$    (2.71)
                                                          ========== ========== ==========
           Net loss...................................... $  (27,062)$  (39,113)$   (9,935)
                                                          ========== ========== ==========
           Weighted average shares of common stock
           outstanding...................................     16,708     14,816        606
                                                          ========== ========== ==========
           Basic and diluted net loss per share.......... $    (1.62)$    (2.64)$   (16.39)
                                                          ========== ========== ==========

     Derivative Instruments

Effective January 1, 2001 the company adopted FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended. The statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives at fair value in the financial statements. Implementation of the standard did not have a significant effect on the Company's financial statements.

     Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 is effective for the Company's year beginning January 1, 2002. The company does not believe the impact of adopting SFAS 141 will have a significant effect on the Company's financial statements.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS 142 changes the accounting for goodwill and other intangible assets. The standard requires that goodwill and other intangible assets with indefinite lives no longer be amortized; however, such assets must be evaluated at least annually for impairment. SFAS 142 is effective for the Company's year beginning January 1, 2002. The company does not believe the impact of adopting SFAS 142 will have a significant effect on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which will be effective for the Company's year beginning January 1, 2002. SFAS 144 supercedes the guidance under SFAS 121 with respect to accounting for impairment of long-lived assets as well as changing the presentation and accounting for certain operations that may be discontinued by an entity. The company does not believe the impact of adopting SFAS 144 will have a significant effect on the Company's financial statements.

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

Accordingly, the Company has presented the MMWP segment's operating results as a discontinued operation. The results of the MMWP operations have been segregated from continuing operations and reported as a separate line item in the statement of operations.

As a result of the sale, the Company received proceeds of $2.0 million and a subordinated note on the principal at 12%. The principal was payable in five equal semi-annual payments of $50,000 beginning on July 1, 2002 through July 1, 2004. On December 31, 2004, the entire remaining principal balance of $960,000 plus accrued interest was due. Interest was payable semi-annually on the first days of January and July of each year during the term of the note, beginning July 1, 2000. The Company had fully reserved this subordinated note, included in other assets, at December 31, 2000. In February 2002, the Company negotiated the early repayment of this note and, accordingly, as of December 31, 2001 reduced its valuation allowance to reflect the amount of the note to be repaid.

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

Sales for the MMWP segment were $0, $770,000, and $8,312,000 for the years ended December 31, 2001, 2000, and 1999, respectively. The provision for income taxes was $0, $0 and $0 for the years ended December 31, 2001, 2000, and 1999, respectively.


3.      Restructuring Charges

In July 2001 the Company's Board of Directors approved the Company's plan to exit its point-to-multipoint product line. In connection with this decision the Company recorded an $11.6 million restructuring charge for the year ended December 31, 2001.

Restructuring charges consist of the following (in thousands):

                                                    Year ended
                                                   December 31,
                                                       2001
                                                   ---------
        Workforce reduction........................$  1,248
        Excess facility costs......................     700
        Contract settlement costs..................   1,128
        Write-down of leasehold improvements,
        equipment and intangible assets............   3,611
                                                   ---------
        Other restructuring costs                     6,687
                                                   ---------

        Inventory writedown........................   7,072
        Reduction in inventory commitments.......    (1,557)
        Reduction in warranty reserve..............    (388)
        Customer funded inventory..................    (164)
                                                   ---------
        Inventory restructuring cost                  4,962
                                                   ---------
                                                   $ 11,649
                                                   =========


Restructuring charges include the curtailment of certain research and development activities through facility consolidations, production and production support workforce reductions and contract settlement costs. Workforce reduction charges included the cost of consultants and the cost of severance and related benefits of approximately 58 employees affected by the restructuring activities. Contract settlement costs include the Company's estimates to withdraw from certain contracts. Certain leasehold improvements, equipment and intangible assets determined to be impaired as a result of the restructuring activities were written down to their estimated net realizable value and are included on the balance sheet as assets held for sale.

In connection with the restructuring activities, the Company also determined that certain components in inventory had been adversely impacted by the restructuring activities. Accordingly the company recorded an inventory related restructuring charge of approximately $5 million for certain excess and obsolete raw material, work-in-process and finished goods. In accordance with Emerging Issues Task Force 96-9, "Classification of Inventory Markdowns and Other Costs Associated with a Restructuring," all inventory adjustments are recorded in inventory restructuring cost as a component of cost of sales for the year ended December 31, 2001.

Of the $11,649,000 in restructuring costs, $9,400,000 relates to non-cash writedowns to net realizable value of the Company's inventories, fixed assets and other assets and $2,249,000 relates to cash paid or to be paid for workforce reductions, excess facility costs and contract costs. During 2001, $951,000 was paid for such costs.

Remaining  accrued   restructuring  costs  at  December  31,  2001  consists  of approximately $642,000 for facility consolidations, $202,000 for workforce reduction charges and $454,000 for contract terminations.

4.      Inventories

Inventories consist of the following (in thousands):

                                                December 31,
                                             ----------------
                                                2001    2000
                                             -------  -------
         Finished goods......................$   -- $  1,405
         Parts and subassemblies.............   126    4,960
         Work in process.....................     3    1,473
                                             ------  --------
                                             $  129 $  7,838
                                             ======  ========

5.      Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

                                                   December 31,
                                             -------------------------
                                                 2001        2000
                                             -----------  ------------
         Machinery and equipment.............$    10,070 $    15,952
         Furniture and fixtures..............        813         820
         Leasehold improvements..............      1,958       2,117
         Equipment under capital leases......      4,586       6,624
                                             -----------  ------------
                                                  17,427      25,513
         Less accumulated depreciation ......    (12,759)    (12,762)
                                             -----------  ------------
                                             $     4,668 $    12,751
                                             ===========  ============

The net book value of all equipment under capital leases was approximately $1,395,000, $3,728,000 and $1,677,000 at December 31, 2001, 2000 and 1999,
respectively.

Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was approximately $3,358,000, $3,515,000, and $2,482,000, respectively.

6.      Accrued Expenses

Accrued expenses consist of the following (in thousands):

                                                                  December 31,
                                                                ---------------
                                                                  2001   2000
                                                                ------  -------
         Accrued payroll, commissions and related expenses......$  556 $ 1,071
         Accrued warranty expense...............................    25     412
         Accrued contract costs.................................    --      --
         Deferred revenue.......................................    --      94
         Accrued liabilities on discontinued operations.........    --      --
         Other accrued expenses.................................   222     193
                                                                ------  -------
                                                                $  803 $ 1,770
                                                                ======  =======

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

In connection with the revolving line of credit agreement, the bank received a warrant to purchase 44,445 shares of the Company's Class E preferred stock at $2.25 per share (see Note 14). The warrants were recorded at their fair value of $71,699 resulting in debt issuance costs of $71,699. These costs were amortized over the term of the line of credit. The warrant was exercised on August 11, 2000.

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

9.      Long-Term Debt

Long-term debt consists of the following (in thousands):

                                                                 December 31,
                                                              ------------------
                                                                  2001     2000
                                                              ------------------
    Uncollateralized subordinated note, due June 2003,
      monthly principal payments of $8,333 with interest at
      10% (see Note 14)...................................... $    150 $    250
    Collateralized equipment notes, due April 2003 and
      November 2003, monthly principal and interest payments
      of $48,612, with interest at 12%.......................    1,059    1,487

                                                              --------  --------
                                                                 1,209    1,737
    Less unamortized debt discount...........................      (29)     (50)
    Less current portion.....................................     (562)    (507)
                                                              --------  --------
                                                              $    618 $  1,180
                                                              ========  ========

The maturities of long-term debt outstanding are as follows (in thousands):

                                                             December 31,
                                                                  2001
                                                              ---------
         2002.................................................$    583
         2003.................................................     626
         2004.................................................      --
                                                              ---------
                                                              $  1,209
                                                              =========

In May 1999, the Company entered into a senior loan and security agreement which provides for the issuance of up to $2,000,000 in promissory notes. As of December 31, 2001 and 2000, $1,059,000 and $1,487,000, respectively, in promissory notes were outstanding against this agreement. The notes are collateralized by machinery, equipment, intangible and other assets of the Company. The notes require an additional interest compensation payment at the end of the term of the notes. The payment, at the option of the Company, is either 12.5% of the original principal of the note, or six months of payments in the amount of 2.43% of the original principal of the note. In conjunction with these notes, the Company issued 44,445 Class E preferred stock warrants (see
Note 14). The warrants were recorded at their fair value of $68,787 resulting in a discount to the notes of $68,787. This discount will be amortized over the term of the notes of four years and amounted to $20,940 and $17,196 during 2001 and 2000, respectively. The warrants were exercised on July 31, 2000.

In June 1999, the Company paid the balance of its uncollateralized subordinated note due June 1999 and issued a new uncollateralized subordinated note due June 2003 to the same lender totaling $400,000. The previous note due June 1999 required monthly payments of $5,833 with interest at 10%. In conjunction with the new note due June 2003, the Company issued 20,000 common stock warrants that expire July 2007 (see Note 14). The warrants were recorded at their fair value of $14,977 resulting in a discount to the note of $14,977. This discount will be amortized over the term of the note of four years and amounted to $3,744 and $2,028 during 2000 and 1999, respectively. The Company also extended the duration of the lender's outstanding Class A preferred stock warrants to June 2003 (see Note 14).

The subordinated notes contain various covenants. In 1999, the lenders permanently modified certain covenant requirements. The Company was in compliance with all revised covenants as of and for the year ended December 31, 2001.

10.     Leases

The Company leases its operating facility and certain equipment under operating and capital leases which extend through 2006. Certain leases include renewal options.

Future minimum annual lease payments under these lease agreements at December 31, 2001 are as follows (in thousands):

                                                         Operating Capital
         Year ending                                       Leases   Leases
         ------------                                   -------------------
         2002...........................................$    630 $  2,107
         2003...........................................     624      880
         2004...........................................     651      120
         2005...........................................     531        2
         2006...........................................     150       --
         2007...........................................      --       --
         -----                                          -------- --------

         Future minimum lease payments..................$  2,587 $  3,109
                                                        ==========

         Less amount representing interest..............             (241)
                                                                 ----------
         Present value of net minimum lease payments....            2,868
         Less current portion...........................           (1,912)
                                                                 ----------

         Long-term portion..............................         $    956
                                                                 ==========

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

Total  rental  expense  charged  to  operations   under  operating   leases  was
approximately $614,000, $581,000, and $650,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

11.     Incentive Compensation Plan

The Company maintains an incentive compensation plan, the details of which are established on an annual basis at the Board of Directors' discretion. The Company recorded compensation expense of approximately $518,000 for the year ended December 31, 2000. No compensation expense was recognized under this plan for the years ended December 31, 2001 and 1999.

12.     Income Taxes

The provision for income taxes consists of the following (in thousands):


                                                             Year ended December 31,
                                                       -------------------------------------
                                                           2001        2000        1999
                                                       -------------------------------------
         Continuing operations:
         Current tax expense (benefit):
              Federal................................. $   (6,826) $    (8,212) $    (3,071)
              State...................................     (1,742)      (2,095)        (551)
                                                        ----------  -----------  -----------
                                                           (8,568)     (10,307)      (3,622)
                                                        ----------  -----------  -----------
         Deferred tax expense (benefit):
              Federal.................................       6,826       8,212        3,071
              State...................................       1,742       2,095          551
                                                        ----------  -----------  -----------
                                                             8,568      10,307        3,622
                                                        ----------  -----------  -----------
         Income tax benefit related to continuing
         operations...................................          --          --           --
                                                        ----------  -----------  -----------

         Discontinued operations:
         Current tax expense:
              Federal................................. $        -- $        --  $      (508)
              State...................................          --          --         (148)
                                                        ----------  -----------  -----------
                                                                --          --         (656)
                                                        ----------  -----------  -----------
         Deferred tax expense:
              Federal.................................          --          --          508
              State...................................          --          --          148
                                                        ----------  -----------  -----------
                                                                --          --          656
                                                        ----------  -----------  -----------
         Income tax expense related to discontinued
         operations...................................          --          --           --
                                                        ----------  -----------  -----------

         Total income tax expense..................... $        -- $        --  $        --
                                                        ==========  ===========  ===========

The provision for income taxes differs from the amount computed utilizing the federal statutory rate of 34% as follows:

                                                Year ended December 31,
                                             ----------------------------
                                              2001      2000    1999
                                             ----------------------------
         Federal Statutory rate..............  (34.0)%   (34.0)%   (34.0)%
         State taxes, net of federal effect..   (6.3)     (6.3)     (6.0)
         Other...............................    0.0       0.0       0.3
         Change in valuation allowance.......   40.3      40.3      39.7
                                             -------    -------  --------

                                                 0.0%      0.0%      0.0%
                                             =======    =======  ========

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) at December 31, 2001 and 2000 are as follows (in thousands):

                                                        2001                   2000
                                                ---------------------  ---------------------
                                                 Current  Noncurrent    Current  Noncurrent
                                                -------- ------------  ---------------------
         Inventory reserves.................... $  9,162    $    --    $  8,963  $       --
         Reserve on assets held for sale           1,126         --          --          --
         Restructuring reserve.................      523         --          --          --
         Vacation liability....................      137         --        248           --
         Warranty..............................       10         --         166          --
         Allowance for doubtful accounts.......      101         --         101          --
         Deferred stock compensation...........       32         --          21          --
         Deferred revenue......................       --         --          38          --
         Other.................................      123         164        148         (85)
         Investment                                             (173)        --        (173)
         Property, plant and equipment.........       --       1,605         --          58
         Tax credit carryovers.................       --       1,664         --       1,272
         Net operating loss carryforwards......       --      25,618         --      19,202
                                                 -------     -------     ------     -------

         Gross deferred tax benefit............   11,214      28,878      9,685      20,274
         Valuation allowance...................  (11,214)    (28,878)    (9,685)    (20,274)
                                                 -------     -------     ------     -------
                                                 $    --    $     --    $    --    $     --
                                                 =======    ========    =======    ========

At December 31, 2001, the Company has approximately  $64,663,000 ($46,327,000 in
2000) of net operating loss carryforwards and $746,000 ($540,000 in 2000) of investment and research and development tax credit carryforwards available for federal income tax purposes. There are approximately $60,223,000 of net operating losses ($41,888,000 in 2000) and approximately $880,000 in investment and research and development tax credit carryforwards available in 2001 ($732,000 in 2000) for state tax purposes.

Net operating loss carryforwards expired in 2001 and will continue to expire through 2021. It is possible that the net operating loss carryforward amounts that may be used in a single year may be limited.

13.     Redeemable Preferred Stock

On February 7, 2000 the Company completed an initial public offering of 4,600,000 shares of its common stock at $17.00 per share. The offering resulted in net proceeds to the Company of $71.1 million after deducting underwriters commission and offering expenses. Simultaneously with the closing of the initial public offering, all of the Company's then outstanding convertible preferred stock was automatically converted into an aggregate of 10,488,405 shares of common stock.

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

14.     Stock Warrants

The Company has issued stock warrants for its preferred and common stock as follows:

                                          Class A            Class E
                                      Preferred Stock    Preferred Stock      Common Stock
                                     ----------------------------------------------------------
                                               Exercise            Exercise             Exercise
                                                Price               Price                Price
                                    Number of    Per    Number of    Per     Number of    Per
                                      Shares    Share     Shares    Share      Shares    Share
                                      ------    -----     ------    -----      ------    -----
  Exercisable at December 31, 1998..    28,000 $  3.25       -- $     --    962,500 $     1.00
  Granted...........................        --     --    88,890      2.25   220,000      1.00
  Exercised.........................        --     --        --       --    (19,575)     1.00
                                       -------    ----  -------      ----    ------      ----

  Exercisable at December 31, 1999..    28,000    3.25   88,890      2.25 1,162,925      1.00
  Reverse stock split...............   (14,000)   6.50  (44,445)     4.50        --       --
  Exercised.........................        --     --   (44,445)     4.50  (264,404)     1.00
  Converted.........................   (14,000)   6.50       --       --     14,000      6.50
                                       -------    ----  -------      ----    ------      ----

  Exercisable at December 31, 2000..        --     --        --       --    912,521      1.08
  Granted...........................        --     --        --       --         --       --
  Exercised.........................        --     --        --       --         --       --
                                       -------    ----  -------      ----    ------      ----

  Exercisable at December 31, 2001..        --  $  --        -- $     --    912,521 $    1.08
                                       =======    ====   ======      ==== =========      ====

The Company issued 20,000 common stock warrants during 1999 in conjunction with a subordinated note of $400,000 (see Note 9). In addition, 200,000 common stock warrants were issued during the year ended December 31, 1999 in conjunction with the bridge financing (see Note 8).

The outstanding common stock warrants have exercise prices of $1.00 and $6.50 and expire as follows:

                                                Expiration
         Number of Warrants                        Date
        ---------------------                  --------------
        14,000.............................       June 2003
        630,464............................       September 2006
        268,057............................       July 2007

15.     Stock Options and Common Stock Issued

The Company has stock option plans that provide for the granting of options to employees, directors and consultants. The plans permit the granting of options to purchase a maximum of 5,060,334 shares of common stock at various prices and require that the options be exercisable at the prices and at the times as determined by the Board of Directors, not to exceed ten years from date of issuance.

As of December 31, 2001, 1,183,143 options are available for issuance under these plans. Employee stock options granted prior to September 2000 generally have a vesting requirement of four years whereby 20% of the options granted vest at the time of issuance and the remainder vest at a rate of 20% per year on the anniversary date of the issuance. Employee stock options granted in September 2000 and thereafter provide for vesting in the amount of 25% of the grant upon the first anniversary of the date of grant and quarterly vesting in the amount of 6.25% of the grant on the first day of each January, April, July and October following the first anniversary of the date of grant until the option has fully vested.

The aggregate stock option activity for these plans is as follows:

                                                                                Weighted
                                                                   Number of     average
                                                                    Shares      exercise
                                                                                  price
                                                                 ---------------------------

        Balance, December 31, 1998 (677,503 exercisable)........    1,237,360  $   1.00
        Granted.................................................      801,735      5.02
        Exercised...............................................     (213,763)     1.04
        Canceled or expired.....................................      (78,569)     1.08
                                                                      ------- ---------

        Balance, December 31, 1999 (834,498 exercisable)........    1,746,763      2.83
        Granted.................................................    1,556,346      7.92
        Exercised...............................................     (372,101)     1.43
        Canceled or expired.....................................     (157,651)     8.55
                                                                      ------- ---------

        Balance, December 31, 2000 (845,652 exercisable)........    2,773,357      5.55
        Granted.................................................    2,018,500       .54
        Exercised...............................................       (8,525)     1.00
        Canceled or expired.....................................     (906,141)     4.46
                                                                      ------- ---------

        Balance, December 31, 2001 (1,794,826 exercisable)......    3,877,191 $    3.20
                                                                    =========      ====



The following table summarizes information about stock options outstanding at December 31, 2001:


                                   Options Outstanding                           Options Exercisable
                      --------------------------------------------------  -----------------------------------
                         Number     Weighted Average
                      Outstanding       Remaining                              Number             Weighted
                           At       Contractual Life   Weighted Average    Exercisable at         Average
      Exercise Price    12/31/01         (years)        Exercise Price        12/31/01         Exercise Price
--------------------- ------------ ------------------- -----------------  ---------------- ------------------
$    .33 - $   0.81     1,884,685         9.4             $   .52               515,452           $   .52
$   1.00 - $   2.50     1,364,776         7.5             $  1.40               890,546           $  1.34
$   4.47 - $   6.83       309,127         8.2             $  6.05               134,463           $  5.73
$   8.00 - $  12.60       163,346         8.0             $ 11.05               107,900           $ 11.15
$  28.50 - $  31.28        58,531         7.9             $ 30.49                40,879           $ 30.74
$  40.25                   89,228         8.2             $ 40.25                39,306           $ 40.25
$  61.50                    7,500         8.1             $ 61.50                 3,000           $ 61.50



The weighted average contractual life of options outstanding at December 31, 2001 is 8.3 years.

During the year ended December 31, 1999, the Company issued 112,500 shares of restricted common stock at $2.50 per share to an officer in exchange for a note receivable. The note bears interest at 6.25% and matures in September 2009. In the event the individual is no longer employed by the Company, the Company retains the right to repurchase the shares. This repurchase right expires at a rate of 20% upon issuance and 20% per year each anniversary date of the issuance. The Company recognized $225,000 in deferred stock compensation for the difference between the fair value of the stock and the purchase price at the time of this transaction. For the years ended December 31, 2000 and 1999 respectively, the Company recognized approximately $45,000 and $58,000 in compensation expense. In September 2001, the Company reacquired the 112,500 shares, forgave the remaining principal outstanding under the note, and made a one-time payment of $47,000 to the former officer.



The Company recognized $257,000 in non-cash compensation expense during the year ended December 31, 2000 as a result of accelerated vesting of stock options on the retirement of an employee. The Company granted options to non-employees during the year ended December 31, 1999 and accordingly recognized $212,000 in non-cash compensation expense.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's pro forma net loss and net loss per share would have been as follows:

                                             Year ended December 31,
                                       ----------------------------------
                                           2001        2000        1999
                                       ----------------------------------
                                         (in thousands, except per share
                                                      data)
         Net loss:
             As reported...............  $(27,062) $ (39,113) $ (9,935)
             Pro forma.................   (28,248)   (40,939)  (10,533)
         Net loss per share
             As reported...............     (1.62)      (2.64)   (16.39)
             Pro forma.................     (1.69)      (2.76)   (17.38)


The above pro forma effects may not be representative of the effects for future years, as option grants typically vest over several years and additional options are generally granted each year.

The fair value of each option grant has been estimated on the date of grant using the minimum value pricing model with the following weighted average assumptions:

                                                    2001      2000      1999
                                                  -------   -------   -------
         Risk-free interest rate..............      4.97%     5.54%     6.12%
         Expected life........................    6 years   6 years   6 years
         Volatility...........................       100%      100%       28%
         Dividend yield.......................        --        --        --

The weighted average fair value of those options granted in 2001, 2000 and 1999 was $0.26, $3.92 and $3.17, respectively.

16.     Common and Preferred Stock Reserved

As a result of the outstanding stock warrants, outstanding stock options, and options issuable under stock option plans, the Company has reserved 5,972,856 shares of common stock at December 31, 2001, 4,372,881 shares of common stock at December 31, 2000, and 15,708,284 shares of common stock, 28,000 shares of Class A preferred stock, and 88,890 shares of Class E preferred stock as of December 31, 1999.

During the year ended December 31, 1999, the stockholders voted to authorize 4,500,000 shares of preferred stock $.01 par value, to increase the authorized shares of the Class E preferred stock to 11,000,000 and to increase the authorized shares of common stock to 100,000,000. No additional shares were authorized during the years ended December 31, 2000 and 2001.

17.  Stockholder Rights Plan.

On May 16, 2001, the Board of Directors of Company (the "Board") approved a stockholder rights plan (the "Plan"). As part of the Plan, on May 16,2001 the Company declared a dividend of one preferred stock purchase right ("Right") for each outstanding share of common stock to stockholders of record as of May 31, 2001. Each Right entitles the holder to buy one one-thousandth (1/1000) of a share of a new series of preferred stock at an exercise price of $10, subject to adjustment. If a person or group acquires 15 percent or more of the Company's outstanding common stock, holders of the Rights (other than the acquiring person or group) will be able to purchase, in exchange for the purchase price , the preferred stock equivalent to shares of the Company's common stock having a market value of twice the purchase price. In the event of a subsequent merger or other acquisition of the Company, holders of Rights (other than the acquiring person or group) may acquire, upon payment of the purchase price, shares of the acquiring entry (or an affiliate) having a value of twice the purchase price. The rights will expire on May 18,2011 unless earlier redeemed by the Company. Holders who, as of May 18,2001, hold 15 percent or more of the Company's common stock will not trigger the rights unless they exceed an ownership level equal to the percentage of the Company's common stock beneficially owned by that person on May 18, 2001 plus 1 percent of the Company's common stock outstanding on May 18, 2001.

18. Segment Information

During 1998, the Company adopted the provisions of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. FASB Statement No. 131 establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. Prior to the Company's decision to discontinue its millimeter-wave products (MMWP) business segment (see Note 2), the Company developed and manufactured products in two business segments, the MMWP and broadband connectivity segments. As a result of this decision, the Company now operates in only the broadband connectivity segment. Products of the broadband connectivity segment used to include point-to-multipoint outdoor units(hubs and customer premises equipment) and now include our FiberLeapTM products(access units and interface panels).

The broadband connectivity segment's sales by country are (in thousands):

                                                             Year ended December 31,
                                                       -------------------------------------
                                                           2001        2000        1999
                                                       -------------------------------------
         United States................................ $         20   $   1,020 $     1,156
         Canada.......................................        1,909      22,999       8,560

         Other countries..............................           --         734           4
                                                       -------------------------------------
                                                       $      1,929   $  24,753 $     9,720
                                                       =====================================

The Company's research and production facilities and accompanying long-lived assets are located in the United States.

Sales to one customer comprised 99%, 93%, and 88% of total broadband connectivity segment revenues in 2001, 2000, and 1999, respectively. No other single customer's sales exceeded 10% of total broadband connectivity segment revenues.

19.     Employee Savings and Profit-Sharing Plan

The Company sponsors an employee savings and profit-sharing plan for all employees. Full-time employees become eligible for participation after one-half year of service. The Company provides a 75% (60% in 2000 and 1999) matching of employee contributions, up to a maximum of $2,500 ($2,000 in 2000 and 1999). An additional contribution is determined at the discretion of the Board of Directors.

The Company's contributions to this plan for matching of employee contributions amounted to approximately $244,000, $235,000 and $236,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

20.     Related-Party Transactions

The Company had sales to a stockholder of approximately $0, $186,000, and $1,355,000 during 2001, 2000, and 1999, respectively. These transactions comprise subcontracts associated with the stockholder's contracts with the U.S. Government, and are contracted under federal contracting guidelines. The sales and related accounts receivable from this customer are included in discontinued operations.

The Company sold and licensed its contraband detection technology to a limited liability company (``LLC'') established and partly owned by a former stockholder/employee in 1996. In return, the Company received a promissory note receivable of $250,000 and a 19.9% interest in the LLC. At all times, the Company has reserved for the entire amount due on the note receivable of approximately $200,000 and has no value assigned to its 19.9% interest in the LLC. The Company subsequently obtained a judgment against the LLC in the amount of approximately $378,000. In October 1999, the Company renegotiated that transaction with the LLC and involved Millivision, L.L.C., a joint venture between the LLC and one other entity. The Company released the LLC and the former stockholder/employee from substantially all claims, including the remaining outstanding amount of the $250,000 note receivable and the $378,000 judgment, and the LLC released any claims to the intellectual property relating to the Company's contraband detection systems business. Millivision agreed to pay the Company royalties in the minimum amount of $200,000. The LLC, Millivision and the former stockholder/employee also agreed not to compete with the Company with respect to broadband wireless telecommunications equipment. The Company is currently negotiating another restructuring of that transaction.

21.     Contingencies

The Company is subject to potential liability under contractual and other matters and various claims and legal actions which are pending or may be asserted. These matters arise in the ordinary course and conduct of the business of the Company. While the outcome of all of the pending and potential claims and legal actions against the Company cannot be forecast with certainty, management believes that such matters should not result in any liability which would have a material adverse effect on the Company's financial position, results of operations, or cash flows.

22.     Selected Quarterly Financial Data (unaudited)

The following tables present unaudited quarterly financial information for the quarters ended December 31, 2001 and 2000 (in thousands, except per share data).



                                                             Quarter Ended
                                              --------------------------------------------
                                              March 31,   June 30,   Sept. 30   Dec. 31,
                                                 2001       2001       2001       2001
                                              --------------------------------------------

         Sales............................... $      522 $      968 $      431 $        8
         Cost of sales.......................      2,086      2,137      1,472        745
         Inventory restructuring cost........         --         --      4,962         --
         Charges relating to excess
           inventory on hand and on order....         --         --         --         --
         Gross margin (loss).................     (1,564)    (1,169)    (6,003)      (737)
         Loss from continuing operations.....     (5,103)    (4,442)   (14,983)    (2,534)
         Income (loss) from discontinued
         operations..........................         --         --         --         --
         Net loss............................     (5,103)    (4,442)   (14,983)    (2,534)
         Basic and diluted loss per share
           from continuing operations........      (0.30)     (0.27)     (0.90)     (0.15)
         Basic and diluted income (loss) per
           share from discontinued operations         --         --         --         --
         Basic and diluted net loss per share      (0.30)     (0.27)     (0.90)     (0.15)

                                                             Quarter Ended
                                              --------------------------------------------
                                              March 31,   June 30,   Sept. 30   Dec. 31,
                                                 2000       2000       2000       2000
                                              --------------------------------------------

         Sales............................... $   6,316  $   8,731  $   8,095  $   1,611
         Cost of sales.......................     6,514      8,543     10,225      4,328
         Charges relating to excess
           inventory on hand and on order....        --         --         --     17,744
         Gross margin (loss).................      (198)       188     (2,130)   (20,461)
         Loss from continuing operations.....    (3,583)    (4,569)    (5,896)   (23,586)
         Income (loss) from discontinued
         operations..........................    (2,848)       496        534        339
         Net loss............................    (6,431)    (4,073)    (5,362)   (23,247)
         Basic and diluted loss per share
           from continuing operations........     (0.37)     (0.28)     (0.36)     (1.41)
         Basic and diluted income (loss) per
           share from discontinued operations     (0.29)      0.03       0.03       0.02
         Basic and diluted net loss per share     (0.66)     (0.25)     (0.32)     (1.39)

23.     Subsequent Event

In March 2002, the Company settled the pending litigation against Alcatel that Telaxis had commenced in July 2001. The principal terms of the settlement are an immediate, one-time payment of $1.7 million from Alcatel to Telaxis and mutual general releases. The gain related to this settlement will be recorded in the Company's first quarter ended March 31, 2002.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III


Item 10. Directors and Executive Officers of the Company.

Information appearing under the captions "Board of Directors, Executive Officers and Key Employees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement") is hereby incorporated by reference.

Item 11. Executive Compensation.

Information appearing under the caption "Executive Compensation" in our 2002 Proxy Statement is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information   appearing  under  the  caption  "Security   Ownership  of  Certain
Beneficial Owners and Our Directors and Management" in our 2002 Proxy Statement is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

Information appearing under the caption "Material Relationships and Related Party Transactions" in our 2002 Proxy Statement is hereby incorporated by reference.

                                     PART IV


Item 14. Financial Statements, Schedules, Reports on Form 8-K and Exhibits.

        (a)Documents filed as part of this Form 10-K:

           1.  Financial Statements and Financial Statement Schedule

     See Index to Financial Statements under Item 8--Financial Statements and Supplementary Data.

All other financial statement schedules have been omitted because they are not required, not applicable, or the information to be included in the financial statement schedules is included in the financial statements or the notes thereto.

           3.  Exhibits

        See Exhibit Index.

        (b)Reports on Form 8-K

          We did not file any reports on Form 8-K during the three months ended December 31, 2001.


                                                        TELAXIS COMMUNICATIONS CORPORATION

                                                        VALUATION AND QUALIFYING ACCOUNTS
                                               For the years ended December 31, 1999, 2000 and 2001
                                                                  (in thousands)

                                                                     Column C
                                Column A            Column B         Additions         Column D  Column E
-------------------------------------------- ---------------------------------------------------------------
                                                   Balance at  Charged to  Charged to             Balance at
                                                   Beginning   Costs and     Other                  End of
                              Description          Of Period    Expenses    Accounts  Deductions    Period
-------------------------------------------- --------------------------------------------------------------

1999
Inventory reserve..........................  $       2,233  $      420  $    (625)  $   (231)  $    1,797
Allowance for doubtful accounts............            368         104       (415)        --           57
Note receivable allowance..................            --          --          --         --          --
Deferred tax valuation allowance...........          9,521       4,278         --         --       13,799
                                             -------------  ----------  ---------   --------   ----------
                                             $      12,122  $    4,808  $  (1,040)  $   (231)  $   15,653
                                             =============  ==========  ==========  ========   ==========

2000
Inventory reserve..........................  $       1,797  $    1,895  $  (2,052)  $     --   $    1,640
Allowance for doubtful accounts............             57         193         --         --          250
Note receivable allowance..................            --        1,210         --         --        1,210
Deferred tax valuation allowance...........         13,799      16,160         --         --       29,959
                                             -------------  ----------  ---------   --------   ----------
                                             $      15,653  $   19,458  $  (2,052)  $     --   $   33,059
                                             =============  ==========  ==========  ========   ==========

2001
Inventory reserve..........................  $       1,640  $       --  $      --   $ (1,468)  $      172
Allowance for doubtful accounts............            250          --         --         --          250
Note receivable allowance..................          1,210          --         --     (1,000)         210
Deferred tax valuation allowance...........         29,959      10,133         --         --       40,092
                                             -------------  ----------  ---------   --------   ----------
                                             $      33,059  $   10,133  $      --   $ (2,468)  $   40,724
                                             =============  ==========  ==========  ========   ==========


                                  EXHIBIT INDEX


  Exhibit
  Number                           Description
------------ -------------------------------------------------------------------

3.1     Restated Articles of Organization of the Company, as amended.**

3.2     Certificate of Vote of Directors Establishing a Class or Series of Stock.+

3.3      Amended and Restated By-laws of the Company.+

4.1 Form of certificate evidencing ownership of Common Stock of the Company.**

4.2      Rights  Agreement by and between the Company and Registrar and Transfer
         Company, as Rights Agent dated as of May 18, 2001.*****

4.3      Terms of Class  One  Participating  Cumulative  Preferred  Stock of the
         Company.*****

4.4      Form of Right Certificate.*****

10.1     1986 Stock Plan of the Company.

10.2     1987 Stock Plan of the Company.

10.3     1988 Stock Plan of the Company.

10.4     1996 Stock Plan of the Company.

10.5     1997 Stock Plan of the Company.

10.6     1999 Stock Plan of the Company.

10.7     2001 Nonqualified Stock Plan of the Company.+

10.8 Employment Agreement by and between the Company and John L. Youngblood dated as of December 19, 2000.****

10.9 Employment Agreement by and between the Company and Ransom D. Reynolds dated as of December 19, 2000.****

10.10 Employment Agreement by and between the Company and Dennis C. Stempel dated as of December 19, 2000.****

10.11 Employment Agreement by and between the Company and David L. Renauld dated as of December 19, 2000.****

10.12 Employment Agreement by and between the Company and Kenneth R. Wood dated as of December 19, 2000.****

10.13 Employment Agreement by and between the Company and Stephen L. Ward dated as of July 17, 2001.+

10.14 Lease by and between the Company and O'Leary-Vincunas LLC dated November 1, 2000.****

10.15    Fourth  Amended  and  Restated   Registration  Rights  Agreement  dated
         September 17, 1999.*

10.16 Registration Rights Agreement by and between the Company and Boston Federal Savings Bank dated August 20, 1999.

10.17 Purchase Agreement by and between the Company and Massachusetts Technology Development Corporation dated June 1988.*

  Exhibit
  Number                              Description
------------ -------------------------------------------------------------------

10.18 First Amendment to the Purchase Agreement by and between the Company and Massachusetts Technology Development Corporation dated December 28, 1988.**

10.19 Second Amendment to the Purchase Agreement by and between the Company and Massachusetts Technology Development Corporation dated June 17, 1999.**

10.20 Form of Indemnification Agreement, a substantially similar version of which was entered between the Company and each of Mssrs. Doyle, Paladino, Norbury, Youngblood, Renauld, Reynolds, and Stempel on September 18, 2000, between the Company and Ms. Armitage on October 31, 2000, between the Company and Mr. Ward on July 17, 2001, between the Company and Mr. Amit on September 11, 2001, and between the Company and Mr. Goldwasser on December 18, 2001.***

23.1     Consent of PricewaterhouseCoopers LLP.++

________

All non-marked Exhibits listed above are incorporated herein by reference to the exhibits to Form S-1 filed with the Commission on September 27, 1999 (File No. 333-87885).

     * Incorporated herein by reference to the exhibits to Amendment No. 1 to Form S-1 filed with the Commission on October 15, 1999 (File No. 333-87885).

     ** Incorporated herein by reference to the exhibits to Amendment No. 2 to Form S-1 filed with the Commission on December 21, 1999 (File No. 333-87885).

     *** Incorporated herein by reference to the exhibits to Form 10-Q filed with the Commission on November 14, 2000.

     **** Incorporated herein by reference to the exhibits to Form 10-K filed with the Commission on March 28, 2001.

     *****Incorporated herein by reference to the exhibits to Form 8-K filed with the Commission on May 21, 2001.

     + Incorporated herein by reference to the exhibits to Form 10-Q filed with the Commission on August 10, 2001.

     ++   Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Telaxis has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     TELAXIS COMMUNICATIONS CORPORATION




                                     By:  /s/ John L. Youngblood
                                          -----------------------------
                                          John L. Youngblood,
                                          President and Chief Executive Officer

Date:  March 29, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Telaxis and in the capacities and on the dates indicated.

      Signature                            Title                    Date

By:/s/ John L. Youngblood      President, Chief Executive      March 29, 2002
   --------------------------  Officer and Director
    John L. Youngblood         (principal executive officer)

By:/s/ Dennis C. Stempel       Vice President, Chief           March 29, 2002
   --------------------------   Financial Officer
    Dennis C. Stempel           and Treasurer
                               (principal financial
                                and accounting officer)

By:/s/ Albert E. Paladino      Director                        March 29, 2002
   --------------------------
    Albert E. Paladino

By:/s/ Raphael H. Amit         Director                        March 29, 2002
   --------------------------
    Raphael H. Amit

By:/s/ Carol B. Armitage       Director                        March 29, 2002
   --------------------------
    Carol B. Armitage

By:/s/ Allan M. Doyle, Jr.     Director                        March 29, 2002
   --------------------------
    Allan M. Doyle, Jr.

By:/s/ Ralph A. Goldwasser     Director                        March 29, 2002
   --------------------------
    Ralph A. Goldwasser

By:/s/ David A. Norbury        Director                        March 29, 2002
   --------------------------
    David A. Norbury