Form 10-Q
period 2002-03-31
TELAXIS COMMUNICATIONS CORP
filed 2002-05-15
CIK 712511

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

                        Commission File Number 000-29053

                       TELAXIS COMMUNICATIONS CORPORATION

             (Exact name of registrant as specified in its charter)

          MASSACHUSETTS                                   04-2751645
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                            20 INDUSTRIAL DRIVE EAST
                            SOUTH DEERFIELD, MA 01373
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (413) 665-8551
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April 30, 2002, there were 16,708,313 shares of the registrant's common stock outstanding.


                                      INDEX


                                                                        PAGE NO.
                                                                        --------
 PART I.  FINANCIAL INFORMATION

 Item 1.        Financial Statements ...................................... 2

                    Condensed Balance Sheets as of March 31, 2002
                      and December 31, 2001 ............................... 3


                    Condensed Statements of Operations for the
                      three months ended March 31, 2002 and 2001........... 4


                    Condensed Statement of Changes in Stockholders'
                      Equity for the three months ended March 31, 2002..... 5


                    Condensed Statements of Cash Flows for the three months
                      ended March 31, 2002 and 2001........................ 6

                    Notes to Financial Statements.......................... 7

 Item 2.        Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................ 9


 Item 3.        Quantitative and Qualitative Disclosures about Market Risk.14

 PART II. OTHER INFORMATION

 Item 1.        Legal Proceedings......................................... 14

 Item 2.        Changes in Securities and Use of Proceeds................. 15

 Item 6.        Exhibits and Reports on Form 8-K.......................... 15

SIGNATURES................................................................ 15

                         PART I - FINANCIAL INFORMATION

     This Quarterly Report on Form 10-Q contains forward-looking statements as defined by federal securities laws. Forward-looking statements are predictions that relate to future events or our future performance and are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause actual results, outcomes, levels of activity, performance, developments, or achievements to be materially different from any future results, outcomes, levels of activity, performance, developments, or achievements expressed, anticipated or implied by these forward-looking statements. Forward-looking statements should be read in light of the cautionary statements and important factors described in this Form 10-Q, including Part I, Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor for Forward-Looking Statements. We undertake no obligation to update or revise any forward-looking statement to reflect events, circumstances or new information after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.


Item 1.  Financial Statements

                       TELAXIS COMMUNICATIONS CORPORATION
                            CONDENSED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                        March 31,      December 31,
                                                                                           2002           2001
                                                                                           ----           ----
Assets                                                                                 (unaudited)
Current assets
   Cash and cash equivalents......................................................... $    13,334   $    15,875
   Restricted cash...................................................................         848            --
   Marketable securities.............................................................       6,426         5,588
   Trade accounts receivable, less allowance for doubtful accounts ($0 in 2002 and
   $250 in 2001).....................................................................           6           438
   Other accounts receivable.........................................................          --           154
   Note receivable, less allowance of $210 in 2001...................................          --         1,000
   Inventories.......................................................................         395           129
   Assets held for sale..............................................................       1,659         1,659
   Other current assets..............................................................         149           102
                                                                                      -----------   -----------

     Total current assets............................................................      22,817        24,945
                                                                                      -----------   -----------
   Property, plant and equipment, net................................................       4,343         4,668
   Other assets......................................................................          79            79
                                                                                      -----------   -----------

     Total assets.................................................................... $    27,239   $    29,692
                                                                                      ===========   ===========

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable.................................................................. $       491   $       169
   Accrued expenses..................................................................         778           803
   Accrued restructuring costs.......................................................       1,056         1,298
   Current maturities of long-term debt..............................................         576           562
   Current maturities of capital lease obligations...................................       1,854         1,912
                                                                                      -----------   -----------

     Total current liabilities.......................................................       4,755         4,744
                                                                                      -----------   -----------
   Long-term debt....................................................................         469           618
   Capital lease obligations.........................................................         531           956
                                                                                      -----------   -----------

     Total liabilities...............................................................       5,755         6,318
                                                                                      -----------   -----------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, $.01 par value; authorized 4,500,000 shares in 2002 and 2001;
    none issued......................................................................          --            --
   Common stock, $.01 par value; authorized 100,000,000 shares in 2002 and 2001;
    issued 16,820,813 shares, outstanding 16,708,313 shares in 2002 (16,743,198
    issued and 16,630,698 outstanding in 2001).......................................         168           167
   Additional paid-in capital........................................................     124,685       124,623
   Accumulated comprehensive (loss) income...........................................          (6)            4
   Notes receivable..................................................................          (3)           (3)
   Treasury stock, at cost (112,500 shares)..........................................         (37)          (37)
   Accumulated deficit...............................................................    (103,323)     (101,380)
                                                                                      -----------   -----------

     Total stockholders' equity......................................................      21,484        23,374
                                                                                      -----------   -----------

     Total liabilities and stockholders' equity...................................... $    27,239   $    29,692
                                                                                      ===========   ===========



      The accompanying notes are an integral part of these financial statements.

                       TELAXIS COMMUNICATIONS CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                Three months ended March 31,
                                                                ----------------------------
                                                                   2002             2001
                                                                   ----             ----
                                                                (unaudited)      (unaudited)

Sales........................................................... $       5       $      522
Cost of sales...................................................       798            2,086
                                                                 ---------        ---------

Gross margin (loss).............................................      (793)          (1,564)
Operating expenses
     Research and development, net..............................     1,121            1,995
     Selling, general and administrative........................     1,441            1,992
                                                                 ---------        ---------

       Total operating expenses.................................     2,562            3,987
                                                                 ---------        ---------

Operating loss..................................................    (3,355)          (5,551)
                                                                 ---------        ---------

Other income (expense)
     Interest and other expense.................................      (105)            (176)
     Income from settlement of litigation.......................     1,223               --
     Interest and other income..................................       294              624
                                                                 ---------        ---------

       Total other income ......................................     1,412              448
                                                                 ---------        ---------


Loss before income taxes........................................    (1,943)          (5,103)
Income taxes....................................................        --               --
                                                                 ---------        ---------

Net loss ....................................................... $  (1,943)      $   (5,103)
                                                                 =========       ==========


Basic and diluted net loss per share............................ $   (0.12)      $    (0.30)
                                                                 =========       ==========


Shares used in computing basic and diluted net loss per share...    16,667           16,740
                                                                 =========       ==========



      The accompanying notes are an integral part of these financial statements.

                       TELAXIS COMMUNICATIONS CORPORATION
             CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                        (in thousands, except share data)
                                   (unaudited)



                                                                                                        Accumulated
                                Common Stock         Additional                                Common       Other
                               ------------------     Paid-in    Accumulated      Notes       Stock in  Comprehensive
                               Shares      Amount     Capital      Deficit      Receivable    Treasury  (Loss) Income    Total
                               ------      ------     -------      -------      ----------    --------  -------------    -----

Balances, January 1, 2002..  16,743,198    $ 167     $ 124,623    $ (101,380)     $ (3)        $ (37)        $  4       $ 23,374

Common stock grants........      34,091       --            29            --        --            --           --             29
Exercise of common stock
  options..................      43,524        1            33            --        --            --           --             34
Purchase of treasury stock.          --       --            --            --        --            --           --             --
Other......................          --       --            --            --        --            --           --             --
Comprehensive loss:
     Net loss..............          --       --            --        (1,943)       --            --           --          (1,943)
     Unrealized loss on
     investments...........          --       --            --            --        --            --          (10)            (10)
                              ----------   -----     ---------    ----------      ----         -----        -----         --------
Balances, March 31, 2002...   16,820,813   $ 168     $ 124,685    $ (103,323)     $ (3)        $ (37)       $  (6)        $ 21,484
                              ==========   =====     =========    ==========      ====         =====        =====         ========



      The accompanying notes are an integral part of these financial statements.

                       TELAXIS COMMUNICATIONS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                    Three months ended
                                                                                        March 31,
                                                                                    ------------------
                                                                                     2002         2001
                                                                                     ----         ----
                                                                                 (unaudited)  (unaudited)
Cash flows from operating activities
   Net loss..................................................................... $ (1,943)    $  (5,103)
   Adjustments to reconcile net loss to net cash utilized by operating activities:
     Depreciation and amortization..............................................      542         1,137
     Non-cash compensation expense..............................................       --            11
     Changes in assets and liabilities
       Trade accounts receivable................................................      432         1,279
       Other accounts receivable................................................      154           191
       Inventories..............................................................     (266)          (18)
       Other current assets.....................................................      (47)           (3)
       Accounts payable and accrued expenses....................................      297        (3,284)
       Customer prepayments.....................................................       --           (54)
       Accrued restructuring....................................................     (242)           --
                                                                                 --------     ---------

       Net cash utilized by operating activities................................   (1,073)       (5,844)
                                                                                 --------     ---------

Cash flows from investing activities
   Purchase of marketable securities............................................   (4,500)      (12,650)
   Sale of marketable securities................................................    3,652        13,663
   Additions to property and equipment..........................................     (212)          (58)
   Repayment of note receivable.................................................    1,000            --
   Reduction to other assets....................................................       --            19
                                                                                 --------     ---------

       Net cash (utilized) provided by investing activities.....................      (60)          974
                                                                                 --------     ---------

Cash flows from financing activities
   Transfer of restricted cash..................................................     (848)       (1,000)
   Proceeds from capital lease obligations......................................       --           569
   Repayments of long-term debt and capital lease obligations...................     (623)         (728)
   Issuance of common stock upon exercise of options and warrants...............       63             8
   Repayments of notes receivable...............................................       --            37
                                                                                 --------     ---------

       Net cash utilized by financing activities................................   (1,408)       (1,114)
                                                                                 --------     ---------

Net decrease in cash and cash equivalents.......................................   (2,541)       (5,984)
Cash and cash equivalents at beginning of period................................   15,875        27,865
                                                                                 --------     ---------

Cash and cash equivalents at end of period...................................... $ 13,334     $  21,881
                                                                                 ========     =========

Supplemental disclosure of cash flow information
   Non-cash investing and financing activities:
     Equipment acquired under capital lease agreement........................... $     --     $     823
     Unrealized loss on investments.............................................      (10)         (608)



      The accompanying notes are an integral part of these financial statements.

                       TELAXIS COMMUNICATIONS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

     Basis of Presentation

     The financial information as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 is unaudited. In the opinion of management, such interim financial information includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the financial statements and footnotes as of and for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2001 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for any future period.


     Marketable Securities

     The Company has invested the proceeds from its initial public offering in accordance with its corporate cash management policy. Marketable securities are classified as available for sale and are carried at cost plus accrued interest, which approximates fair value. The Company's investments are in short-term, interest-bearing, investment grade securities or direct or guaranteed obligations of the U.S. government. At March 31, 2002, all of the Company's securities, valued at $6.4 million, mature within twelve months.

     Comprehensive Loss

     Comprehensive loss is defined as changes in equity other than from transactions resulting from investments by owners and distributions to owners. The Company's comprehensive loss of ($1,953) for the three months ended March 31, 2002 and ($5,711) for the three months ended March 31, 2001 consisted of its reported net losses attributable to common shareholders and unrealized losses on marketable securities.

2.   Restructuring Charges

     In July 2001 the Company's Board of Directors approved the Company's plan to exit its point-to-multipoint product line. In connection with this decision the Company recorded an $11.6 million restructuring charge for the year ended, December 31, 2001. Of the $11.6 million in restructuring costs, $9.4 million relates to non-cash writedowns to net realizable value of the Company's inventories, fixed assets and other assets and $2.2 million relates to cash paid or to be paid for workforce reductions, excess facility costs and contract costs. Approximately $1.2 million was paid for such costs through March 31, 2002. Remaining accrued restructuring costs at March 31, 2002 consists of approximately $615,000 for facility consolidations, $137,000 for workforce reduction charges and $304,000 for contract terminations.


3.   Restricted Cash

     At March 31, 2002, the Company has $848,000 of restricted cash classified as a current asset. These funds are restricted by the terms of two standby letters of credit which satisfy certain financial obligations of the Company.


4.   Note Receivable

     In February 2002, the Company negotiated the early repayment of a note receivable and, accordingly, as of December 31, 2001 reduced its valuation allowance to reflect the amount of the note to be repaid of $1.0 million. The $1.0 million amount was fully paid in the quarter ended March 31, 2002.

5.   Inventories

     Inventories are stated at the lower of cost or market and consist of the following (in thousands):

                                                                           March 31,      December 31,
                                                                             2002             2001
                                                                             ----             ----
                                                                         (unaudited)
     Parts and subassemblies............................................   $  259             $ 126
     Work-in process....................................................      136                 3
                                                                           ------             -----
                                                                           $  395             $ 129
                                                                           ======             =====


6.   Property, Plant and Equipment

     Property, plant and equipment consist of the following (in thousands):

                                                                          March 31,     December 31,
                                                                            2002            2001
                                                                            ----            ----
                                                                        (unaudited)
     Machinery and equipment........................................... $   10,282     $   10,070
     Furniture and fixtures............................................        813            813
     Leasehold improvements............................................      1,958          1,958
     Equipment under capital leases....................................      4,586          4,586
                                                                        ----------     ----------
                                                                            17,639         17,427
     Less accumulated depreciation and amortization....................    (13,296)       (12,759)
                                                                        ----------     ----------
                                                                        $    4,343     $    4,668
                                                                        ==========     ==========

     The net book value of equipment under capital leases was approximately $1,172,000 and $1,395,000 at March 31, 2002 and December 31, 2001, respectively.

     Depreciation expense for the three months ended March 31, 2002 and 2001 was $537,000 and $1,121,000, respectively.


7.   Earnings Per Share

     Earnings per share has been computed by dividing the net loss by the weighted average common shares outstanding. No effect has been given to the future exercise of common stock options and stock warrants, since the effect would be antidilutive for all reporting periods.

                                                                Three months ended
                                                                      March 31,
                                                                    (unaudited)
                                                                ------------------
                                                                2002          2001
                                                                ----          ----
 Historical: (in thousands, except per share data)

   Net loss..............................................     $ (1,943)    $ (5,103)
                                                              ========     ========

   Weighted average shares of common stock outstanding...       16,667       16,740
                                                              ========     ========

   Basic and diluted net loss per share..................     $  (0.12)    $  (0.30)
                                                              ========     ========

8.   Accrued Expenses

     Accrued expenses consist of the following (in thousands):

                                                                            March 31,     December 31,
                                                                           --------------------------
                                                                              2002            2001
                                                                              ----            ----
                                                                           (unaudited)
     Accrued payroll, commissions and related expenses.....................  $ 577           $ 556
     Accrued warranty expense..............................................     25              25
     Other accrued expenses................................................    176             222
                                                                             -----           -----
                                                                             $ 778           $ 803
                                                                             =====           =====



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     We are currently developing and marketing FiberLeap(TM) products, which transparently transmit fiber optic signals over a wireless link between two access points. Using our wireless products, fiber optic carriers and enterprises can obtain connectivity at fiber optic data rates and quality of service, but where fiber optic cable itself is not available or is not economically viable. Our current FiberLeap(TM) 2006 product is a compact, easily deployed product that enables fiberless transmission of data, voice and video communication at fiber rates that are variable from an OC-3 rate of 155 Mbps to an OC-12 rate of 622 Mbps.

     We commenced operations in 1982 and, prior to 1999, derived the significant majority of our sales from our millimeter-wave products business segment. Millimeter waves are electromagnetic waves having wavelengths between one and ten millimeters and frequencies from 30 GHz to 300 GHz. In August 1999, we adopted a plan to focus all of our resources on our broadband connectivity business (then focused on point-to-multipoint outdoor units) and to dispose of the millimeter-wave products segment. We decided to dispose of this segment because it would have required us to reallocate financial and management resources from the broadband point-to-multipoint outdoor unit business. The segment was sold on February 8, 2000. The following management's discussion and analysis addresses our broadband connectivity business.

     Due to changing market conditions, in July 2001, we made the decision to exit the point-to-multipoint outdoor unit business and to focus all of our resources on closing the connectivity gap in fiber networks. Since that time, we have restructured our company to address this new opportunity, FiberLeap(TM) trial and Beta units have been developed and tested, a new marketing program has been initiated, and limited production has begun.

     For the three months ended March 31, 2002, all of our sales were to a customer located in the United States. For the three months ended March 31, 2001, approximately 99.6% of our sales were to a customer located in Canada. Sales to customers located outside the United States may represent a significant portion of our total sales in future periods.

Results of Operations

     The following table provides statements of operations data as a percentage of sales for the periods presented. The percentages may not add due to rounding.

                                                            Three Months Ended
                                                                 March 31,
                                                                (unaudited)
                                                            -------------------
                                                             2002          2001
                                                            -----          ----

Sales..................................................        100.0%      100.0%
Cost of sales..........................................     15,960.0       399.6
                                                           ---------      ------

Gross margin (loss)....................................    (15,860.0)     (299.6)
Operating expenses
    Research and development, net......................     22,420.0       382.2
    Selling, general and administrative................     28,820.0       381.6
                                                           ---------      ------

      Total operating expenses.........................     51,240.0       763.8
                                                           ---------      ------

Operating loss.........................................    (67,100.0)   (1,063.4)
Other income (expense).................................     28,240.0        85.8
                                                           ---------      ------

Loss before income taxes...............................    (38,860.0)     (977.6)
Income taxes...........................................         (0.0)       (0.0)
                                                           ---------      ------

Net loss...............................................    (38,860.0)%    (977.6)%
                                                           =========      ======


Three Months Ended March 31, 2002 and 2001

     Sales

     Sales decreased 99% to $5,000 for the three months ended March 31, 2002 from $522,000 for the three months ended March 31, 2001. The decrease in sales from 2001 to 2002 reflects reduced shipments of our planar point-to-multipoint products resulting from a general industry decline, our discontinuation of shipments to our former major customer Alcatel, and our decision to exit our point-to-multipoint outdoor unit product line.


     Cost of Sales

     Cost of sales consists of component and material costs, direct labor costs, warranty costs, overhead related to manufacturing our products and customer support costs. Cost of sales decreased $1.3 million to $798,000 for the three months ended March 31, 2002 from $2.1 million for the three months ended March 31, 2001. Gross margins were negative 15,860% in the three months ended March 31, 2002 and negative 299.6% for the three months ended March 31, 2001. The decrease in cost of sales and the decline in gross margin as a percentage of sales were attributable primarily to decreased shipments of our products and the absorption of our manufacturing costs over lower production volume.


     Research and Development Expenses

     Research and development expenses consist primarily of personnel and related costs associated with our product development efforts. These include costs for development of products and components, test equipment and related facilities. Gross research and development expenses decreased by $874,000 to $1.1 million for the three months ended March 31, 2002 from $2.0 million for the three months ended March 31, 2001. For the three months ended March 31, 2001, research and development costs were partially offset by customer funding of $36,000. This decrease is attributable to reductions in the size of our research and development staff, development material, capital equipment, and related facilities and support costs.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses consist primarily of employee salaries and associated costs for selling, marketing, customer support, information systems, finance, legal, and administration. Selling, general and administrative expenses decreased 27.7% to $1.4 million for the three months ended March 31, 2002 from $2.0 million for the three months ended March 31, 2001. The decrease was due primarily to a decrease in the number of personnel in these areas and from decreases in related spending as we reduced the administrative structure of the company to correspond to the decrease in sales and production volumes.


     Other Income (Expense)

     Other income (expense) consists of interest and dividends earned on cash and marketable securities and other non-operating income offset by interest expense on debt and capital lease obligations and miscellaneous non-operating expenses. Total other income (expense) increased to $1.4 million in income for the three months ended March 31, 2002 from $448,000 in income for the three months ended March 31, 2001. Interest expense decreased to $105,000 for the three months ended March 31, 2002 from $176,000 for the three months ended March 31, 2001. Interest and other income decreased to $294,000 for the three months ended March 31, 2002 from $624,000 for the same period in 2001 primarily due to reductions in the balances of cash and marketable securities. Income from settlement of litigation of $1.2 million for the three months ended March 31, 2002 resulted from the settlement of the litigation against Alcatel.


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

     At March 31, 2002, we had cash and cash equivalents of $14.2 million (including restricted cash of $848,000 - see Note 3 to Financial Statements) and marketable securities of $6.4 million.

     The decrease in accounts receivable to $6,000 at March 31, 2002 from $438,000 at December 31, 2001 reflects the settlement of accounts receivable and the related allowance for doubtful accounts from Alcatel as a result of the settlement of litigation against Alcatel. The increase in accounts payable to $491,000 at March 31, 2002 from $169,000 at December 31, 2001 reflects an increase in inventory and property, plant and equipment procurement at the end of the first quarter 2002 related to production of FiberLeap(TM) product.

     At March 31, 2002, we had approximately $1.0 million in long-term debt, of which $125,000 is due through June 2003 with an interest rate of 10% and $944,000 is due through November 2003 with an interest rate of 12%.

     At March 31, 2002, we had approximately $2.4 million in capital lease obligations, which are due through January 2005.

     Cash utilized in operating activities in the three months ended March 31, 2002 was $1.1 million compared to $5.8 million for the same period in 2001. For both of these periods, cash used in operating activities has primarily represented funding of our net losses.

     Cash utilized by investing activities for the three months ended March 31, 2002 was $60,000 compared to cash provided by investing activities of $974,000 for the same period in 2001. In the three months ended March 31, 2002 and March 31, 2001, these amounts related primarily to the purchase and sale of marketable securities.

     Cash utilized by financing activities in the three months ended March 31, 2002 was $1.4 million compared to $1.1 million for the same period in 2001. The financing activities for the three months ended March 31, 2002 consisted primarily of payments on capital lease obligations and long term debt and transfers to restricted cash. The financing activities for the three months ended March 31, 2001 consisted primarily of the repayments of long-term debt and capital lease obligations and a transfer to restricted cash. The amounts were partially offset by the proceeds from equipment lease financing.

     Our 2002 and future cash requirements will depend upon a number of factors, including the timing and extent of growth in our FiberLeap(TM) product line and the timing and level of research and development activities and sales and marketing campaigns, and our ability to generate sales orders while controlling manufacturing and overhead costs. We believe that our cash and marketable securities balances at March 31, 2002 will provide sufficient capital to fund our operations for at least 12 months. Thereafter, we may require additional capital to fund our operations. In addition, from time to time we evaluate opportunities to acquire complementary technologies or companies. Should we identify any of these opportunities, we may need to raise additional capital to fund our operations and the acquisitions. There can be no assurance that additional financing will be available to us on favorable terms or at all.


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

     As of March 31, 2002, we had cash and cash equivalents of $14.2 million. Substantially all of these amounts consisted of highly liquid investments with remaining maturities at the date of purchase of less than 90 days. As of March 31, 2002, we had marketable securities of $6.4 million which consisted of short-term, interest-bearing, investment grade securities or direct or guaranteed obligations of the U.S. government with maturities through March 2003. These investments are exposed to interest rate risk and will decrease in value if market interest rates increase. We believe a hypothetical increase in market interest rates by 10 percent from the March 31, 2002 rates would not cause the fair value of these investments to decline significantly, since the Company's investments mature within one year. Although an immediate increase in interest rates would not have a material effect on our financial condition or results of operations, declines in interest rates over time will reduce our interest income.

     We do not own any material equity investments. Therefore, we do not currently have any direct equity price risk. In the past three years, all sales to international customers were denominated in United States dollars and, accordingly, we were not exposed to foreign currency exchange rate risks.


Safe Harbor for Forward-Looking Statements

     General Overview

     This Quarterly Report on Form 10-Q contains forward-looking statements as defined by federal securities laws which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, intentions, projections, developments, future events, performance or products, underlying assumptions, and other statements which are other than statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as ``may,'' ``will,'' ``should,'' ``expects,'' ``intends,'' ``plans,'' ``anticipates,''

"contemplates," ``believes,'' ``estimates,'' ``predicts,'' ``projects,'' ``potential,'' ``continue,'' and other similar terminology or the negative of these terms. From time to time, we may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this Form 10-Q, including those set forth below, and any other cautionary statements which may accompany the forward-looking statements. In addition, we undertake no obligation to update or revise any forward-looking statement to reflect events, circumstances, or new information after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, and we disclaim any such obligation.

     We believe that the forward-looking statements included in this Form 10-Q have a reasonable basis. However, forward-looking statements are only predictions that relate to future events or our future performance and are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause actual results, outcomes, levels of activity, performance, developments, or achievements to be materially different from any future results, outcomes, levels of activity, performance, developments, or achievements expressed, anticipated, or implied by these forward-looking statements. As a result, we cannot guarantee future results, outcomes, levels of activity, performance, developments, or achievements, and there can be no assurance that our expectations, intentions, anticipations, beliefs, or projections will result or be achieved or accomplished.

     Cautionary Statements of General Applicability

     In addition to other factors and matters discussed elsewhere in this Form 10-Q, in our other periodic reports and filings made from time to time with the Securities and Exchange Commission, and in our other public statements from time to time (including, without limitation, our press releases), some of the important factors that, in our view, could cause actual results to differ materially from those expressed, anticipated, or implied in the forward-looking statements include, without limitation, difficulties or delays in obtaining customers; dependence on a limited number of customers; lack of or delay in market acceptance and demand for our current and contemplated products; our having limited capital; the possibility that we will no longer meet the requirements for our stock to remain listed on The Nasdaq National Market; the expense of defending and the outcome of pending and future stockholder litigation; developments in our relatively new industry and in the larger economy; the downturn and ongoing uncertainty in the telecommunications industry and larger economy; our recent focus on our current business; difficulties or delays inherent in entering new markets and business areas; difficulties or delays in developing and establishing new products, product lines, and business lines; difficulties or delays in developing, manufacturing, and supplying products with the contemplated or desired features, performance, cost, and other characteristics; difficulties in estimating costs of developing and supplying products; difficulties in developing, manufacturing, and supplying products in a timely and cost-effective manner; difficulties or delays in developing improved products when expected or desired and with the additional features contemplated or desired; our limited ability to predict our future financial performance; our inability to predict the date of our profitability; the expected fluctuation in our quarterly results; the expected volatility in our stock price; difficulties in attracting and retaining qualified personnel, particularly in light of our business uncertainty, previous workforce restructurings, and lower stock price; our dependence on key personnel; inability to protect our proprietary technology; the potential for intellectual property infringement, warranty, product liability, and other claims; failure of our customers to sell broadband connectivity solutions that include our products; difficulties in our customers or ultimate end users of our products obtaining sufficient funding; the impact, availability, pricing, and success of competing technologies and products; general competition in the broadband connectivity industry and in other industries we enter; difficulties in distinguishing our products from competing technologies and products; difficulties in complying with existing governmental regulations and developments or changes in governmental regulation; difficulties or delays in obtaining any necessary governmental or regulatory permits, waivers, or approvals, including any necessary for us to offer and sell a type-approved product with the contemplated performance and other characteristics; our dependence on third-party suppliers and manufacturers; difficulties in obtaining satisfactory performance from third-party manufacturers and suppliers; risks associated with foreign sales such as currency and political risk; investment risk resulting in the decrease in value of our investments; difficulties in collecting our accounts receivable; future stock sales by our current stockholders, including our directors and management; the effect of our anti-takeover defenses (including our stockholder rights plan); and risks associated with any acquisitions or investments we may make. Many of these and other risks and uncertainties are described in more detail in our annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

     Specific Cautionary Statements Concerning Focus on FiberLeap(TM) Product
Line

     In July 2001, we announced that we are going to focus on our FiberLeap(TM) product line and exit our old point-to-multipoint outdoor unit product line. As a result, it is difficult to predict our future prospects in this market based on our limited history. Many of the cautionary statements contained in this Form 10-Q are particularly relevant in light of this recent decision. Our future depends on our ability to develop, market, and gain market acceptance of our FiberLeap(TM) products. We have limited experience with this new product line and in the markets the FiberLeap(TM) products address. We currently have no customers for our FiberLeap(TM) products. We are still in the process of developing our FiberLeap(TM) product line and obtaining the governmental approvals necessary for the commercial sale and deployment of our FiberLeap(TM) products. There can be no assurance that we will be successful in developing the FiberLeap(TM) product line, obtaining customers for our FiberLeap(TM) products, obtaining all necessary governmental approvals at all or in a timely manner, or addressing the other issues inherent in entering a new line of business. These issues, together with many of the other cautionary statements contained in this Form 10-Q, could have an adverse affect on our business, financial condition, results of operations, and viability as an ongoing company.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

     See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Disclosures about Market Risk.


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

     During the period from June 12 to September 13, 2001, four purported securities class action lawsuits were filed against us in the U.S. District Court for the Southern District of New York, Katz v. Telaxis Communications Corporation et al., Kucera v. Telaxis Communications Corporation et al., Paquette v. Telaxis Communications Corporation et al., and Inglis v. Telaxis Communications Corporation et al. The lawsuits also name one or more of the underwriters in our initial public offering and certain of our officers and directors. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint which supersedes the individual complaints originally filed. The amended complaint alleges, among other things, violations of the registration and antifraud provisions of the federal securities laws due to alleged statements in and omissions from our initial public offering registration statement concerning the underwriters' alleged activities in connection with the underwriting of our shares to the public. The amended complaint seeks, among other things, unspecified damages and costs associated with the litigation. These lawsuits against us have been assigned along with, we understand, approximately 1,000 other lawsuits making substantially similar allegations against approximately 300 other publicly-traded companies and their public offering underwriters to a single federal judge in the U.S. District Court for the Southern District of New York for consolidated pre-trial purposes. We and our officers and directors deny any liability and intend to vigorously defend the allegations against us.

     We are subject to potential liability under contractual and other matters and various claims and legal actions which may be asserted. These matters may arise in the ordinary course and conduct of our business. While the outcome of the potential claims and legal actions against us cannot be forecast with certainty, we believe that such matters should not result in any liability which would have a material adverse effect on our business.

Item 2.  Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

     The Company did not issue or sell any unregistered securities in the three months ended March 31, 2002.

Use of Proceeds from Registered Offerings

     On February 1, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-87885) filed in connection with the initial public offering of 4,600,000 shares of our common stock.

     We received approximately $71.1 million of net proceeds from the offering. Those net proceeds are being used for working capital and general corporate purposes. Pending such uses, the net proceeds have been invested in short-term, interest-bearing, investment grade securities or direct or guaranteed obligations of the U.S. government. From the time of receipt through March 31, 2002, we have applied approximately $50.5 million of the net proceeds from the offering toward working capital, financing capital expenditures, and funding operating losses.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

         None.

         (b)      Reports on Form 8-K

          The Company filed no reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Telaxis Communications Corporation



Date:  May 15, 2002             By: /s/ Dennis C. Stempel
                                    --------------------------------------------
                                               Dennis C. Stempel,
                                    Vice President, Chief Financial Officer
                                    and Treasurer (principal financial and
                                    accounting officer)