Form 10-Q
period 2002-06-30
TELAXIS COMMUNICATIONS CORP
filed 2002-08-14
CIK 712511

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

                              --------------------

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 31, 2002, there were 16,708,313 shares of the registrant's common stock outstanding.


                                      INDEX


                                                                                     PAGE NO.
                                                                                    ----------
    PART I.   FINANCIAL INFORMATION

    Item 1.      Financial Statements............................................     2

                     Condensed Balance Sheets as of June 30, 2002 (unaudited)
                       and December 31, 2001.....................................     3

                     Condensed Statements of Operations for the three months and
                       six months ended June 30, 2002 and 2001 (unaudited).......     4

                     Condensed Statement of Changes in Stockholders' Equity for
                       the six months ended June 30, 2002 (unaudited)............     5

                     Condensed Statements of Cash Flows for the six months ended
                       June 30, 2002 and 2001 (unaudited)........................     6

                     Notes to Financial Statements (unaudited)...................     7

    Item 2.      Management's Discussion and Analysis of Financial Condition and
                 Results of Operations...........................................     9

    Item 3.      Quantitative and Qualitative Disclosures about Market Risk......    14

    PART II.  OTHER INFORMATION

    Item 1.      Legal Proceedings...............................................    14

    Item 2.      Changes in Securities and Use of Proceeds.......................    15

    Item 4.      Submission of Matters to a Vote of Security Holders.............    15

    Item 5.      Other Information...............................................    15

    Item 6.      Exhibits and Reports on Form 8-K................................    15

    SIGNATURES...................................................................    16

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


Item 1.  Financial Statements.



                              TELAXIS COMMUNICATIONS CORPORATION
                                   CONDENSED BALANCE SHEETS
                               (in thousands, except share data)

                                                                                           June 30,         December 31,
                                                                                            2002                2001
                                                                                        --------------      ------------
                                                                                         (unaudited)
Assets
Current assets
   Cash and cash equivalents .........................................................   $  10,121           $  15,875
   Restricted cash ...................................................................         599                  --
   Marketable securities .............................................................       6,132               5,588
   Trade accounts receivable, less allowance for doubtful accounts ($0 in 2002 and
   $250 in 2001)......................................................................           2                 438
   Other accounts receivable .........................................................           2                 154
   Note receivable, less allowance of $210 in 2001 ...................................          --               1,000
   Inventories .......................................................................         313                 129
   Assets held for sale ..............................................................         950               1,659
   Other current assets ..............................................................         152                 102
                                                                                         ---------           ---------

     Total current assets ............................................................      18,271              24,945
                                                                                         ---------           ---------
   Property, plant and equipment, net ................................................       3,821               4,668
   Other assets ......................................................................          76                  79
                                                                                         ---------           ---------

     Total assets ....................................................................   $  22,168           $  29,692
                                                                                         =========           =========

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable ..................................................................   $     269           $     169
   Accrued expenses ..................................................................         740                 803
   Accrued restructuring costs .......................................................         896               1,298
   Current maturities of long-term debt ..............................................         696                 562
   Current maturities of capital lease obligations ...................................       1,578               1,912
                                                                                         ---------           ---------

     Total current liabilities .......................................................       4,179               4,744
                                                                                         ---------           ---------
   Long-term debt ....................................................................         210                 618
   Capital lease obligations .........................................................         316                 956
                                                                                         ---------           ---------

     Total liabilities ...............................................................       4,705               6,318
                                                                                         ---------           ---------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, $.01 par value; authorized 4,500,000 shares in 2002 and 2001
    none issued.......................................................................          --                  --
   Common stock, $.01 par value; authorized 100,000,000 shares in 2002 and 2001;
    issued 16,820,813 shares, outstanding 16,708,313 shares in 2002 (16,743,198
    issued and 16,630,698 outstanding in 2001)........................................         168                 167
   Additional paid-in capital ........................................................     124,700             124,623
   Accumulated comprehensive (loss) income ...........................................          (5)                  4
   Notes receivable ..................................................................          (3)                 (3)
   Treasury stock, at cost (112,500 shares) ..........................................         (37)                (37)
   Accumulated deficit ...............................................................    (107,360)           (101,380)
                                                                                         ---------           ---------

     Total stockholders' equity ......................................................      17,463              23,374
                                                                                         ---------           ---------

     Total liabilities and stockholders' equity ......................................   $  22,168           $  29,692
                                                                                         =========           =========


   The accompanying notes are an integral part of these financial statements.


                                           TELAXIS COMMUNICATIONS CORPORATION
                                           CONDENSED STATEMENTS OF OPERATIONS
                                          (in thousands, except per share data)





                                                                    Three months ended June 30,       Six months ended June 30,
                                                                  -------------------------------   -----------------------------
                                                                         2002           2001            2002          2001
                                                                         ----           ----            ----          ----
                                                                     (unaudited)     (unaudited)     (unaudited)   (unaudited)
Sales ...........................................................      $      8       $    968       $     13       $  1,490
Cost of sales ...................................................           868          2,137          1,666          4,223
                                                                       --------       --------       --------       --------

Gross margin (loss) .............................................          (860)        (1,169)        (1,653)        (2,733)
Operating expenses
     Research and development, net ..............................         1,079          1,832          2,200          3,827
     Selling, general and administrative ........................         1,678          1,724          3,119          3,716
     Restructuring costs ........................................           461             --            461             --
                                                                       --------       --------       --------       --------

       Total operating expenses .................................         3,218          3,556          5,780          7,543
                                                                       --------       --------       --------       --------

Operating loss ..................................................        (4,078)        (4,725)        (7,433)       (10,276)
                                                                       --------       --------       --------       --------

Other income (expense)
     Interest and other expense .................................           (93)          (144)          (198)          (320)
     Income from settlement of litigation .......................            --             --          1,223             --
     Interest and other income ..................................           134            427            428          1,051
                                                                       --------       --------       --------       --------

       Total other income .......................................            41            283          1,453            731
                                                                       --------       --------       --------       --------


Loss before income taxes ........................................        (4,037)        (4,442)        (5,980)        (9,545)
Income taxes ....................................................            --             --             --             --
                                                                       --------       --------       --------       --------

Net loss ........................................................      $ (4,037)      $ (4,442)      $ (5,980)      $ (9,545)

                                                                       ========       ========       ========       ========


Basic and diluted net loss per share ............................      $  (0.24)      $  (0.27)      $  (0.36)      $  (0.57)
                                                                       ========       ========       ========       ========


Shares used in computing basic and diluted net loss per share....        16,708         16,743         16,688         16,741
                                                                       ========       ========       ========       ========




   The accompanying notes are an integral part of these financial statements.



                                                 TELAXIS COMMUNICATIONS CORPORATION
                                       CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                               FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                                  (in thousands, except share data)
                                                            (unaudited)


                                                                                                             Accumulated
                                      Common Stock         Additional                              Common       Other
                                  --------------------      Paid-in     Accumulated     Notes     Stock in   Comprehensive
                                   Shares       Amount      Capital       Deficit     Receivable  Treasury   (Loss) Income    Total
                                   ------       ------      -------       -------     ----------  ---------   -------------   -----
Balances, January 1, 2002....    16,743,198    $   167    $  124,623    $ (101,380)   $   (3)     $  (37)     $    4       $ 23,374

Common stock grants .........        34,091         --            29            --        --          --          --             29
Stock compensation expense ..            --         --            15            --        --          --          --             15
Exercise of common stock
  options ...................        43,524          1            33            --        --          --          --             34
Purchase of treasury stock ..            --         --            --            --        --          --          --             --
Other .......................            --         --            --            --        --          --          --             --
Comprehensive loss:
   Net loss .................            --         --            --        (5,980)       --          --          --         (5,980)
   Unrealized loss on
    investments .............            --         --            --            --        --          --          (9)            (9)
                                 ----------    -------    ----------    ----------    ------      ------      ------       --------
Balances, June 30, 2002 .....    16,820,813    $   168    $  124,700    $ (107,360)   $   (3)     $  (37)     $   (5)      $ 17,463
                                 ==========    =======    ==========    ==========    ======      ======      ======       ========





   The accompanying notes are an integral part of these financial statements.


                            TELAXIS COMMUNICATIONS CORPORATION
                            CONDENSED STATEMENTS OF CASH FLOWS
                                      (in thousands)


                                                                                          Six months ended June 30,
                                                                                          ------------------------
                                                                                             2002           2001
                                                                                           --------       --------
                                                                                          (unaudited)    (unaudited)
Cash flows from operating activities
   Net loss .........................................................................      $ (5,980)      $ (9,545)
   Adjustments to reconcile net loss to net cash utilized by operating activities:
     Depreciation and amortization ..................................................         1,082          2,258
     Non-cash restructuring costs ...................................................           461             --
     Non-cash compensation expense ..................................................            15             23
     Changes in assets and liabilities
       Trade accounts receivable ....................................................           436          1,825
       Other accounts receivable ....................................................           152            207
       Inventories ..................................................................          (184)           105
       Other current assets .........................................................           (50)            39
       Accounts payable and accrued expenses ........................................            37         (4,087)
       Customer prepayments .........................................................            --            (38)
       Accrued restructuring costs...................................................          (354)            --
                                                                                           --------       --------
       Net cash utilized by operating activities ....................................        (4,385)        (9,213)
                                                                                           --------       --------

Cash flows from investing activities
   Purchase of marketable securities ................................................        (9,064)       (12,650)
   Sale of marketable securities ....................................................         8,511         21,831
   Additions to property and equipment ..............................................          (225)          (343)
   Proceeds from sale of assets .....................................................           200             --
   Repayment of note receivable .....................................................         1,000             --
   Reduction to other assets ........................................................             3             29
                                                                                           --------       --------
       Net cash provided by investing activities ....................................           425          8,867
                                                                                           --------       --------

Cash flows from financing activities
   Transfer of restricted cash ......................................................          (599)        (1,000)
   Proceeds from capital lease obligations ..........................................            --            569
   Repayments of long-term debt and capital lease obligations .......................        (1,258)        (1,360)
   Issuance of common stock upon exercise of options and warrants ...................            63              8
   Repayments of notes receivable ...................................................            --             46
                                                                                           --------       --------

       Net cash utilized by financing activities ....................................        (1,794)        (1,737)
                                                                                           --------       --------

Net decrease in cash and cash equivalents ...........................................        (5,754)        (2,083)
Cash and cash equivalents at beginning of period ....................................        15,875         27,865
                                                                                           --------       --------
Cash and cash equivalents at end of period ..........................................      $ 10,121       $ 25,782
                                                                                           ========       ========
Supplemental disclosure of cash flow information
   Non-cash investing and financing activities:
     Equipment acquired under capital lease agreement ...............................      $     --       $    807
     Unrealized loss on investments .................................................            (9)             2




   The accompanying notes are an integral part of these financial statements.

                       TELAXIS COMMUNICATIONS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies

     Basis of Presentation

     The financial information as of June 30, 2002 and for the three months and six months ended June 30, 2002 and 2001 is unaudited. In the opinion of management, such interim financial information includes all adjustments, including an additional restructuring charge as well as normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the financial statements and footnotes as of and for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2001 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for any future period.

     Marketable Securities

     The Company has invested the proceeds from its initial public offering in accordance with its corporate cash management policy. Marketable securities are classified as available for sale and are carried at cost plus accrued interest, which approximates fair value. The Company's investments consist of short-term, interest bearing, investment grade securities or direct or guaranteed obligations of the U.S. government. At June 30, 2002, all of the Company's securities, valued at $6.1 million, mature within thirteen months.

     Comprehensive Loss

     Comprehensive loss is defined as changes in equity other than from transactions resulting from investments by owners and distributions to owners. The Company's comprehensive loss of $6.0 million for the six months ended June 30, 2002 and $9.5 million for the six months ended June 30, 2001 consisted of its reported net losses attributable to common shareholders and unrealized losses on marketable securities.


2. Restructuring Charges

     In July 2001, the Company's Board of Directors approved the Company's plan to exit its point-to-multipoint outdoor unit product line. In connection with this decision, the Company recorded an $11.6 million restructuring charge for the year ended December 31, 2001. Of the $11.6 million in restructuring costs, $9.4 million relates to non-cash writedowns to net realizable value of the Company's inventories, fixed assets and other assets and $2.2 million relates to cash paid or to be paid for workforce reductions, excess facility costs and contract costs. Approximately $1.3 million was paid for such costs through June 30, 2002. Remaining accrued restructuring costs at June 30, 2002 consists of approximately $588,000 for facility consolidations, $108,000 for workforce reduction charges and $200,000 for contract terminations.

     In the three months ended June 30, 2002, the Company recorded an additional non-cash restructuring charge of $461,000 due to a decrease in estimated net realizable value of equipment from the discontinued point-to-multipoint outdoor unit product line.

3. Restricted Cash

     At June 30, 2002, the Company has $599,000 of restricted cash classified as a current asset. These funds are restricted by the terms of two standby letters of credit which satisfy certain financial obligations of the Company.

4. Note Receivable

     In February 2002, the Company negotiated the early repayment of a note receivable and, accordingly, as of December 31, 2001 reduced its valuation allowance to reflect the amount of the note to be repaid of $1.0 million. The $1.0 million amount was fully paid in the quarter ended March 31, 2002.


5. Inventories

     Inventories are stated at the lower of cost or market and consist of the following (in thousands):


                                                     June 30,      December 31,
                                                      2002            2001
                                                  ------------    -------------
                                                  (unaudited)
Parts and subassemblies.......................        $  228           $  126
Work-in process ..............................            85                3
                                                      ------           ------
                                                      $  313           $  129
                                                      ======           ======

6. Property, Plant and Equipment

         Property, plant and equipment consist of the following (in thousands):

                                                     June 30,      December 31,
                                                      2002            2001
                                                  ------------    -------------
                                                  (unaudited)
Machinery and equipment ......................      $ 11,852         $ 10,070
Furniture and fixtures .......................           812              813
Leasehold improvements .......................         1,958            1,958
Equipment under capital leases ...............         3,029            4,586
                                                    --------         --------
                                                      17,651           17,427
Less accumulated depreciation and amortization       (13,830)         (12,759)
                                                    --------         --------
                                                    $  3,821         $  4,668
                                                    ========         ========

     The net book value of equipment under capital leases was approximately $949,000 and $1,395,000 at June 30, 2002 and December 31, 2001, respectively.

     Depreciation expense for the six months ended June 30, 2002 and 2001 was $1,072,000 and $2,226,000, respectively.


7. Earnings Per Share

     Earnings per share has been computed by dividing the net loss by the weighted average common shares outstanding. No effect has been given to the future exercise of common stock options and stock warrants, since the effect would be antidilutive for all reporting periods.

                                                                   Three months ended            Six months ended
                                                                        June 30,                     June 30,
                                                                      (unaudited)                   (unaudited)
                                                              -------------------------------------------------------
                                                                    2002         2001           2002           2001
                                                              -------------------------------------------------------
Historical:  (in thousands, except per share data)

   Net loss ..............................................      $ (4,037)      $ (4,442)      $ (5,980)      $ (9,545)
                                                                ========       ========       ========       ========

   Weighted average shares of common stock outstanding....        16,708         16,743         16,688         16,741
                                                                ========       ========       ========       ========

   Basic and diluted net loss per share ..................      $  (0.24)      $  (0.27)      $  (0.36)      $  (0.57)
                                                                ========       ========       ========       ========


8.       Accrued Expenses

         Accrued expenses consist of the following (in thousands):


                                                                                June 30,      December 31,
                                                                             --------------   --------------
                                                                                  2002            2001
                                                                             --------------   --------------
                                                                              (unaudited)
      Accrued payroll, commissions and related expenses..................... $          583   $        556
      Accrued warranty expense..............................................             25             25
      Other accrued expenses................................................            132            222
                                                                             --------------   --------------
                                                                             $          740   $        803
                                                                             ==============   ==============



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

     The overall economic climate in the United States has declined since we decided to focus on our FiberLeap(TM) products. In particular, telecommunication markets have experienced a severe downturn, which has been highlighted by the bankruptcy filings of several former prominent telecommunications companies. Telecommunication markets remain depressed, and we cannot predict how long they will take to recover or the extent of any recovery. This uncertainty in the telecommunications industry and in the larger economy has made it very difficult to successfully launch our FiberLeap(TM) products and to build a business based on those products. While we continue to talk with potential purchasers of our FiberLeap(TM) products, we do not have any significant customers for those products and we cannot predict when (or if) we will obtain significant customers. Our current financial position may be inadequate to enable us to continue to pursue our efforts to build our FiberLeap(TM) business until more favorable market conditions return.

     In light of these factors, our board decided that the company should explore a wide variety of strategic opportunities and alternatives, and we are currently doing so. As part of this process, we are investigating and having discussions concerning possible strategic combinations. We have retained the investment banking firm Ferris, Baker Watts as our financial adviser to assist with the consideration of the various options. See "Safe Harbor for Forward-Looking Statements" below.


     For the three months and six months ended June 30, 2002, all of our sales were to customers located in the United States. For the three months and six months ended June 30, 2001, approximately 99.6% of our sales were to a customer located in Canada. Sales to customers located outside the United States may represent a significant portion of our total sales in future periods.

Result of Operations

     The following table provides statements of operations data as a percentage of sales for the periods presented. The percentages may not add due to rounding.

                                                        Three Months Ended           Six Months Ended
                                                             June 30,                    June 30,
                                                           (unaudited)                 (unaudited)
                                                   ------------------------------------------------------
                                                       2002          2001           2002         2001
                                                   ------------- ------------- ------------- ------------
Sales .......................................           100.0%       100.0%          100.0%       100.0%
Cost of sales ...............................        10,850.0        220.8        12,815.4        283.4
                                                     --------        -----        --------        -----

Gross margin (loss) .........................       (10,750.0)      (120.8)      (12,715.4)      (183.4)
Operating expenses
    Research and development, net ...........        13,487.5        189.3        16,923.1        256.8
    Selling, general and administrative......        20,975.0        178.1        23,992.3        249.4
    Restructuring costs .....................         5,762.5           --         3,546.2           --
                                                     --------        -----        --------        -----

      Total operating expenses ..............        40,225.0        367.4        44,461.5        506.2
                                                     --------        -----        --------        -----

Operating loss ..............................       (50,975.0)      (488.1)      (57,176.9)      (689.7)
Other income (expense) ......................           512.5         29.2        11,176.9         49.1
                                                     --------        -----        --------        -----

Loss before income taxes ....................       (50,462.5)      (458.9)      (46,000.0)      (640.6)
Income taxes ................................            (0.0)        (0.0)           (0.0)        (0.0)
                                                     --------        -----        --------        -----

Net loss ....................................       (50,462.5)%     (458.9)%     (46,000.0)%     (640.6)%
                                                     ========        =====        ========        =====


Three Months and Six Months Ended June 30, 2002 and 2001

Sales

     Sales decreased 99% to $8,000 for the three months ended June 30, 2002 from $968,000 for the three months ended June 30, 2001. Sales decreased 99% to $13,000 for the six months ended June 30, 2002 from $1.5 million for the six months ended June 30, 2001. The decrease in sales from 2001 to 2002 reflects reduced shipments of our planar point-to-multipoint products resulting from a general industry decline, our discontinuation of shipments to our former major customer Alcatel, and our decision to exit our point-to-multipoint outdoor unit product line. In addition, we have not yet generated revenue from sales of our FiberLeap (TM) products.

Cost of Sales

     Cost of sales consists of component and material costs, direct labor costs, warranty costs, overhead related to manufacturing our products and customer support costs. Cost of sales decreased $1.2 million to $868,000 for the three months ended June 30, 2002 from $2.1 million for the three months ended June 30, 2001. Cost of sales decreased $2.5 million to $1.7 million for the six months ended June 30, 2002 from $4.2 million for the six months ended June 30, 2001. Gross margins were negative 10,750% in the three months ended June 30, 2002 and negative 121% for the three months ended June 30, 2001. Gross margins were negative 12,715% in the six months ended June 30, 2002 and negative 183% for the six months ended June 30, 2001. The change in cost of sales and the decline in gross margin as a percentage of sales were attributable primarily to decreased shipments of our products and the absorption of our manufacturing costs over lower production volume.

Research and Development Expenses

     Research and development expenses consist primarily of personnel and related costs associated with our product development efforts. These include costs for development of products and components, test equipment and related facilities. Gross research and development expenses decreased by $1 million to $1.1 million for the three months ended June 30, 2002 from $2.1 million for the three months ended June 30, 2001. Gross research and development expenses decreased by $1.9 million to $2.2 million for the six months ended June 30, 2002 from $4.1 million for the six months ended June 30, 2001. This decrease is attributable to reductions in the size of our research and development staff, development material, capital equipment, and related facilities and support costs. Research and development costs were partially offset by customer funding of $229,000 for the three months ended June 30, 2001, and $266,000 for the six months ended June 30, 2001.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses consist primarily of employee salaries and associated costs for selling, marketing, customer support, information systems, finance, legal, and administration. Selling, general and administrative expenses remained consistent at $1.7 million for the three months ended June 30, 2002 and for the three months ended June 30, 2001. Selling, general and administrative expenses decreased $600,000 to $3.1 million for the six months ended June 30, 2002 from $3.7 million for the six months ended June 30, 2001. The decrease was due primarily to a decrease in the number of personnel in these areas and from decreases in related spending as we reduced the administrative structure of the company in response to the decrease in sales and production volumes.

Other Income (Expense)

     Other income (expense) consists of interest and dividends earned on cash and marketable securities and other non-operating income offset by interest expense on debt and capital lease obligations and miscellaneous non-operating expenses. Total other income (expense) decreased to $41,000 in income for the three months ended June 30, 2002 from $283,000 in income for the three months ended June 30, 2001. Total other income (expense) increased to $1.5 million in income for the six months ended June 30, 2002 from $731,000 in income for the six months ended June 30, 2001. Interest expense decreased to $93,000 for the three months ended June 30, 2002 from $144,000 for the three months ended June 30, 2001. Interest expense decreased to $198,000 for the six months ended June 30, 2002 from $320,000 for the six months ended June 30, 2001. Interest and other income decreased to $134,000 for the three months ended June 30, 2002 from $427,000 for the same period in 2001 primarily due to reductions in the balances of cash and marketable securities and reductions in interest rates. Interest and other income decreased to $428,000 for the six months ended June 30, 2002 from $1.1 million for the same period in 2001 primarily due to reductions in the balances of cash and marketable securities and reductions in interest rates. Income from settlement of litigation of $1.2 million for the six months ended June 30, 2002 resulted from the settlement of the litigation against Alcatel.


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

     At June 30, 2002, we had cash and cash equivalents of $10.7 million (including restricted cash of $599,000 - see Note 3 to Financial Statements) and marketable securities of $6.1 million.

     The decrease in accounts receivable to $2,000 at June 30, 2002 from $438,000 at December 31, 2001 reflects the settlement of accounts receivable and the related allowance for doubtful accounts from Alcatel as a result of the settlement of litigation against Alcatel. The increase in accounts payable to $269,000 at June 30, 2002 from $169,000 at December 31, 2001 reflects an increase in sales and marketing efforts and inventory procurement related to initial production of FiberLeap(TM) product.

     At June 30, 2002, we had approximately $900,000 in long-term debt, of which $100,000 is due through June 2003 with an interest rate of 10% and approximately $800,000 is due through November 2003 with an interest rate of 12%.

     At June 30, 2002, we had approximately $1.9 million in capital lease obligations, which are due through January 2005.

     Cash utilized in operating activities in the six months ended June 30, 2002 was $4.4 million compared to $9.2 million for the same period in 2001. For both of these periods, cash used in operating activities has primarily represented funding of our net losses.

     Cash provided by investing activities for the six months ended June 30, 2002 was $425,000 compared to cash provided by investing activities of $8.9 million for the same period in 2001. In the six months ended June 30, 2002 these amounts related primarily to the purchase and sale of marketable securities and repayment of a note receivable. In the six months ended June 30, 2001 these amounts related primarily to the purchase and sale of markable securities.

     Cash utilized by financing activities in the six months ended June 30, 2002 was $1.8 million compared to cash utilized by financing activities of $1.7 million for the same period in 2001. The financing activities for both periods consisted primarily of payments on capital lease obligations and long term debt and transfers to restricted cash. In addition, the June 30, 2001 amounts were partially offset by the proceeds from equipment lease financing.

     Our 2002 and future cash requirements will depend upon a number of factors, including the timing and extent of growth in our FiberLeap(TM) product line and the timing and level of research and development activities and sales and marketing campaigns, and our ability to generate sales orders while controlling manufacturing and overhead costs. We believe that our cash and marketable securities balances at June 30, 2002 will provide sufficient capital to fund our operations, as currently conducted, for the next 12 months. However, we are currently exploring a wide variety of strategic opportunities and alternatives, including having discussions concerning possible strategic combinations. Our capital needs may be higher or lower depending on the outcome of our exploration of these strategic opportunities and alternatives. If additional capital is required or desired, there can be no assurance that additional financing will be available to us on favorable terms or at all.


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

     As of June 30, 2002, we had cash and cash equivalents of $10.7 million. Substantially all of these amounts consisted of highly liquid investments with remaining maturities at the date of purchase of less than 90 days. As of June 30, 2002, we had marketable securities of $6.1 million, which consisted of short-term, interest bearing, investment grade securities or direct or guaranteed obligations of the U.S. government, with maturities through July 2003. These investments are exposed to interest rate risk and will decrease in value if market interest rates increase. We believe a hypothetical increase in market interest rates by 10 percent from the June 30, 2002 rates would not cause the fair value of these investments to decline significantly, since the Company's investments mature within thirteen months. Although an immediate increase in interest rates would not have a material effect on our financial condition or results of operations, declines in interest rates over time will reduce our interest income.

     We do not own any material equity investments. Therefore, we do not currently have any direct equity price risk. In the past three years, all sales to international customers were denominated in United States dollars and, accordingly, we were not exposed to foreign currency exchange rate risks.


Safe Harbor for Forward-Looking Statements

     General Overview

     This Quarterly Report on Form 10-Q contains forward-looking statements as defined by federal securities laws which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, intentions, projections, developments, future events, performance or products, underlying assumptions, and other statements which are other than statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "intends", "plans", "anticipates", "contemplates", "believes", "estimates", "predicts", "projects", "potential", "continue", and other similar terminology or the negative of these terms. From time to time, we may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this Form 10-Q, including those set forth below, and any other cautionary statements which may accompany the forward-looking statements. In addition, we undertake no obligation to update or revise any forward-looking statement to reflect events, circumstances, or new information after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, and we disclaim any such obligation.

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

     Cautionary Statements of General Applicability

     In addition to other factors and matters discussed elsewhere in this Form 10-Q, in our other periodic reports and filings made from time to time with the Securities and Exchange Commission, and in our other public statements from time to time (including, without limitation, our press releases), some of the important factors that, in our view, could cause actual results to differ materially from those expressed, anticipated, or implied in the forward-looking statements include, without limitation, difficulties or delays in obtaining customers; dependence on a limited number of customers; lack of or delay in market acceptance and demand for our current and contemplated products; our having limited capital; the expense of defending and the outcome of pending andfuture stockholder litigation; developments in our relatively new industry and in the larger economy; the downturn and ongoing uncertainty in the telecommunications industry and larger economy; our recent focus on our current business; difficulties or delays inherent in entering new markets and business areas; difficulties or delays in developing and establishing new products, product lines, and business lines; difficulties or delays in developing, manufacturing, and supplying products with the contemplated or desired features, performance, price, cost, and other characteristics; difficulties in estimating costs of developing and supplying products; difficulties in developing, manufacturing, and supplying products in a timely and cost-effective manner; difficulties or delays in developing improved products when expected or desired and with the additional features contemplated or desired; our limited ability to predict our future financial performance; our inability to predict the date of our profitability; the expected fluctuation in our quarterly results; the expected volatility in our stock price; difficulties in attracting and retaining qualified personnel, particularly in light of our business uncertainty, previous workforce restructurings, and lower stock price; our dependence on key personnel; inability to protect our proprietary technology; the potential for intellectual property infringement, warranty, product liability, and other claims; failure of our customers to sell broadband connectivity solutions that include our products; difficulties in our customers or ultimate end users of our products obtaining sufficient funding; the impact, availability, pricing, and success of competing technologies and products; general competition in the broadband connectivity industry and in other industries we enter; difficulties in distinguishing our products from competing technologies and products; difficulties in complying with existing governmental regulations and developments or changes in governmental regulation; difficulties or delays in obtaining any necessary governmental or regulatory permits, waivers, or approvals, including any necessary for us to offer and sell a type-approved product with the contemplated performance and other characteristics; our dependence on third-party suppliers and manufacturers; difficulties in obtaining satisfactory performance from third-party manufacturers and suppliers; risks associated with foreign sales such as currency and political risk; investment risk resulting in the decrease in value of our investments; difficulties in collecting our accounts receivable; future stock sales by our current stockholders, including our directors and management; the effect of our anti-takeover defenses (including our stockholder rights plan); and risks associated with any acquisitions or investments in which we may be involved. Many of these and other risks and uncertainties are described in more detail in our annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

     Specific Cautionary Statements Concerning Focus on FiberLeap(TM) Product
Line

     In July 2001, we announced that we were going to focus on our FiberLeap(TM) product line and exit our old point-to-multipoint outdoor unit product line. As a result, it is difficult to predict our future prospects in this market based on our limited history. Many of the cautionary statements contained in this Form 10-Q are particularly relevant in light of this recent decision. Our future depends on our ability to develop, market, gain market acceptance of, and sell our FiberLeap(TM) products. We have limited experience with this new product line and in the markets the FiberLeap(TM) products address. We currently have no significant customers for our FiberLeap(TM) products. We are still in the process of developing our FiberLeap(TM) product line and obtaining the governmental approvals necessary for the commercial sale and deployment of our FiberLeap(TM) products. There can be no assurance that we will be successful in developing the FiberLeap(TM) product line, obtaining customers for our FiberLeap(TM) products, obtaining all necessary governmental approvals at all or in a timely manner, developing or establishing an acceptable business based solely on sales of FiberLeap(TM) products, or addressing the other issues inherent in entering a new line of business. These issues, together with many of the other cautionary statements contained in this Form 10-Q, could have an adverse effect on our business, financial condition, results of operations, and viability as an ongoing company.

     Specific Cautionary Statements relating to Strategic Opportunities and Alternatives

     We are currently exploring a wide variety of strategic opportunities and alternatives. There can be no assurance whatsoever that any transaction or other corporate action will result from this exploration of alternatives. Further, there can be no assurance whatsoever concerning the type, form, structure, nature, results, timing, or terms and conditions of any such potential action, even if such an action does result from this exploration. We do not intend to make any additional comments regarding this matter unless and until a definitive transaction agreement has been reached, the exploration of alternatives has been terminated, or there are other definitive developments warranting further disclosure.

     Other factors (in addition to those described in this Form 1O-Q) that could influence any possible transaction or other corporate action resulting from this exploration of alternatives include, without limitation, the following: our ability to identify desirable strategic alternatives, as well as our ability to execute such alternatives or the transactions associated with such alternatives; the level of interest of third parties in pursuing possible strategic transactions with us; our desire and ability (or lack thereof) to continue to explore possible strategic alternatives and opportunities; the desire and ability (or lack thereof) of us and any relevant third parties to reach mutually acceptable definitive documentation to effect a possible strategic transaction and, if that occurs, whether the conditions to closing would then be satisfied; the time and costs required to explore and investigate possible transactions and other corporate actions; management and board interest in and distraction due to exploring and investigating possible transactions and other corporate actions; and reactions, either positive or negative, of investors, competitors, customers, employees, and others to our exploring possible strategic alternatives and opportunities and to any specific strategic alternative or opportunity selected by us.

     Specific Cautionary Statements relating to Possible Delisting from Nasdaq National Market

     Our common stock is currently traded on the Nasdaq National Market. One of the requirements for continued listing on that market is that the minimum bid price of our stock must remain above $1.00. We received a letter of notice dated July 11, 2002 from the Nasdaq National Market stating that, due to our minimum bid price levels remaining under the $1.00 level for 30 consecutive trading days, we were on notice that we could be subject to a delisting procedure should the bid price continue to remain under the $1.00 level for an additional 90-day period (ending October 9, 2002), unless our stock attained a bid price of $1.00 or more for a period of 10 consecutive days during that 90-day period. There can be no assurance that our stock price will attain a bid price of $1.00 or more for a period of 10 consecutive days prior to October 9, 2002. If the delisting procedure is commenced (or perhaps even before), we may take certain actions to attempt to increase the bid price of our stock. While there are many actions that may be taken to attempt to increase the bid price of our stock, two of the possibilities are a reverse stock split and a stock repurchase. Any such actions (even if successful) may have adverse effects on us, such as adverse reaction from employees, investors and financial markets in general, adverse publicity, and adverse reactions from customers. There are other requirements for continued listing on the Nasdaq National Market, such as having a minimum of $4.0 million of net tangible assets, $5.0 million minimum value of public float, 400 round lot stockholders, and two market makers. There can be no assurance that we will continue to meet these listing requirements. Should our stock be delisted from the Nasdaq National Market, we may have our stock listed on the Nasdaq SmallCap Market (if we meet the requirements for listing on that market) or traded on the OTC Bulletin Board. These alternatives may result in a less liquid market available for existing and potential stockholders to buy and sell shares of our stock and could further depress the price of our stock.



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


Item 3. Quantitative and Qualitative Disclosures about Market Risk.

See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, - Disclosures about Market Risk.


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

     During the period from June 12 to September 13, 2001, four purported securities class action lawsuits were filed against us in the U.S. District Court for the Southern District of New York, Katz v. Telaxis Communications

Corporation et al., Kucera v. Telaxis Communications Corporation et al., Paquette v. Telaxis Communications Corporation et al., and Inglis v. Telaxis Communications Corporation et al. The lawsuits also name one or more of the underwriters in our initial public offering and certain of our officers and directors. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint which supersedes the individual complaints originally filed. The amended complaint alleges, among other things, violations of the registration and antifraud provisions of the federal securities laws due to alleged statements in and omissions from our initial public offering registration statement concerning the underwriters' alleged activities in connection with the underwriting of our shares to the public. The amended complaint seeks, among other things, unspecified damages and costs associated with the litigation. These lawsuits against us have been assigned along with, we understand, approximately 1,000 other lawsuits making substantially similar allegations against approximately 300 other publicly-traded companies and their public offering underwriters to a single federal judge in the U.S. District Court for the Southern District of New York for consolidated pre-trial purposes. On July 15, 2002, we, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints on various legal grounds common to all or most of the issuer defendants. This motion is currently pending. We and our officers and directors deny any liability and intend to vigorously defend the allegations against us.

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

Item 2.  Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

     We did not issue or sell any unregistered securities in the three months ended June 30, 2002.

Use of Proceeds from Registered Offerings

     On February 1, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-87885) filed in connection with the initial public offering of 4,600,000 shares of our common stock.

     We received approximately $71.1 million of net proceeds from the offering. Those net proceeds are being used for working capital and general corporate purposes. Pending such uses, the net proceeds have been invested in short-term, interest bearing, investment grade securities or direct or guaranteed obligations of the U.S. government. From the time of receipt through June 30, 2002, we have applied approximately $54.2 million of the net proceeds from the offering toward working capital, financing capital expenditures, and funding operating losses.

Item 4.  Submission of Matters to a Vote of Security Holders.

     We held our annual meeting of stockholders on May 21, 2002. In connection with that meeting, beginning on April 19, 2002, we distributed a definitive proxy statement to our stockholders of record as of March 22, 2002. At that meeting, the following nominees were each elected to serve a three-year term as one of our directors:

                  BOARD'S NOMINEE              FOR               WITHHELD
                  ---------------              ---               --------
                Albert E. Paladino          13,613,447           121,667
                 David A. Norbury           13,617,416           117,698
                John L. Youngblood          12,993,903           741,211

     The terms of office of each of Raphael H. Amit, Carol B. Armitage, Allan M. Doyle, Jr., and Ralph A. Goldwasser as one of our directors continued after the May 21, 2002 annual meeting of stockholders.


Item 5. Other Information

 Certification Under Sarbanes-Oxley Act

     Our chief executive officer and chief financial officer have furnished to the Securities and Exchange Commission the certification with respect to this report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)        Exhibits

         None.

         (b)        Reports on Form 8-K

         We filed no reports on Form 8-K during the quarter ended June 30, 2002.




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Telaxis Communications Corporation



Date:  August 14, 2002       By: /s/ Dennis C. Stempel
                                 -----------------------------------------------
                                 Dennis C. Stempel,
                                 Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)