Form 10-Q
period 2002-09-30
TELAXIS COMMUNICATIONS CORP
filed 2002-11-14
CIK 712511

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

                        Commission File Number 000-29053

                       TELAXIS COMMUNICATIONS CORPORATION

             (Exact name of registrant as specified in its charter)

                 MASSACHUSETTS                                   04-2751645
(State or other jurisdiction of incorporation or             (I.R.S. Employer
                  organization)                              Identification No.)


                            20 INDUSTRIAL DRIVE EAST
                            SOUTH DEERFIELD, MA 01373
                    (Address of principal executive offices)

                                 (413) 665-8551
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of October 31, 2002, there were 16,708,313 shares of the registrant's common stock outstanding.



--------------------------------------------------------------------------------

                                      INDEX


                                                                                                PAGE NO.
                                                                                                -------
PART I.  FINANCIAL INFORMATION

Item 1.        Financial Statements.........................................................       2

                     Condensed Balance Sheets as of September 30, 2002
                       (unaudited) and December 31, 2001....................................       3

                     Condensed Statements of Operations for the three months
                       and nine months ended September 30, 2002 and 2001 (unaudited)........       4

                     Condensed Statements of Cash Flows for the nine months
                       ended September 30, 2002 and 2001 (unaudited)........................       5

                     Notes to Financial Statements (unaudited)..............................       6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of
               Operations...................................................................       9

Item 3.        Quantitative and Qualitative Disclosures about Market Risk...................      16

Item 4.        Controls and Procedures......................................................      16

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings............................................................      16

Item 2.        Changes in Securities and Use of Proceeds....................................      17

Item 5.        Other Information............................................................      17

Item 6.        Exhibits and Reports on Form 8-K.............................................      17

SIGNATURES..................................................................................      18

CERTIFICATIONS..............................................................................      18


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

Item 1.  Financial Statements.

                                           TELAXIS COMMUNICATIONS CORPORATION
                                                CONDENSED BALANCE SHEETS
                                            (in thousands, except share data)


                                                                                                     September 30,     December 31,
                                                                                                         2002              2001
                                                                                                     -------------     -------------
                                                                                                     (unaudited)
Assets
Current assets
   Cash and cash equivalents.......................................................................  $     8,579      $    15,875
   Restricted cash.................................................................................          350               --
   Marketable securities...........................................................................        4,284            5,588
   Trade accounts receivable, less allowance for doubtful accounts ($0 in 2002 and $250 in 2001)...           40              438
   Other accounts receivable.......................................................................           --              154
   Note receivable, less allowance of $210 in 2001.................................................           --            1,000
   Inventories.....................................................................................           32              129
   Assets held for sale............................................................................        1,395            1,659
   Other current assets............................................................................          158              102
                                                                                                     ------------     ------------

      Total current assets.........................................................................       14,838           24,945
                                                                                                     ------------     ------------
   Property, plant and equipment, net..............................................................        2,857            4,668
   Other assets....................................................................................           72               79
                                                                                                     ------------     ------------

      Total assets.................................................................................  $    17,767      $    29,692
                                                                                                     ============     ============

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable................................................................................  $       161      $       169
   Accrued expenses................................................................................        1,234              803
   Accrued restructuring costs.....................................................................          583            1,298
   Current maturities of long-term debt............................................................          620              562
   Current maturities of capital lease obligations.................................................        1,209            1,912
                                                                                                     ------------     ------------

      Total current liabilities....................................................................        3,807            4,744
                                                                                                     ------------     ------------
   Long-term debt..................................................................................          144              618
   Capital lease obligations.......................................................................          201              956
                                                                                                     ------------     ------------

      Total liabilities............................................................................        4,152            6,318
                                                                                                     ------------     ------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, $.01 par value; authorized 4,500,000 shares in 2002 and 2001; none issued......           --               --
   Common stock, $.01 par value; authorized 100,000,000 shares in 2002 and 2001; issued 16,820,813 shares, outstanding 16,708,313 shares in 2002 (16,743,198 issued and 16,630,698 outstanding in
    2001)..........................................................................................          168              167
   Additional paid-in capital......................................................................      124,700          124,623
   Accumulated other comprehensive income..........................................................            1                4
   Notes receivable................................................................................           --               (3)
   Treasury stock, at cost (112,500 shares)........................................................          (37)             (37)
   Accumulated deficit.............................................................................     (111,217)        (101,380)
                                                                                                     ------------     ------------

      Total stockholders' equity...................................................................       13,615           23,374
                                                                                                     ------------     ------------

      Total liabilities and stockholders' equity...................................................  $    17,767      $    29,692
                                                                                                     ============     ============



   The accompanying notes are an integral part of these financial statements.

                              TELAXIS COMMUNICATIONS CORPORATION
                              CONDENSED STATEMENTS OF OPERATIONS
                             (in thousands, except per share data)


                                                                   Three months ended         Nine months ended
                                                                      September 30              September 30
                                                                ------------------------  ------------------------
                                                                   2002         2001         2002         2001
                                                                (unaudited)  (unaudited)  (unaudited)  (unaudited)
Sales .......................................................    $     40     $    431     $     53     $  1,921
Cost of sales ...............................................         712        1,472        2,378        5,695
Inventory restructuring cost ................................         210        4,962          210        4,962
                                                                 --------     --------     --------     --------

Gross margin (loss) .........................................        (882)      (6,003)      (2,535)      (8,736)
Operating expenses
      Research and development, net .........................       1,014        1,110        3,214        4,937
      Selling, general and administrative ...................       2,115        1,357        5,234        5,073
      Restructuring costs ...................................        (139)       6,687          322        6,687
                                                                 --------     --------     --------     --------

        Total operating expenses ............................       2,990        9,154        8,770       16,697
                                                                 --------     --------     --------     --------

Operating loss ..............................................      (3,872)     (15,157)     (11,305)     (25,433)
                                                                 --------     --------     --------     --------

Other income (expense)
      Interest and other expense ............................         (73)        (145)        (271)        (465)
      Income from settlement of litigation ..................          --           --        1,223           --
      Interest and other income .............................          88          319          516        1,370
                                                                 --------     --------     --------     --------

        Total other income ..................................          15          174        1,468          905
                                                                 --------     --------     --------     --------


Loss before income taxes ....................................      (3,857)     (14,983)      (9,837)     (24,528)
Income taxes ................................................          --           --           --           --
                                                                 --------     --------     --------     --------

Net loss ....................................................    $ (3,857)    $(14,983)    $ (9,837)    $(24,528)
                                                                 ========     ========     ========     ========

Basic and diluted net loss per share ........................    $  (0.23)    $  (0.90)    $  (0.59)    $  (1.47)
                                                                 ========     ========     ========     ========

Shares used in computing basic and diluted net loss per share      16,708       16,721       16,695       16,735
                                                                 ========     ========     ========     ========


   The accompanying notes are an integral part of these financial statements.


                                  TELAXIS COMMUNICATIONS CORPORATION
                                  CONDENSED STATEMENTS OF CASH FLOWS
                                            (in thousands)


                                                                                        Nine months ended
                                                                                           September 30,
                                                                                  ------------------------------
                                                                                        2002         2001
                                                                                      --------     --------
                                                                                     (unaudited)  (unaudited)
Cash flows from operating activities
   Net loss ......................................................................    $ (9,837)    $(24,528)
   Adjustments to reconcile net loss to net cash utilized by operating activities:
      Depreciation and amortization ..............................................       1,628        2,829
      Non-cash restructuring costs ...............................................         532        8,818
      Non-cash compensation expense ..............................................          15           34
      Decrease in notes receivable ...............................................           3           --
      Changes in assets and liabilities
        Trade accounts receivable ................................................         398        2,317
        Other accounts receivable ................................................         154          252
        Inventories ..............................................................        (113)         657
        Other current assets .....................................................         (56)         223
        Accounts payable and accrued expenses ....................................         423       (5,459)
        Customer prepayments .....................................................          --          (24)
        Accrued restructuring costs ..............................................        (528)       1,599
                                                                                      --------     --------

        Net cash utilized by operating activities ................................      (7,381)     (13,282)
                                                                                      --------     --------

Cash flows from investing activities
   Purchase of marketable securities .............................................     (12,764)     (19,246)
   Maturities of marketable securities ...........................................      14,065       25,760
   Additions to property and equipment ...........................................        (246)        (418)
   Proceeds from sale of assets ..................................................         200           --
   Repayment of note receivable ..................................................       1,000           --
   Reduction to other assets .....................................................           7           29
                                                                                      --------     --------

        Net cash provided by investing activities ................................       2,262        6,125
                                                                                      --------     --------

Cash flows from financing activities
   Funds held in escrow ..........................................................          --         (339)
   Transfer of restricted cash ...................................................        (350)          --
   Proceeds from capital lease obligations .......................................          --          569
   Repayments of long-term debt and capital lease obligations ....................      (1,890)      (2,023)
   Issuance of common stock upon exercise of options and warrants ................          63            8
   Repayments of notes receivable ................................................          --           46
                                                                                      --------     --------

        Net cash utilized by financing activities ................................      (2,177)      (1,739)
                                                                                      --------     --------

Net decrease in cash and cash equivalents ........................................      (7,296)      (8,896)
Cash and cash equivalents at beginning of period .................................      15,875       27,865
                                                                                      --------     --------

Cash and cash equivalents at end of period .......................................    $  8,579     $ 18,969
                                                                                      ========     ========

Supplemental disclosure of cash flow information
   Non-cash investing and financing activities:
      Equipment acquired under capital lease agreement ...........................    $      0     $    807
      Unrealized loss on investments .............................................           3            6



   The accompanying notes are an integral part of these financial statements.

                       TELAXIS COMMUNICATIONS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies

     Basis of Presentation

     The financial information as of September 30, 2002 and for the three months and nine months ended September 30, 2002 and 2001 is unaudited. In the opinion of management, such interim financial information includes all adjustments, including restructuring charges as well as normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the financial statements and footnotes as of and for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2001 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for any future period.

     Marketable Securities

     The Company has invested the proceeds from its February 2000 initial public offering in accordance with its corporate cash management policy. Marketable securities are classified as available for sale and are carried at cost plus accrued interest, which approximates fair value. The Company's investments consist of short-term, interest bearing, investment grade securities or direct or guaranteed obligations of the U.S. government. At September 30, 2002, all of the Company's securities, valued at $4.3 million, mature within 12 months.

     Comprehensive Loss and Other Changes in Stockholders' Equity

     Comprehensive loss is defined as changes in equity other than from transactions resulting from investments by owners and distributions to owners. The Company's comprehensive loss of $9.8 million for the nine months ended September 30, 2002 and $24.5 million for the nine months ended September 30, 2001 consisted of its reported net losses attributable to common shareholders and unrealized losses on marketable securities.

The components of comprehensive loss were as follows ( in thousands):

                                             Three months ended          Nine months ended
                                                September 30,              September 30,
                                           ----------------------     --------------------
                                              2002        2001            2002       2001
Net loss ............................      $ (3,857)   $ (14,983)      $ (9,837) $ (24,528)
Unrealized gain (loss) on investments             6            4             (3)         6
                                           --------    ---------       --------  ---------
Comprehensive loss ..................      $ (3,851)   $ (14,979)      $ (9,840) $ (24,522)
                                           ========    =========       ========  =========

     Other changes in stockholders' equity from December 31, 2001 to September 30, 2002 of an increase of $81,000 include the exercise of common stock options, common stock grants and a decrease in notes receivable.

2. Restructuring Charges

     In July 2001, the Company's Board of Directors approved the Company's plan to exit its point-to-multipoint outdoor unit product line. In connection with this decision, the Company recorded an $11.6 million restructuring charge during the nine months ended September 30, 2001. Of the $11.6 million in restructuring costs, $9.4 million relates to non-cash writedowns to net realizable value of the Company's inventories, fixed assets and other assets and $2.2 million relates to cash paid or to be paid for workforce reductions, excess facility costs and contract costs.

     In the nine months ended September 30, 2002, the Company recorded an additional non-cash restructuring charge of $461,000 due to a decrease in the estimated net realizable value of assets held for sale, which consisted of equipment from the discontinued point-to-multipoint outdoor unit product line.

     In the three months ended September 30, 2002, the Company recorded an additional non-cash inventory restructuring charge of $210,000 due to a decrease in the estimated net realizable value of the Company's Fiber Leap (TM) inventory. The Company also reduced its estimate of accrued restructuring costs by $139,000, resulting from the termination of a lease on a research and development facility in Texas for less than the remaining obligation.

     Approximately $1.5 million was paid for restructuring costs through September 30, 2002. Accrued restructuring costs at September 30, 2002 consists of approximately $375,000 for facility consolidations, $58,000 for workforce reduction charges, and $150,000 for contract terminations.


3. Restricted Cash

     At September 30, 2002, the Company has $350,000 of restricted cash classified as a current asset. These funds are restricted by the terms of two standby letters of credit which satisfy certain financial obligations of the Company.


4. Note Receivable

     In February 2002, the Company negotiated the early repayment of a note receivable and, accordingly, reduced its valuation allowance as of December 31, 2001 to reflect the amount of the note to be repaid of $1.0 million. The $1.0 million amount was fully paid in the quarter ended March 31, 2002.


5. Inventories

   Inventories are stated at the lower of cost or market and consist of the following (in thousands):


                                                  September 30,    December 31,
                                                       2002           2001
                                                --------------  ----------------
                                                 (unaudited)
         Parts and subassemblies............    $          32    $         126
         Work-in process....................               --                3
                                                --------------  ----------------
                                                $          32    $         129
                                                ==============  ================


6. Assets Held for Sale

     In July 2001, certain assets were determined to be impaired as a result of the Company's decision to exit the point-to-multipoint outdoor unit product line. These assets were written down to their estimated net realizable value and are included on the balance sheet as assets held for sale. In the nine months ended September 30, 2002, the value of these assets was further reduced as the Company continued to assess their estimated net realizable value.


     The company has continued to assess the utilization and importance of certain assets in the ongoing operations of the business and the allocation of values between assets held for sale and property, plant and equipment for certain test equipment components. As a result of this continuing assessment, $445,000 of property, plant and equipment was reclassified to assets held for sale in the three months ended September 30, 2002.

     Substantially all of the assets held for sale were sold at auction in October 2002 (see Note 11).

7. Property, Plant and Equipment

     Property, plant and equipment consist of the following (in thousands):

                                                                    September 30,      December 31,
                                                                        2002              2001
                                                                   -------------      ------------
                                                                    (unaudited)
           Machinery and equipment..............................   $     10,322       $     10,070
           Furniture and fixtures...............................            723                813
           Leasehold improvements...............................          1,199              1,958
           Equipment under capital leases.......................          3,029              4,586
                                                                   -------------      ------------

                                                                         15,273             17,427
           Less accumulated depreciation and amortization.......        (12,416)           (12,759)
                                                                   -------------       -----------

                                                                   $      2,857       $      4,668
                                                                   =============     ==============


     The net book value of equipment under capital leases was approximately $726,000 and $1,395,000 at September 30, 2002 and December 31, 2001,
respectively.

     Depreciation expense for the nine months ended September 30, 2002 and 2001 was $1,612,000 and $2,791,000, respectively.


8. Earnings Per Share

     Earnings per share has been computed by dividing the net loss by the weighted average common shares outstanding. No effect has been given to the future exercise of common stock options and stock warrants, since the effect would be antidilutive for all reporting periods.

                                                                    Three months ended                Nine months ended
                                                                       September 30,                    September 30,
                                                              -----------------------------------------------------------------
                                                                   2002            2001             2002            2001
                                                              -------------   -------------     -------------   ---------------
                                                                        (unaudited)                      (unaudited)
Historical:  (in thousands, except per share data)
   Net loss.................................................. $      (3,857)  $      (14,983)   $      (9,837)  $      (24,528)
                                                              =============   ==============    =============   ================

   Weighted average shares of common stock outstanding.......        16,708           16,721           16,695           16,735
                                                              =============   ==============    =============   ===============

   Basic and diluted net loss per share...................... $       (0.23)  $        (0.90)   $       (0.59)  $        (1.47)
                                                              =============   ==============    =============   ===============


9.   Accrued Expenses

           Accrued expenses consist of the following (in thousands):

                                                                                            September 30,      December 31,
                                                                                                2002                2001
                                                                                          -----------------   ---------------
                                                                                            (unaudited)
       Accrued payroll, commissions and related expenses................................. $             634   $          556
       Accrued merger costs..............................................................               408               --
       Accrued warranty expense..........................................................                25               25
       Other accrued expenses............................................................               167              222
                                                                                          -----------------   --------------
                                                                                          $           1,234   $          803
                                                                                          =================   ==============



10. Merger Agreement with P-Com, Inc.

     On September 9, 2002, the Company and P-Com, Inc. entered into a definitive merger agreement, whereby the Company would become a wholly-owned subsidiary of P-Com. Each share of the Company's common stock would be converted into the right to receive 1.117 shares of P-Com common stock. The merger requires approval by the stockholders of each of the Company and P-Com and the satisfaction or waiver of numerous other conditions to closing set forth in the merger agreement.

11. Subsequent Event

     In October 2002, the Company held an auction of the assets held for sale generating net proceeds of approximately $1.6 million. The gain on sale of these assets of approximately $200,000 will be recorded in the Company's quarter ending December 31, 2002.


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

     Due to changing market conditions, we made the decision to exit the point-to-multipoint outdoor unit business in July 2001 and to focus all of our resources on closing the connectivity gap in fiber networks. Since that time, we restructured our company to address this new opportunity, FiberLeap(TM) trial and Beta units have been developed and tested, a new marketing program has been initiated, and limited production has begun.

     We announced in September 2002 that we have demonstrated technical feasibility of our new EtherLeap(TM) product. EtherLeap(TM) is an 802.11-based Ethernet Local Area Network, or LAN, radio operating at millimeter-wave frequencies that can operate in point-to-point, point-to-multipoint, and mesh architectures. The initial EtherLeap(TM) model developed by us, which is based specifically on an 802.11(b) system providing wireless connectivity at up to 11 megabits per second (Mbps), operates at 28 GHz. We sold and delivered our first EtherLeap(TM) product in the third quarter of 2002. From July 2001 until this announcement relating to EtherLeap(TM), our business was focused on our FiberLeap(TM) products. While we remain an independent company, we expect to focus more of our marketing, development, and other efforts on potential EtherLeap(TM) products.

     The overall economic climate in the United States has declined since we decided to focus on our FiberLeap(TM) products. In particular, telecommunication markets have experienced a severe downturn, which has been highlighted by the bankruptcy filings of several former prominent telecommunications companies. Telecommunication markets remain depressed, and we cannot predict how long they will take to recover or the extent of any recovery. This uncertainty in the telecommunications industry and in the larger economy has made it very difficult to successfully launch our FiberLeap(TM) and EtherLeap(TM) products and to build a business based on those products. While we continue to talk with potential purchasers of our FiberLeap(TM) and EtherLeap(TM) products, we do not have any significant customers for those products and we cannot predict when (or if) we will obtain significant customers. Our current financial position may be inadequate to enable us to continue to pursue our efforts to build our FiberLeap(TM) and EtherLeap(TM) business until more favorable market conditions return.

     In light of these factors, our board decided that the company should explore a wide variety of strategic opportunities and alternatives. On September 9, 2002 we entered into a definitive merger agreement with P-Com, Inc. We have retained the investment banking firm Ferris, Baker Watts as our financial adviser to assist with the consideration of the merger and other various options. See "Safe Harbor for Forward-Looking Statements" below.

     For the three months and nine months ended September 30, 2002, all of our sales were to customers located in the United States. For the three months and nine months ended September 30, 2001, approximately 98% and 99% of our sales were to a customer located in Canada. Sales to customers located outside the United States may represent a significant portion of our total sales in future periods.


Critical Accounting Policies

     The preparation of the Company's consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect: the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods. Note 1 of the "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 describes the significant accounting policies used in the preparation of the consolidated financial statements. The Company's management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management's estimates. The most significant areas involving management judgments and estimates are described below.

     We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

Assets Held for Sale

     The Company has identified certain equipment as being surplus to the ongoing operations of the business as it has exited certain product lines and restructured certain of its operations. The Company has continued to assess the net realizable value of these assets and in the future, additional surplus assets may be identified and adjustments to their net realizable value made.

Income Taxes

     The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. Deferred tax assets, net of valuation allowance are $0 at September 30, 2002 and $0 at December 31, 2001.

     In assessing the need for a valuation allowance, the Company estimates future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. An adjustment to the deferred tax asset will increase income in the period the adjustment is made in the event that the Company is able to realize deferred tax assets in the future in excess of the net recorded amount.

Inventory Valuation

     Inventory is stated at the lower of cost or market, cost being determined on a first-in, first-out basis. Provisions are made to reduce excess or obsolete inventory to its estimated net realizable value. The process for evaluating the value of excess and obsolete inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may necessitate future adjustments to these provisions.


Results of Operations

Three Months and Nine Months Ended September 30, 2002 and 2001

     Sales

     Sales decreased 91% to $40,000 for the three months ended September 30, 2002 from $431,000 for the three months ended September 30, 2001. Sales decreased 97% to $53,000 for the nine months ended September 30, 2002 from $1.9 million for the nine months ended September 30, 2001. The decrease in sales from 2001 to 2002 reflects our decision to exit our point-to-multipoint outdoor unit product line. In 2002, we have not yet generated revenue from sales of our FiberLeap(TM) products, and we have only generated $40,000 from the sale of our EtherLeap(TM) products.

     Cost of Sales

     Cost of sales consists of component and material costs, direct labor costs, warranty costs, overhead related to manufacturing our products, and customer support costs. Cost of sales decreased by $760,000 to $712,000 for the three months ended September 30, 2002 from $1.5 million for the three months ended September 30, 2001. Cost of sales decreased by $3.3 million to $2.4 million for the nine months ended September 30, 2002 from $5.7 million for the nine months ended September 30, 2001. Inventory restructuring cost decreased by $4.8 million to $210,000 for the three months and nine months ended September 30, 2002 from $5.0 million for the three months and nine months ended September 30, 2001. Gross loss was $882,000 in the three months ended September 30, 2002 and $6.0 million for the three months ended September 30, 2001. Gross loss was $2.5 million in the nine months ended September 30, 2002 and $8.7 million for the nine months ended September 30, 2001. The change in cost of sales was attributable primarily to decreased shipments of our point-to-multipoint outdoor unit products and a significant decrease in our manufacturing personnel and equipment cost. The decline in gross loss was due to the change in cost of sales and a $4.8 million decrease in inventory restructuring cost.

     Research and Development Expenses

     Research and development expenses consist primarily of personnel and related costs associated with our product development efforts. These include costs for development of products and components, test equipment, and related facilities. Gross research and development expenses decreased by $96,000 to $1.0 million for the three months ended September 30, 2002 from $1.1 million for the three months ended September 30, 2001. Gross research and development expenses decreased by $2.0 million to $3.2 million for the nine months ended September 30, 2002 from $5.2 million for the nine months ended September 30, 2001. This decrease is attributable to reductions in the size of our research and development staff, development material, capital equipment, and related facilities and support costs. Research and development costs were partially offset by customer funding of $266,000 for the nine months ended September 30, 2001.

      Selling, General and Administrative Expenses

     Selling, general and administrative expenses consist primarily of employee salaries and associated costs for selling, marketing, customer support, information systems, finance, legal, and administration. Selling, general and administrative expenses increased by $758,000 to $2.1 million for the three months ended September 30, 2002 from $1.4 million for the three months ended September 30, 2001. Selling, general and administrative expenses increased by $161,000 to $5.2 million for the nine months ended September 30, 2002 from $5.1 million for the nine months ended September 30, 2001. The increase was due primarily to professional fees related to the proposed merger with P-Com and also severance costs resulting from a reduction in workforce.

     Other Income (Expense)

     Other income (expense) consists of interest and dividends earned on cash and marketable securities and other non-operating income offset by interest expense on debt and capital lease obligations and miscellaneous non-operating expenses. Total other income decreased to $15,000 in income for the three months ended September 30, 2002 from $174,000 in income for the three months ended September 30, 2001. Total other income increased to $1.5 million in income for the nine months ended September 30, 2002 from $905,000 in income for the nine months ended September 30, 2001. Interest expense decreased to $73,000 for the three months ended September 30, 2002 from $145,000 for the three months ended September 30, 2001. Interest expense decreased to $271,000 for the nine months ended September 30, 2002 from $465,000 for the nine months ended September 30, 2001. The decreases in interest expense were due to repayment of long-term debt and capital lease obligations. Interest and other income decreased to $88,000 for the three months ended September 30, 2002 from $319,000 for the same period in 2001. Interest and other income decreased to $516,000 for the nine months ended September 30, 2002 from $1.4 million for the same period in 2001. The decreases in interest income were a result of decreases in cash and marketable securities balances and reductions in interest rates. Income from settlement of litigation of $1.2 million for the nine months ended September 30, 2002 resulted from the settlement of the litigation against Alcatel.


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

     On February 7, 2000 we completed an initial public offering of 4,600,000 shares of our common stock at $17.00 per share. We received net proceeds from our initial public offering of $71.1 million, after underwriting discounts and commission and offering costs, to be used primarily for general corporate purposes.

     At September 30, 2002, we had cash and cash equivalents of $8.9 million (including restricted cash of $350,000 - see Note 3 to Financial Statements) and marketable securities of $4.3 million.

     The decrease in accounts receivable to $40,000 at September 30, 2002 from $438,000 at December 31, 2001 reflects the settlement of accounts receivable and the related allowance for doubtful accounts from Alcatel as a result of the settlement of litigation against Alcatel. The decrease in note receivable from $1.0 million at December 31, 2001 to $0 at September 30, 2002 reflects the early repayment received.

     At September 30, 2002, we had approximately $764,000 in long-term debt, of which $73,000 is due through June 2003 with an interest rate of 10% and approximately $691,000 is due through November 2003 with an interest rate of 12%.

     At September 30, 2002, we had approximately $1.4 million in capital lease obligations, which are due through January 2005.

     Cash utilized in operating activities in the nine months ended September 30, 2002 was $7.4 million compared to $13.3 million for the same period in 2001. For both of these periods, cash used in operating activities has primarily represented funding of our net losses.

     Cash provided by investing activities for the nine months ended September 30, 2002 was $2.3 million compared to cash provided by investing activities of $6.1 million for the same period in 2001. In the nine months ended September 30, 2002, these amounts related primarily to the purchase and sale of marketable securities and repayment of a note receivable. In the nine months ended September 30, 2001, these amounts related primarily to the purchase and sale of marketable securities.

     Cash utilized by financing activities in the nine months ended September 30, 2002 was $2.2 million compared to cash utilized by financing activities of $1.7 million for the same period in 2001. The financing activities for both periods consisted primarily of payments on capital lease obligations and long term debt and transfers to restricted cash. In addition, the September 30, 2001 amounts were partially offset by the proceeds from equipment lease financing.

     Our 2002 and future cash requirements will depend upon a number of factors, including the timing and extent of growth in our FiberLeap(TM) and EtherLeap(TM) product lines, and the timing and level of research and development activities and sales and marketing campaigns, and our ability to generate sales orders while controlling manufacturing and overhead costs. While we believe that our cash and marketable securities balances at September 30, 2002 will provide sufficient capital to fund our operations as currently conducted through September 30, 2003, our capital needs may be higher or lower depending on the outcome of the proposed merger with P-Com and other possible strategic alternatives and other factors. If additional capital is required or desired, it may not be available to us on favorable terms or at all.

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

     As of September 30, 2002, we had cash and cash equivalents of $8.9 million. Substantially all of these amounts consisted of highly liquid investments with remaining maturities at the date of purchase of less than 90 days. As of September 30, 2002, we had marketable securities of $4.3 million, which consisted of short-term, interest-bearing, investment grade securities or direct or guaranteed obligations of the U.S. government with maturities through August 2003. These investments are exposed to interest rate risk and will decrease in value if market interest rates increase. We believe a hypothetical increase in market interest rates by 10 percent from the September 30, 2002 rates would not cause the fair value of these investments to decline significantly, since the investments mature within twelve months. Although an immediate increase in interest rates would not have a material effect on our financial condition or results of operations, declines in interest rates over time will reduce our interest income.

     We do not own any material equity investments. Therefore, we do not currently have any direct equity price risk. In the past three years, all sales to international customers were denominated in United States dollars and, accordingly, we were not exposed to foreign currency exchange rate risks.

     In April 2002, Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, amendment of FASB Statement No. 13, and Technical Corrections," was issued. The standard eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of this statement is not expected to have a material impact on the Company's financial position, results of operations or cash flow.


     In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. This statement provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred. This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and does not impact the Company's existing restructuring accruals. Adoption of this standard may impact the timing of recognition of costs associated with future exit and disposal activities.

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

      Cautionary Statements of General Applicability

     In addition to other factors and matters discussed elsewhere in this Form 10-Q, in our other periodic reports and filings made from time to time with the Securities and Exchange Commission, and in our other public statements from time to time (including, without limitation, our press releases), some of the important factors that, in our view, could cause actual results to differ materially from those expressed, anticipated, or implied in the forward-looking statements include, without limitation, difficulties or delays in obtaining customers; dependence on a limited number of customers; lack of or delay in market acceptance and demand for our current and contemplated products; our having limited capital; the expense of defending and the outcome of pending and future stockholder litigation; developments in our relatively new industry and in the larger economy; the downturn and ongoing uncertainty in the telecommunications industry and larger economy; our recent focus on our current business; difficulties or delays inherent in entering new markets and business areas; difficulties or delays in developing and establishing new products, product lines, and business lines; difficulties or delays in developing, manufacturing, and supplying products with the contemplated or desired features, performance, price, cost, and other characteristics; difficulties in estimating costs of developing and supplying products; difficulties in developing, manufacturing, and supplying products in a timely and cost-effective manner; difficulties or delays in developing improved products when expected or desired and with the additional features contemplated or desired; our limited ability to predict our future financial performance; our inability to predict the date of our profitability; the expected fluctuation in our quarterly results; the expected volatility in our stock price; difficulties in attracting and retaining qualified personnel, particularly in light of our business uncertainty, previous workforce restructurings, and lower stock price; our dependence on key personnel; inability to protect our proprietary technology; the potential for intellectual property infringement, warranty, product liability, and other claims; failure of our customers to sell broadband connectivity solutions that include our products; difficulties in our customers or ultimate end-users of our products obtaining sufficient funding; the impact, availability, pricing, and success of competing technologies and products; general competition in the broadband connectivity industry and in other industries we enter; difficulties in distinguishing our products from competing technologies and products; difficulties in complying with existing governmental regulations and developments or changes in governmental regulation; difficulties or delays in obtaining any necessary governmental or regulatory permits, waivers, or approvals, including any necessary for us to offer and sell a type-approved product with the contemplated performance and other characteristics; our dependence on third-party suppliers and manufacturers; difficulties in obtaining satisfactory performance from third-party manufacturers and suppliers; risks associated with foreign sales such as currency and political risk; investment risk resulting in the decrease in value of our investments; difficulties in
collecting  our  accounts   receivable;   future  stock  sales  by  our  current
stockholders, including our directors and management; the effect of our anti-takeover defenses (including our stockholder rights plan); and risks associated with any acquisitions or investments in which we may be involved. Many of these and other risks and uncertainties are described in more detail in our annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

     Specific Cautionary Statements relating to Contemplated Merger with P-Com, Inc.

     On September 10, 2002, we announced that we have signed an agreement to merge with P-Com, Inc. There have been changes in business conditions, results, and expectations for both companies since the merger agreement was signed. We are continuing to pursue a transaction with P-Com in light of the changed conditions of the two companies. There can be no assurance whatsoever that a merger will be consummated on the terms previously announced or at all due to the risks and uncertainties relating to and arising from changes that have occurred since the merger agreement was signed, our and P-Com's ability to secure the necessary stockholder approvals, and our and P-Com's desire and ability to satisfy the other conditions to the closing of the merger. We are not currently able to provide an estimated closing date for a transaction. Whether or not a merger is completed, we will be expending substantial time and incurring substantial costs relating to the contemplated merger and our directors and management may be interested in and distracted by the contemplated merger. There are additional risks even if a merger is completed, including, without limitation, risks relating to the ability of the companies to integrate effectively in a cost-effective, timely manner without material loss of employees or customers, the risk that the contemplated benefits and cost savings from the merger may not be fully realized or may take longer to realize than expected, and potential negative reactions of investors, competitors, customers, employees, and others.

     Specific Cautionary Statements Concerning Focus on FiberLeap(TM) and EtherLeap(TM) Product Lines

     In July 2001, we announced that we were going to focus on our FiberLeap(TM) product line and exit our old point-to-multipoint outdoor unit product line. In September 2002, we introduced our EtherLeap(TM) product line. As a result, it is difficult to predict our future prospects in these markets based on our limited history. Many of the cautionary statements contained in this Form 10-Q are particularly relevant in light of this recent decision and focus. Our future depends on our ability to develop, market, gain market acceptance of, and sell our FiberLeap(TM) and EtherLeap(TM) products. We have limited experience with these new product lines and in the markets the FiberLeap(TM) and EtherLeap(TM) products address. We currently have no significant customers for our FiberLeap(TM) or EtherLeap(TM) products. We are in the process of developing our FiberLeap(TM) and EtherLeap(TM) product lines and obtaining the governmental approvals necessary for the commercial sale and deployment of our FiberLeap(TM) products. There can be no assurance that we will be successful in developing the FiberLeap(TM) or EtherLeap(TM) product line, obtaining customers for our FiberLeap(TM) or EtherLeap(TM) products, obtaining all necessary governmental approvals for our FiberLeap(TM) and EtherLeap(TM) products at all or in a timely manner, developing or establishing an acceptable business based solely on sales of FiberLeap(TM) and EtherLeap(TM) products, or addressing the other issues inherent in entering a new line of business. These issues, together with many of the other cautionary statements contained in this Form 10-Q, could have an adverse effect on our business, financial condition, results of operations, and viability as an ongoing company.

     Specific Cautionary Statements relating to Possible Delisting from Nasdaq National Market

     Our common stock is currently traded on the Nasdaq National Market. One of the requirements for continued listing on that market is that the minimum bid price of our stock must remain above $1.00. We received a letter of notice dated July 11, 2002 from the Nasdaq Stock Market stating that, due to our minimum bid price levels remaining under the $1.00 level for 30 consecutive trading days, we were on notice that we could be subject to a delisting procedure should the bid price continue to remain under the $1.00 level for an additional 90-day period (ending October 9, 2002), unless our stock attained a bid price of $1.00 or more for a period of 10 consecutive days during that 90-day period. We received a notice, dated October 10, 2002, from the Nasdaq Stock Market stating that, due to the minimum bid price remaining below $1.00, our common stock was subject to delisting from the Nasdaq National Market effective October 18, 2002. We have requested a hearing before a Nasdaq Listing Qualifications Panel to review that determination. This request stays the delisting. The hearing is scheduled for Friday November, 22, 2002.

     There are other requirements for continued listing on the Nasdaq National Market, such as having a minimum of $4.0 million of net tangible assets, $5.0 million minimum value of public float, 400 round lot stockholders, and two market makers. We received a letter of notice dated October 2, 2002 from the Nasdaq Stock Market stating that the market value of our public float had been below $5.0 million for 30 consecutive trading days and our common stock could be delisted on that basis if not cured. We will also have to address this noncompliance at our hearing scheduled for November 22, 2002. There can be no assurance that we will continue to meet the other continued listing requirements.

     There can be no assurance that the Nasdaq Listing Qualifications Panel will grant our request for continued listing or any other requests we might make, including any request to have the listing of our common stock transferred to the Nasdaq SmallCap Market. Should our stock be delisted from the Nasdaq National Market, we may apply to have our stock listed on the Nasdaq SmallCap Market or traded on the OTC Bulletin Board. These alternatives may result in a less liquid market available for existing and potential stockholders to buy and sell shares of our stock and could further depress the price of our stock. Further, there can be no assurance that we will meet the requirements for listing on the Nasdaq SmallCap Market, one of which is a minimum $1.00 bid price.

     We may take certain actions to attempt to increase the bid price and market value of our stock. While there are numerous actions that could be taken to attempt to increase the bid price and market value of our stock, two of the possibilities are a reverse stock split and a stock repurchase. Any such actions (even if successful) may have adverse effects on us, such as adverse reaction from employees, investors and financial markets in general, adverse publicity, and adverse reactions from customers. Further, there can be no assurance that we will have or be given sufficient time to undertake these activities in light of the status of the delisting process.

     Possible Implications of Cautionary Statements

     The items described above, either individually or in some combination, could have a material adverse impact on our reputation, business, need for additional capital, ability to obtain additional debt or equity financing, current and contemplated products gaining market acceptance, development of new products and new areas of business, cash flow, results of operations, financial condition, stock price, viability as an ongoing company, results, outcomes, levels of activity, performance, developments, or achievements. These items could also impair our ability to fulfill the conditions to closing the contemplated merger sith P-Com, which could prevent the merger from happening. Given these uncertainties, investors are cautioned not to place undue reliance on forward-looking statements.


Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, - Disclosures about Market Risk.


Item 4. Controls and Procedures.

     (a) Disclosure controls and procedures. Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Our disclosure controls and procedures include a significant portion of our internal accounting controls. John L. Youngblood, our President and Chief Executive Officer, and Dennis C. Stempel, our Senior Vice President and Chief Financial Officer, supervised and participated in this evaluation. Based on this evaluation, Dr. Youngblood and Mr. Stempel concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

     (b) Internal controls. Since the date of the evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     During the period from June 12 to September 13, 2001, four purported securities class action lawsuits were filed against us in the U.S. District Court for the Southern District of New York, Katz v. Telaxis Communications Corporation et al., Kucera v. Telaxis Communications Corporation et al., Paquette v. Telaxis Communications Corporation et al., and Inglis v. Telaxis Communications Corporation et al. The lawsuits also named one or more of the underwriters in our initial public offering and certain of our officers and directors. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint which supersedes the individual complaints originally filed. The amended complaint alleges, among other things, violations of the registration and antifraud provisions of the federal securities laws due to alleged statements in and omissions from our initial public offering registration statement concerning the underwriters' alleged activities in connection with the underwriting of our shares to the public. The amended complaint seeks, among other things, unspecified damages and costs associated with the litigation. These lawsuits against us have been assigned along with, we understand, approximately 1,000 other lawsuits making substantially similar allegations against approximately 300 other publicly-traded companies and their public offering underwriters to a single federal judge in the U.S. District Court for the Southern District of New York for consolidated pre-trial purposes. On July 15, 2002, we, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints on various legal grounds common to all or most of the issuer defendants. This motion is currently pending. In October 2002, all claims against our directors and officers who had been parties to these lawsuits were dismissed without prejudice. We deny any liability and intend to vigorously defend the allegations against us.

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

Item 2. Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

     We did not issue or sell any unregistered securities in the three months ended September 30, 2002.

Use of Proceeds from Registered Offerings

     On February 1, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-87885) filed in connection with the initial public offering of 4,600,000 shares of our common stock.

     We received approximately $71.1 million of net proceeds from the offering. Those net proceeds are being used for working capital and general corporate purposes. Pending such uses, the net proceeds have been invested in short-term, interest-bearing, investment grade securities or direct or guaranteed obligations of the U.S. government. From the time of receipt through September 30, 2002, we have applied approximately $57.9 million of the net proceeds from the offering toward working capital, financing capital expenditures, and funding operating losses.

Item 5.  Other Information.

Certification Under Sarbanes-Oxley Act

     Our chief executive officer and chief financial officer have furnished to the Securities and Exchange Commission the certification with respect to this report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6.  Exhibits and Reports on Form 8-K.

           (a)       Exhibits

         Exhibit
         Number   Description
         ------   -----------

          2.1 Agreement and Plan of Merger, dated as of September 9, 2002, by and among P-Com, Inc., XT Corporation and the Company*

          4.1 Amendment No. 1 to Rights Agreement, dated as of September 9, 2002, between Telaxis and Registrar and Transfer Company*

          10.1 Amendment 1 to Employment Agreement, dated as of August 29, 2002, by and between Telaxis and Dennis C. Stempel

          10.2 Amendment 1 to Employment Agreement, dated as of August 29, 2002, by and between Telaxis and David L. Renauld


---------------------------
All non-marked exhibits are being filed herewith.


* Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on September 12, 2002.

           (b)       Reports on Form 8-K

     On August 14, 2002, we filed a report on Form 8-K to report that we were exploring strategic opportunities.

     On September 12, 2002, we filed a report on Form 8-K to report that we had signed an agreement to merge with P-Com, Inc.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Telaxis Communications Corporation



Date:  November 14, 2002    By:  /s/  Dennis C. Stempel
                                 ----------------------------------------------
                                 Dennis C. Stempel,
                                 Senior Vice President, Chief Financial Officer
                                 and Treasurer (principal financial and
                                 accounting officer)



                                 CERTIFICATIONS

     I, John L. Youngblood, President and Chief Executive Officer of Telaxis Communications Corporation, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Telaxis Communications Corporation;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

--------------------------------------------------------------------------------

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                   /s/ John L. Youngblood
                                          ------------------------------
                                          John L. Youngblood
                                          President and Chief Executive Officer







     I, Dennis C. Stempel, Senior Vice President and Chief Financial Officer of Telaxis Communications Corporation, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Telaxis Communications Corporation;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

--------------------------------------------------------------------------------


          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002       /s/ Dennis C. Stempel
                              -------------------------------------------------
                              Dennis C. Stempel
                              Senior Vice President and Chief Financial Officer