Form 10-K
period 2002-12-31
TELAXIS COMMUNICATIONS CORP
filed 2003-03-31
CIK 712511

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-K
                             ----------------------

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                         Name of each exchange
           Title of each class                            on which registered
           -------------------                            -------------------
      Common Stock, $.01 Par Value                       Nasdaq SmallCap Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |_| No |X|

     As of June 28, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company was $8,688,861. Shares of common equity held by each named executive officer and director and by each person who beneficially owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The aggregate market value has been computed based on a price per share of $.65, which is the price at which the common equity was last sold on June 28, 2002.

     As of March 14, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company (as described in the preceding paragraph) was $2,325,654. The aggregate market value has been computed based on a price per share of $.17, which is the average of the high and low sales prices on March 14, 2003. On such date, the Company had 16,708,313 shares of common stock outstanding.

================================================================================

                                     PART I

     This Annual Report on Form 10-K contains forward-looking statements as defined by federal securities laws. Forward-looking statements are predictions that relate to future events or our future performance and are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause actual results, outcomes, levels of activity, performance, developments, or achievements to be materially different from any future results, outcomes, levels of activity, performance, developments, or achievements expressed, anticipated, or implied by these forward-looking statements. Forward-looking statements should be read in light of the cautionary statements and important factors described in this Form 10-K, including Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Safe Harbor for Forward-Looking Statements. We undertake no obligation to update or revise any forward-looking statement to reflect events, circumstances, or new information after the date of this Form 10-K or to reflect the occurrence of unanticipated or any other subsequent events.

Item 1. Business.

Overview

     Our business is focused on the development and marketing of our FiberLeap(TM) and EtherLeap(TM) products. Our FiberLeap(TM) products transparently transmit fiber optic signals over a wireless link between two access points. Using our FiberLeap(TM) products, fiber optic carriers and enterprises can obtain connectivity at fiber optic data rates and quality of service, but where fiber optic cable itself is not available or is not economically viable. Our FiberLeap(TM) 2006 product is a compact, easily deployed product that enables fiberless transmission of data, voice and video communication at fiber rates that are variable from an Optical Cable -3, or OC-3, rate of 155 Mbps, or Megabits per second, to an OC-12 rate of 622 Mbps. We also have a Gigabit Ethernet version of FiberLeap(TM), referred to as FL60-1250, which enables native Gigabit Ethernet traffic at 1.25 Gbps, or Gigabits per second.

     FiberLeap(TM) is a fiber optic network extension product that addresses the "fiber gap" - the "last mile" connectivity divide between existing fiber optic network infrastructure and potential revenue-generating subscribers, such as businesses, institutions, and governmental agencies. These potential subscribers may be located in buildings that are not connected to a metropolitan Synchronous Optical Network, or SONET, ring - commonly referred to as an "off-net" building
- or in multiple buildings in a private enterprise or campus environment. Our FiberLeap(TM) products could also be used to connect cellular telephone towers with the existing fiber optic network infrastructure, a connection commonly called "cellular backhaul." We are not addressing the consumer-level, broadband access market.

     FiberLeap(TM) is designed to integrate directly and transparently into fiber optic network infrastructure, thereby enabling carriers or enterprises to deploy and support FiberLeap(TM) as if it were a length of fiber optic cable. We believe its simplicity will enable us to address multiple markets, applications, and customers with a common product, thereby providing market diversification with multiple areas of opportunity.

     We previously announced that we have demonstrated technical feasibility of our new EtherLeap(TM) product. EtherLeap(TM) is an 802.11-based Ethernet Wide Area Network, or WAN, point-to-point radio operating at millimeter-wave frequencies above 20 GHz. The initial EtherLeap(TM) models developed by us, which are based specifically on an 802.11(b) system providing wireless connectivity at up to 11 megabits per second (Mbps), operate at 24 GHz and 28 GHz. We have sold and delivered our first EtherLeap(TM) product. Prior to our announcement relating to EtherLeap(TM), since July 2001, our business was focused on our FiberLeap(TM) products. As a result, the following discussion focuses primarily on our efforts relating to those FiberLeap(TM) products. In the future, we expect to focus additional marketing, development and other efforts on EtherLeap(TM) products, for which initial development is nearing completion.

     Telaxis was formed as a Massachusetts corporation in January 1982 under the name "Millitech Corporation." In 1995, we began to focus on the broadband wireless access industry and subsequently developed and produced a large number of Local Multi-point Distribution System (LMDS) point-to-multipoint outdoor units for original equipment manufacturers (OEMs). In October 1999, we changed our name to Telaxis Communications Corporation to reflect our focus on the wireless industry. Our initial success in the LMDS industry led to the initial public offering of our stock in February 2000. Due to changing market conditions, in July 2001, we made the decision to exit the LMDS industry and to focus all of our resources on closing the connectivity gap in fiber networks.

We have curtailed certain research and development activities and modified our production activities through facility consolidations, capital equipment reductions, and workforce reductions of approximately 58 employees in 2001 and 28 employees in 2002.

     FiberLeap(TM) demonstration units have been developed and tested, a new marketing program was begun, and limited production was begun. We are also planning to enter limited production of our new EtherLeap(TM) product, depending upon the receipt of orders.

     On March 17, 2003, we entered into a definitive strategic combination agreement with Young Design, Inc., a privately held Virginia corporation ("YDI"). Pursuant to the terms of that agreement, we have formed a subsidiary that will merge with and into YDI and we will issue shares of our common stock to the current stockholders of YDI. Telaxis will be the continuing corporation, and our stockholders will continue holding our common stock following the transaction. The transaction, which is expected to close on April 1, 2003, is subject to certain conditions described in the definitive agreement.

     In connection with the combination, each outstanding share of YDI common stock will be converted into the right to receive 2.5 shares of our common stock. This exchange ratio will not be adjusted for changes in the price of our common stock. We will assume each outstanding option to purchase shares of YDI common stock and convert them into options to purchase shares of our common stock. The exercise price and number of shares obtainable upon exercise of each such option will be adjusted based on the exchange ratio. Based on shares outstanding as of March 17, 2003, YDI stockholders will own approximately 69% of the combined company and our stockholders will own approximately 31% of the combined company.

     We expect to voluntarily de-list our common stock from the Nasdaq SmallCap Market shortly before completing the transaction. After completion of the transaction, we expect that our common stock will trade on the Over-the-Counter Bulletin Board.

Industry Background

     The fiber optic network industry is faced with financial stresses due in part to the connectivity gap. Major fiber carriers are having difficulty generating sufficient revenue to service the debt they incurred as they deployed their core networks. Their revenue difficulties are partially due to their limited ability to close the gap between their core network infrastructure and under-served subscribers that require or desire fiber optic capacity. Carriers typically have to overcome cost, time, technological, and other barriers when trying to close the fiber gap.

     Given the revenue difficulties faced by fiber carriers, they are limiting their further capital expenditures. In the current economic climate, it is expected that further fiber network development, especially at the network edge, will focus on deployments where new capital expenditures will be closely followed by new revenue. Connecting new subscribers to existing fiber networks at low incremental cost would fit well in this market reality. We believe that FiberLeap(TM) products are well suited to this market environment as they could provide fiber network connectivity at the network edge faster and cheaper than with new fiber optic cable.

     As a result of the capital expenditure reductions by fiber carriers, some potential subscribers are looking elsewhere to satisfy their connectivity needs. For example, enterprises are expected to increasingly turn to network integrators to provide connectivity between their LANs and storage area networks, or SANs, as their business conditions improve. Cellular network operators are faced with similar connectivity issues when they try to provide backhaul to connect their cellular telephone towers to the rest of their networks. We expect this issue to intensify as subscribers demand increasingly data-intensive mobile services. Overlaying all of these industry trends is the current desire for increased network redundancy and reduced vulnerability through duplicate and alternative fiber optic paths, which could potentially be provided by FiberLeap(TM) and EtherLeap(TM).

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

  Private Enterprise Networks

     Business, government and institutional enterprise network deployments are expected to accelerate as economic conditions improve. These deployments will provide high-speed connections between multiple buildings occupied by the same or affiliated businesses or other enterprises in a campus or business complex setting. Given that public fiber network carriers have curtailed their capital spending programs, enterprises are turning to network integrators to provide LAN-to-LAN and SAN-to-SAN connectivity. These integrators may be more receptive to considering alternative methods of providing connections - such as our FiberLeap(TM) products - rather than just fiber optic cable. In addition, high-data-rate next generation fixed wireless LAN systems such as 802.11 could create additional needs for LAN-to-LAN connectivity that could be met with FiberLeap(TM) or EtherLeap(TM), depending upon the data rate required. The higher data rate capability within the LAN could generate demand for higher speed connections between LANs. FiberLeap(TM), with its OC-12 (622 Mbps) and Gigabit Ethernet (1.25 Gbps) data rates, could potentially provide the fiber optic connectivity that may be required by these new systems. EtherLeap(TM), with its 11 Mbps data rate, could provide building-to-building Ethernet bridges.

  Cellular Backhaul

     The need for high-speed connections between cellular telephone towers and the rest of the cellular telephone network is expected to rise dramatically. Use of cellular telephones and other mobile wireless access devices is expected to grow on a worldwide basis. Also, the complexity of cellular signals and amount of data that needs to be backhauled is expected to increase significantly as 2.5G, 3G and other high-data-rate cellular systems are developed and deployed. Backhaul data rates required for some individual cells are expected to increase from 1.5-to-2.0 Mbps for current cellular systems, which can be provided with a typical T-1/E-1 connection, to 1-to-2 gigabits per second, or Gbps, for high-data-content 3G cells. These speeds are far beyond the capabilities of the T-1/E-1 connections that are typically used today, thereby providing an attractive market for FiberLeap(TM).

  Native Gigabit Ethernet Trend

     For fiber carriers that are providing public access services and for businesses providing and/or using LAN-to-LAN and SAN-to-SAN connectivity, extending native Gigabit Ethernet into metropolitan core networks is becoming a requirement. Gigabit Ethernet, like SONET, is a standardized method of structuring the transmission of data over networks. Ethernet protocol, which is currently used primarily within business intranet LANs, is being extended from the desktop into core networks instead of converting data to SONET protocol before entering core networks. This trend is occurring due to technical and cost advantages inherent to Ethernet. The lower costs of Gigabit Ethernet equipment are expected to make it attractive to financially stressed carriers. However, in order for carriers to take full advantage of lower-cost Gigabit Ethernet equipment, they will have to address the fiber gap between their core networks and the high percentage of potential subscribers that do not currently have fiber optic connectivity. We believe that FiberLeap(TM) can enable the advantages of native Gigabit Ethernet to be realized in many cases. We have developed a version of FiberLeap(TM) that transmits native Gigabit Ethernet traffic at 1.25 Gbps and it is currently being marketed.

  The Desire for Redundancy and Reduced Vulnerability

     There is now a greater emphasis on redundancy in networks, including the use of alternative media in achieving redundancy, plus reduced vulnerability of all media. In addition, there is greater emphasis on distributed network infrastructures to prevent single node network failures. This trend could favorably affect all of the market segments that we are addressing as FiberLeap(TM) or EtherLeap(TM) could provide a redundant path of wireless connectivity rather than cable-based connectivity.

Strategy

     Prior to our pending transaction with YDI, our objective was to be the leading provider of wireless equipment addressing fiber and Ethernet network connectivity markets worldwide, using frequencies above 20 GHz. Our strategies for serving the fiber and Ethernet connectivity markets in the higher bands were to:

     Develop and market wireless equipment that is simple and transparent to fiber optic or Ethernet infrastructure. FiberLeap(TM) has been designed to provide fiberless or fiber-like connectivity with a wireless link that can be very easily integrated into existing fiber networks. The objective is to enable carriers or enterprises to easily adopt, install, use and support FiberLeap(TM) as if it were a length of fiber optic cable. This capability could result in lower cost of installation, faster speed of deployment, and quicker returns on investment for carriers or enterprises. It also simplifies our processes of marketing, selling, distributing, and supporting FiberLeap(TM). The simplicity of FiberLeap(TM) also enables us to address multiple markets with a common, standard product. Similarly, EtherLeap(TM) has been designed to be transparent to 802.11 Ethernet networks and is expected to provide ease of installation and support while mitigating some of the security and interference concerns associated with typical 802.11 infrastructures.

     Focus on high-value market segments where the FiberLeap(TM) value proposition is most attractive. We focus our sales force on targeted applications where the FiberLeap(TM) value proposition is strongest. These applications are those for which fiber optic cable itself would normally be used given needs for high data rates, but is not feasible because of physical barriers, higher cost, longer time for installation, or limited availability. The fiber-like nature of FiberLeap(TM) enables us to use fiber optic carrier financial models that are very similar to those already being used for fiber optic cable to estimate potential revenue generation. We expect this will emphasize the value proposition of our FiberLeap(TM) products and assist in our selling process.

     Drive product requirements from the needs of the fiber and Ethernet network connectivity market as a whole. In the past, we have traditionally developed products on the basis of specifications provided by OEM customers for vehicular radars and LMDS point-to-multipoint outdoor units. The result was that our products were customized to the needs of particular customers and did not have broad market applicability. With FiberLeap(TM) and EtherLeap(TM), we intend to develop standard products to satisfy the expectations of carrier and enterprise customers in a broad range of markets and applications. This strategy is intended to make our selling process more efficient and to reduce our exposure to fluctuations in specific market segments without the expense of multiple, tailored products.

     Position FiberLeap(TM) to be the generic brand for its intended application. In our marketing efforts, we position FiberLeap(TM) as a piece of equipment that an applications engineer or installer in the fiber optic network and equipment industry will select as a "length of cable" to connect two points in a network that would normally be served by fiber optic cable itself. Our objective is to position FiberLeap(TM) as the preferred solution for specific fiber optic networking needs.

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

     o Experience and capability in the development of millimeter-wave LMDS outdoor units intended for high-volume production;

     o Experience with high-capacity, secure data links for government agencies; and

     o Proprietary, patented and patent pending FiberLeap(TM) and EtherLeap(TM) technologies.

     We exploit these capabilities to develop products with high standards of performance, integrity, and reliability.

     Create barriers to entry through proprietary and patented technology. As we continue to invest in the development of superior products, we also strive to develop, maintain and extend a position of competitive superiority by means of proprietary technology and through patent and other intellectual property protection where possible.

     Outsource manufacturing after completing internal manufacturing prove-out. Given that we have recently terminated substantially all of our manufacturing personnel, we currently have limited internal manufacturing capability. We expect to outsource the manufacturing of our products after completing internal manufacturing prove-out of our products.

Existing and Future Products

     The FiberLeap(TM) product family is being developed to transparently transmit fiber optic signals over a wireless link between two access points without the use of traditional modems. Taking advantage of our core capabilities, the FiberLeap(TM) product family is being developed to use the large amounts of unallocated spectrum in the millimeter-wave portion of the electromagnetic spectrum, generally considered to extend from 30 GHz to 300 GHz. These products are currently being developed to provide data rates of OC-3 (155
Mbps), OC-12 (622 Mbps), and native Gigabit Ethernet (1.25 Gbps). The use of large amounts of unallocated millimeter-wave spectrum is the key to enabling FiberLeap(TM) to be a simple product, while providing high data rates very efficiently in terms of dollars per megabit per second.

  FiberLeap(TM) 2006

     Our initial FiberLeap(TM) product, FiberLeap(TM) 2006, has been developed with sufficient performance to fill a major portion of the fiber gap being faced by fiber carriers and enterprises. In third-party tests, FiberLeap(TM) 2006 has been demonstrated to be transparent to existing fiber networks. We commenced limited production of the FiberLeap(TM) 2006 product in the first quarter of 2002.

     FiberLeap(TM) 2006 is a compact, easily deployed product operating in the 60 GHz millimeter-wave band between 57 GHz and 64 GHz. It enables fiberless transmission of data, voice and video communication at variable fiber optic data rates from OC-3 (155 Mbps) to OC-12 (622 Mbps). It is engineered to provide link distances from 600 meters to 1,100 meters with 99.99% availability, depending upon prevailing rainfall rates in the geographic regions where it will be used. The benefit of operating in the 60 GHz millimeter-wave band is that it is "unlicensed" in the United States - in other words, an operator does not have to obtain a license from the Federal Communications Commission, or FCC, to operate in that frequency. However, we expect that customers will require FCC equipment authorization, commonly called "type approval", of our FiberLeap(TM) products before commercially deploying (and perhaps even buying) the products. We have received type approval for our FiberLeap(TM) 2006 product.

     A FiberLeap(TM) 2006 product consists of two units, an Access Unit and a FiberLeap(TM) Interface Panel (FLIP). The Access Unit contains the transmitter, receiver, antenna, and other electronics for one end of a link. The Access Unit is a self-contained unit connecting to the FLIP with a single cable that incorporates fiber optic as well as power cables. The Access Unit is typically mounted on a 4-inch diameter pole on a rooftop or tower. It can also be mounted on an exterior wall or behind a window. The FLIP would normally be installed in the communications equipment room of an "off-net" subscriber building or an "on-net" building located at the access point to the metropolitan fiber optic ring infrastructure. The FLIP is a simple breakout panel that connects in-building fiber optic cables and wires to the FiberLeap(TM) Access Unit. It also contains status lights to indicate the health of the FiberLeap(TM) link.

  FiberLeap(TM) FL60-1250

     Our FiberLeap(TM) FL60-1250 product has all the attributes of our FiberLeap(TM) 2006 product, except that it operates in a native Gigabit Ethernet environment and provides data rates up to 1.25 Gbps. It has also received FCC type approval.

     We commenced limited production of the FiberLeap(TM) 2006 product in the first quarter of 2002 to validate our manufacturing processes and to enable us to deliver initial products promptly upon receipt of orders. This limited production run also included FiberLeap(TM) FL60-1250 links. Through February 28, 2003, we have had insignificant sales of our FiberLeap(TM) products.

  Future Products

     Our product strategy flows from our corporate strategies described earlier in this section. In particular, prior to our pending transaction with YDI, our goal is to develop wireless equipment that is simple and transparent to fiber optic and Ethernet network infrastructures and that is responsive to network connectivity market needs.

     In response to market needs, in September 2003 we announced that we had demonstrated technical feasibility of our new EtherLeap(TM) product. EtherLeap(TM) is an 802.11-based Ethernet WAN point-to-point radio operating at millimeter-wave frequencies above 20 GHz. In essence, EtherLeap(TM) products will operate like 802.11 systems, but at much higher operating frequencies than current 802.11 products that operate in the 2.4 GHz and 5.8 GHz parts of the radio spectrum. EtherLeap(TM) will operate in the millimeter-wave portion of the radio spectrum, which ranges up to 300 GHz. The initial EtherLeap(TM) models that we have developed operate at 24 GHz and 28 GHz and are based specifically on an 802.11(b) system providing wireless connectivity at up to 11 Mbps. We have already sold and delivered our first EtherLeap(TM) product.

     Our engineers have a wide range of tools available, including the use of various operating frequencies, to address FiberLeap(TM) and EtherLeap(TM) product requirements. Operating frequencies are chosen on the basis of product requirements, technical considerations, and regulatory considerations in the geographic areas to be served by the products. The millimeter-wave spectrum, where FiberLeap(TM) and EtherLeap(TM) products will operate, provides over 250 GHz of spectrum that is largely unallocated throughout the world. Our expertise in developing products operating in these frequencies provides us with flexibility in developing the right product for the right opportunity. Further, regulatory agencies around the world are actively advocating the use of these millimeter-wave frequencies. As new technologies and products are developed, we continue to focus on creating barriers to competitive entry, including through patent and other intellectual property protection.

Customers

     We do not have any significant customers for our FiberLeap(TM) or EtherLeap(TM) products. We currently have limited internal marketing, sales, and customer support capabilities as we recently terminated substantially all of our marketing, sales, and customer support personnel.

     We are marketing FiberLeap(TM) to prospective customers that need fiber optic data rates and quality of service, but where fiber optic cable itself is not available or is not economically viable. Prospective customers include governmental users, fiber optic network carriers, enterprises, network integrators, and cellular carriers. Network integrators include engineer, furnish and install (EF&I) contractors and OEMs. We expect to serve our customers by means of direct sales and through channel partners such as network integrators, OEMs and distributors.

     We began our FiberLeap(TM) marketing activities in mid-2001 and have augmented our activities as FiberLeap(TM) demonstration links and marketing materials have become available. We began our EtherLeap(TM) marketing activities in late 2002. We continue to have ongoing discussions with numerous prospective customers. The types of prospective customers currently being pursued, and their potential applications of FiberLeap(TM) and EtherLeap(TM), are as follows:

     o Governmental users -- providing LAN-to-LAN and SAN-to-SAN connectivity for a wide variety of governmental agencies and users

     o Major fiber optic network carriers -- extensions off their metropolitan SONET rings to off-net buildings

     o Regional fiber optic wholesale carriers -- extend wholesale service off their metropolitan SONET rings

     o Regional EF&I contractors -- provide LAN-to-LAN and SAN-to-SAN connectivity within off-net enterprise environments

     o Major EF&I contractors -- provide enterprise fiber or Ethernet network redundancy and reduced vulnerability

     o Major enterprises -- provide LAN-to-LAN and SAN-to-SAN connectivity within off-net enterprise environments

     o Cellular carriers -- provide cellular backhaul for mobile phones networks, wireless Internet service providers or 802.11 hot spots

Manufacturing Operations

     To date, all of the FiberLeap(TM) and EtherLeap(TM) demonstration links and limited production units have been manufactured in our existing facilities. In light of the lack of orders for our products and continued business uncertainty, we terminated substantially all of our manufacturing personnel in September 2002. As a result, we currently have little internal manufacturing capability. In the future, we intend to outsource the manufacturing of our products after completing internal manufacturing prove-out of our products. At present, we do not have arrangements with any manufacturer to manufacture our products, and we may encounter difficulty in procuring manufacturing capacity. Moreover, we do not have long-term supply agreements with any of the vendors of components used in our products, which could make it difficult to obtain some components. Our products contain components that must either be manufactured to our specifications or in some cases obtained from a single source or a limited number of sources, which could make it more difficult to obtain those components.

Marketing, Sales and Customer Care

     Our FiberLeap(TM) and EtherLeap(TM) marketing, sales, and customer care efforts have been conducted primarily by Telaxis employees and consultants. In light of the lack of orders for our products and continued business uncertainty, we recently terminated substantially all of our marketing, sales, and customer service personnel. As a result, we currently have limited internal marketing, sales, and customer support capabilities.

Research and Development

     The basic goal of our research and development activities is to develop wireless equipment that is simple and transparent to fiber optic or Ethernet network infrastructure and that is responsive to network connectivity market needs. We also focus on creating barriers to competitive entry, including through patent and other intellectual property protection. We have a multidisciplinary research and development team consisting of engineers and scientists whose primary specialties are in microwave engineering and millimeter-wave engineering. Over the past ten years, we have also developed substantial expertise in developing millimeter-wave products for use in harsh outdoor conditions. Our research and development team operates with vertically integrated facilities and an extensive complement of computer aided design tools and test equipment. These capabilities enable us to design, develop and validate integrated products, while improving the balance of product cost, performance, and integrity. We also maintain strong relationships with the University of Massachusetts, other universities, and various technical organizations to stay abreast of the latest technologies and trends.

  Core Technical Competencies

     Our technical core competencies stem from our long experience with millimeter-wave science, technology and products. That experience has enabled us to develop the ability to integrate millimeter-wave and microwave circuits and semiconductor devices with other electronic components into a highly reliable, robust outdoor unit that enables repeatable automated assembly and testing. In order to combine millimeter-wave and microwave technologies into an integrated outdoor unit for FiberLeap(TM), we have developed additional expertise in several areas, including:

     o    Patented antennas integrated into outdoor unit housings

     o    Proprietary power amplifiers

     o    Direct modulation designs

     o    Microcontroller driven adaptation and telemetry

     o    Material selection and mechanical assemblies

     o    Product integrity

Competition

     The market for wireless fiber network connectivity equipment is rapidly evolving and highly competitive. A number of large fiber optic and telecommunications equipment suppliers, as well as a number of smaller companies, have developed or are developing products that compete with Telaxis. Substantially all of our competitors are substantially larger than us and have significantly greater financial, sales, marketing, distribution, technical, manufacturing, and other resources. These competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to gain market share rapidly. We expect to face increasing competitive pressures from both current and future competitors in the markets we serve, particularly if we are successful with our FiberLeap(TM) and EtherLeap(TM) products.

     The alternative technologies for addressing the fiber network connectivity market include other high-frequency, high-data-rate millimeter-wave products; lasers (also called Free Space Optics (FSO)); traditional millimeter-wave radios; and fiber optic cable itself. Several companies have high-frequency, high-data-rate millimeter-wave products similar to FiberLeap(TM), including Terabeam Corporation (as a result of its acquisition of Harmonix Corporation) and Loea, a division of Trex Enterprises. We believe several other companies are using the 60, 70 and 80 GHz frequencies for products similar to our FiberLeap(TM) products. These competitors may have or develop products that are superior to ours in performance, cost, technological approach, durability, and other criteria. There are a number of companies developing and/or supplying FSO equipment, including Canon, Lightpointe, Terabeam, and fSONA. There are a number of companies developing and/or supplying traditional millimeter-wave radios, including Stratex, Harris, Alcatel, Ericsson, Nera, P-Com, NEC, and Ceragon.

     In addition to these technologies, there are other high-speed solutions (such as digital subscriber lines, cable modems, and T-1/E-1 dedicated lines) that could be viewed as competing with our FiberLeap(TM) and EtherLeap(TM) products. However, these technologies provide much lower data rates than our FiberLeap(TM) products and serve different markets and therefore do not directly compete with those products. We believe an element of the success of our FiberLeap(TM) and EtherLeap(TM) products will be the proper positioning and description of the capabilities of our products to minimize the chance of confusion with other technologies.

     Many of these alternative technologies can take advantage of existing installed infrastructure and have achieved significantly greater market acceptance and penetration than our FiberLeap(TM) and EtherLeap(TM) products. We expect to face increasing competitive pressures from both current and future technologies in the fiber network connectivity market, particularly if we are successful with our FiberLeap(TM) and EtherLeap(TM) products.

     The rapid technological developments within the fiber and Ethernet network connectivity equipment industry result in frequent changes to our group of competitors. The principal competitive factors in our market include price; product performance, quality, features and inter-operability; ability to manufacture and distribute products; product availability; relationships with potential customers; technical support and customer service; and brand recognition.

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

     We have been granted two material United States patents relating to our antenna and access unit design, which will remain in force until September 2018 and 2019. In addition, we have eight material United States patent applications pending. We plan to continue to pursue intellectual property protection in foreign countries (primarily in the form of international patents) in instances where the technology covered is considered important enough to justify the added expense. We have a patent disclosure, application and filing process in place, with incentive bonuses paid to employee inventors at key steps in the process.

Employees

     On February 28, 2003, we had 28 full-time employees. On that date, we employed 17 people in engineering, 2 people in manufacturing operations, 1 person in marketing, sales and customer service, and 8 people in finance and administration. We are not a party to any collective bargaining agreement. We believe that relations with our employees are good.

Item 2. Properties.

     We lease approximately 30,000 square feet of facilities comprised of one building in South Deerfield, Massachusetts. The term of the lease expires in October 2005. We expect that our current facilities will be adequate to meet foreseen needs.

Item 3. Legal Proceedings.

     During the period from June 12 to September 13, 2001, four purported securities class action lawsuits were filed against us in the U.S. District Court for the Southern District of New York, Katz v. Telaxis Communications Corporation et al., Kucera v. Telaxis Communications Corporation et al., Paquette v. Telaxis Communications Corporation et al., and Inglis v. Telaxis Communications Corporation et al. The lawsuits also name one or more of the underwriters in our initial public offering and certain of our officers and directors. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint which supersedes the individual complaints originally filed. The amended complaint alleges, among other things, violations of the registration and antifraud provisions of the federal securities laws due to alleged statements in and omissions from our initial public offering registration statement concerning the underwriters' alleged activities in connection with the underwriting of our shares to the public. The amended complaint seeks, among other things, unspecified damages and costs associated with the litigation. These lawsuits against us have been assigned along with, we understand, approximately 1,000 other lawsuits making substantially similar allegations against approximately 300 other publicly-traded companies and their public offering underwriters to a single federal judge in the U.S. District Court for the Southern District of New York for consolidated pre-trial purposes. On July 15, 2002, we, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints on various legal grounds common to all or most of the issuer defendants. In October 2002, all claims against our directors and officers who had been parties to these lawsuits were dismissed without prejudice. In February 2003, the judge granted in part and denied in part our motion to dismiss the consolidated amended complaints. The fraud claims against us were dismissed with prejudice. The non-fraud claims were not dismissed. We deny any liability and intend to vigorously defend the allegations against us.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of stockholders during the three months ended December 31, 2002.

                                     PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters.

Market Information

     Our common stock is quoted on The Nasdaq Stock Market's SmallCap Market, under the symbol "TLXS." It is expected that our common stock will trade on the Over-the-Counter Bulletin Board following completion of our announced strategic combination with Young Design, Inc. ("YDI"). We currently expect that transaction will be completed on April 1, 2003. In anticipation of that transaction, we have sent a letter to the Nasdaq Stock Market requesting that our common stock be delisted from the Nasdaq SmallCap Market at the close of markets on March 31, 2003.

     The following table shows the high and low sales prices of our common stock for each indicated fiscal period as reported by The Nasdaq Stock Market:

     Fiscal Year 2001                             High              Low
     ----------------                             ----              ---
     First Quarter (ended 3/31/01)                $2.78             $1.00
     Second Quarter (ended 6/30/01)               $1.44             $0.52
     Third Quarter (ended 9/30/01)                $0.73             $0.24
     Fourth Quarter (ended 12/31/01)              $0.94             $0.20

     Fiscal Year 2002                             High               Low
     ----------------                             ----               ---
     First Quarter (ended 3/31/02)                $1.77             $0.70
     Second Quarter (ended 6/30/02)               $1.41             $0.55
     Third Quarter (ended 9/30/02)                $0.79             $0.19
     Fourth Quarter (ended 12/31/02)              $0.33             $0.14

     As of March 14, 2003, the number of stockholders of record of our common stock was approximately 258.

     We have never declared or paid any cash dividends on any class of our common equity. We currently do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

-------------------------------------------------------------------------------------------------
Plan category                                                             Number of securities
                                                                          remaining available for
                          Number of securities    Weighted-average        future issuance under
                          to be issued upon       exercise price of       equity compensation
                          exercise of             outstanding options,    plans (excluding
                          outstanding options,    warrants and rights     securities reflected in
                          warrants and rights                             column (a))
                          (a)                     (b)                     (c)
-------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders               2,390,391                 $3.93                    999,010
-------------------------------------------------------------------------------------------------
Equity compensation
plans not approved
by security holders              791,676                 $0.54                    701,294(1)
-------------------------------------------------------------------------------------------------
Total                          3,182,067                 $3.09                  1,700,304
-------------------------------------------------------------------------------------------------

----------

(1) Consists of shares available for future issuance under our 2001 Nonqualified Stock Plan.

     On July 17, 2001, our board of directors adopted our 2001 Nonqualified Stock Plan and reserved 1,500,000 shares of our common stock for issuance pursuant to that plan. The 2001 plan provides for the grant of non-qualified stock options, performance share awards, and stock awards (restricted or unrestricted) to directors, officers, and employees. The compensation committee of the board of directors generally administers the 2001 plan and recommends to the board of directors or decides itself the terms of stock rights granted, including the exercise price, the number of shares that may be purchased under individual option awards, and the vesting period of options. No more than forty-nine percent of the awards granted under the 2001 plan may be granted to our directors and executive officers. Compliance with this requirement will be measured on the earlier of the date of the expiration of the 2001 plan or July 17, 2004, in which case compliance will also be measured on each anniversary thereafter, unless otherwise approved by The Nasdaq Stock Market, Inc. In addition, after July 17, 2004, no more than forty-nine percent of the awards granted under the 2001 plan during any plan year may be granted to our directors and executive officers, unless otherwise approved by The Nasdaq Stock Market, Inc. To the extent that these limitations are not necessary for the 2001 plan to qualify as a broadly based plan under the rules of The Nasdaq Stock Market, Inc., the limitations may be relaxed. The board of directors may amend, modify, or terminate the 2001 stock plan at any time as long as the amendment, modification, or termination does not impair the rights of plan participants under outstanding options or other stock rights. For more information about our stock options, see Item 8, Financial Statements and Supplementary Data, Notes to Financial Statements, Note 16.

Use of Proceeds from Registered Offerings

     On February 1, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-87885) filed in connection with the initial public offering of 4,600,000 shares of our common stock.

     We received approximately $71.1 million of net proceeds from the offering. Those net proceeds are being used for working capital and general corporate purposes. Pending such uses, the net proceeds have been invested in short-term, interest-bearing, investment grade securities or direct or guaranteed obligations of the U.S. government. From the time of receipt through December 31, 2002, we have applied approximately $59.4 million of the net proceeds from the offering toward working capital, financing capital expenditures, and funding operating losses.

Item 6. Selected Financial Data.

     Set forth below is certain of our historical selected financial data which has been derived from the audited financial statements of the Company for each of the respective years. We have never declared or paid any cash dividends.

                                                                    Year Ended December 31,
                                                ----------------------------------------------------------------
                                                  2002          2001          2000          1999          1998
                                                --------      --------      --------      --------      --------
                                                              (in thousands, except per share data)
Statement of Operations Data:
Sales .....................................     $     53      $  1,929      $ 24,753      $  9,720      $  2,386
Loss from continuing operations ...........      (12,464)      (27,062)      (37,634)       (8,293)      (11,253)
Basic and diluted loss per share from
   continuing operations ..................        (0.75)        (1.62)        (2.54)       (13.68)       (22.87)

                                                                          December 31,
                                                ----------------------------------------------------------------
                                                  2002          2001          2000          1999          1998
                                                --------      --------      --------      --------      --------
                                                                         (in thousands)
Balance Sheet Data:
Total assets ..............................     $ 14,359      $ 29,692      $ 65,538      $ 25,297      $ 14,955
Long-term debt and capital lease
   obligations, net of current portion ....          116         1,574         3,225         2,385         1,047
Total liabilities .........................        3,366         6,318        15,439        11,925         6,753
Redeemable preferred stock ................           --            --            --        47,793        32,793
Total stockholders' (deficit) equity ......       10,993        23,374        50,099       (34,421)      (24,591)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     Our business is focused on the development and marketing of our FiberLeap(TM) and EtherLeap(TM) products. Our FiberLeap(TM) products transparently transmit fiber optic signals over a wireless link between two access points. Using our wireless products, fiber optic carriers and enterprises can obtain connectivity at fiber optic data rates and quality of service, but where fiber optic cable itself is not available or is not economically viable.

     Our FiberLeap(TM) 2006 product is a compact, easily deployed product that enables fiberless transmission of data, voice and video communication at fiber rates that are variable from an OC-3 rate of 155 Mbps to an OC-12 rate of 622 Mbps. We also have a Gigabit Ethernet version of FiberLeap(TM) which enables native Gigabit Ethernet traffic at 1.25 Gbps. We previously announced in September 2002 that we have demonstrated technical feasibility of our new EtherLeap(TM) product. EtherLeap(TM) is an 802.11-based Ethernet Local Area Network, or LAN, radio operating at millimeter-wave frequencies that can operate in point-to-point, point-to-multipoint, and mesh architectures. The initial EtherLeap(TM) models developed by us, which are based specifically on an 802.11(b) system providing wireless connectivity at up to 11 megabits per second
(Mbps), operate at 24 GHz and at 28 GHz. We sold and delivered our first EtherLeap(TM) product in the third quarter of 2002. From July 2001 until this announcement relating to EtherLeap(TM), our business was focused on our FiberLeap(TM) products.

     We commenced operations in 1982 and, prior to 1999, derived the significant majority of our sales from our millimeter-wave products business segment. Millimeter waves are electromagnetic waves having wavelengths between one and ten millimeters and frequencies from 30 GHz to 300 GHz. In August 1999, we adopted a plan to focus all of our resources on our broadband connectivity business (then focused on point-to-multipoint outdoor units) and to dispose of the millimeter-wave products segment. We decided to dispose of this segment because it would have required us to reallocate financial and management resources from the broadband point-to-multipoint outdoor unit business. The segment was sold on February 8, 2000. As a result, we have presented the operations of the millimeter-wave products segment as a discontinued operation in our financial statements. The following management's discussion and analysis does not address our millimeter-wave products business segment.

     Due to changing market conditions we made the decision to exit the point-to-multipoint outdoor unit business in July 2001, and to focus all of our resources on closing the connectivity gap in fiber networks. We curtailed certain research and development activities and modified our production activities through facility consolidations, capital equipment reductions, and workforce reductions of approximately 58 employees in 2001. FiberLeap(TM) trial and Beta units have been developed and tested, a new marketing program has been initiated, and limited production has begun.

     The overall economic climate in the United States has declined since we decided to focus on our FiberLeap(TM) and EtherLeap(TM) products. In particular, telecommunication markets have experienced a severe downturn, which has been highlighted by the bankruptcy filings of several former prominent telecommunications companies. Telecommunication markets remain depressed, and we cannot predict how long they will take to recover or the extent of any recovery. This uncertainty in the telecommunications industry and in the larger economy has made it very difficult to successfully launch our FiberLeap(TM) and EtherLeap(TM) products and to build a business based on those products. We consolidated our production and development facility in September 2002 resulting in a reduction of approximately 50% of our facility space and associated costs, and elimination of manufacturing personnel and equipment or their reallocation to research and development activities. While we continue to talk with potential purchasers of our FiberLeap(TM) and EtherLeap(TM) products, we do not have any significant customers for those products and we cannot predict when (or if) we will obtain significant customers. Our current financial position may be inadequate to enable us to continue to pursue our efforts to build our FiberLeap(TM) and EtherLeap(TM) business until more favorable market conditions return.

     In light of these factors, our board decided that we should explore a wide variety of strategic opportunities and alternatives. We have retained the investment banking firm Ferris, Baker Watts as our financial adviser to assist with the consideration of various strategic options. On March 17, 2003, we entered into a definitive strategic combination agreement with Young Design, Inc. ("YDI"), a privately held Virginia corporation. Following the closing of the proposed transaction, which is expected to occur on April 1, 2003, the combined entity may have a different operating structure than currently exists at our Company. The following management's discussion and analysis addresses our current operating structure and does not address any aspect of the proposed strategic combination.

     For the year ended December 31, 2002, all of our sales were to customers located in the United States. For the year ended December 31, 2001, approximately 99% of our sales were to a customer located in Canada, and our remaining sales were to customers located in the United States. For the year ended December 31, 2000, approximately 93% of our sales were to a customer located in Canada, and 4% of our sales were to customers located in the United States. Sales to customers located outside the United States may continue to represent a significant portion of our total sales.

Critical Accounting Policies

     The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. See Item 8, Financial Statements and Supplementary Data, Notes to Financial Statements, Note 1 for a description of the significant accounting policies used in the preparation of our financial statements. The Company's management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management's estimates. The most significant areas involving management judgments and estimates are described below.

Revenue Recognition

     Sales under short-term contracts and for stock items are recognized when deliveries are made and title passes to the customer and collection is reasonably assured. Sales under cost-reimbursement contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs.

     As some contracts extend over one or more years, revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which the facts which require the revision become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss on the contract is accrued.

     Sales under certain fixed-price and fixed-price incentive contracts are recorded utilizing the percentage of completion method, in which costs and estimated gross margins are recorded as the work is performed. Income is accrued based upon the percentage that costs incurred to date bear to estimated total costs after giving effect to the most recent estimates of costs and funding at completion.

Inventory Valuation

     Inventory is stated at the lower of cost (standard cost, which approximates actual) or market. Provisions are made to reduce excess or obsolete inventory to its estimated net realizable value. The process for evaluating the value of excess and obsolete inventory often requires us to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may necessitate future adjustments to these provisions.

Assets Held for Sale

     We have identified certain equipment as being surplus to the ongoing operations of the business as we have exited certain product lines and restructured certain of our operations. We continue to assess the net realizable value of these assets and in the future, additional surplus assets may be identified and adjustments to their net realizable value made.

Income Taxes

     The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. Deferred tax assets, net of valuation allowance are $0 at December 31, 2002 and December 31, 2001.

     In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. An adjustment to the deferred tax asset will increase income in the period the adjustment is made in the event that we are able to realize deferred tax assets in the future in excess of the net recorded amount.

Results of Operations

Years Ended December 31, 2002, 2001 and 2000

  Sales

     Sales decreased 97% to $53,000 in 2002 from $1.9 million in 2001. Sales decreased 92% to $1.9 million in 2001 from $24.8 million in 2000. The decrease in sales from 2000 to 2001 and 2002 resulted from a decrease in shipments of our planar products from $23.4 million in 2000 to $1.9 million in 2001 and $0 in 2002 due to reduced demand for our products resulting from a general industry decline, our discontinuation of shipments to our former major customer Alcatel, and our decision to exit our point-to-multipoint outdoor unit product line. Sales in units of our planar products were 565 in 2001 and 13,709 in 2000.

  Cost of Sales

     Cost of sales consists of component and material costs, direct labor costs, warranty costs, overhead related to manufacturing our products and customer support costs. Our results of operations subsequent to October 1, 2002 reflect the elimination of dedicated manufacturing costs, which were previously included in cost of sales. Cost of sales decreased $4.0 million to $2.4 million in 2002 from $6.4 million in 2001. Cost of sales decreased $23.2 million to $6.4 million in 2001 from $29.6 million in 2000. The decrease in cost of sales from 2001 to 2002 was attributable primarily to decreased shipments of our point-to-multipoint outdoor unit products, a significant decrease in our manufacturing personnel and the elimination of dedicated manufacturing overhead as of October 1, 2002. The decrease in cost of sales from 2000 to 2001 was attributable primarily to decreased shipments of our point-to-multipoint outdoor unit products and a significant decrease in our manufacturing personnel and equipment. Gross losses were $2.5 million in 2002, $9.5 million in 2001, and $22.6 million in 2000. The decline in gross loss from 2001 to 2002 was due to the decrease in cost of sales and a $4.8 million decrease in inventory restructuring cost. The decline in gross loss from 2000 to 2001 was due to the decrease in cost of sales.

  Research and Development Expenses

     Research and development expenses consist primarily of personnel and related costs associated with our product development efforts. These include costs for development of products and components, test equipment and related facilities. Gross research and development expenses decreased 30% to $4.5 million in 2002 from $6.4 million in 2001. Gross research and development expenses decreased 30% to $6.4 million in 2001 from $9.2 million in 2000. The decrease from 2001 to 2002 is primarily attributable to reductions in personnel, development material, capital equipment and related facilities and support costs. The decrease from 2000 to 2001 is attributable to the decrease in the size of our research and development staff from 72 personnel at the end of 2000 to 36 at the end of 2001, and to reductions in development material, capital equipment and related facilities and support costs. These decreases resulted from the reduction in our product development requirements as our business with Alcatel declined and the global telecommunications equipment market continued to weaken. Some of our customers provided funding to offset our development costs for specific products in 2001 and 2000. Customer funding of development projects decreased 57% to $266,000 in 2001 from $612,000 in 2000. Net of customer reimbursements, our research and development expenses decreased 28% to $4.5 million in 2002 from $6.2 million in 2001 and decreased 28% from $8.6 million in 2000.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses consist primarily of employee salaries and associated costs for selling, marketing, customer support, information systems, finance, legal, and administration. Selling, general and administrative expenses increased 1% to $6.9 million in 2002 from $6.8 million in 2001. Selling, general and administrative expenses decreased 25% to $6.8 million in 2001 from $9.0 million in 2000. The increase from 2001 to 2002 was due primarily to professional fees related to the evaluation of various strategic alternatives, and an increase in the cost of Directors and Officer's Liability insurance. The decrease from 2000 to 2001 resulted from decreasing our number of personnel in these areas from 37 at the end of 2000 to 21 at the end of 2001, and from decreases in related spending.

  Other Income (Expense)

     Other income (expense) consists of interest and dividends earned on cash, cash equivalents and marketable securities offset by interest expense and miscellaneous non-operating income and expenses. Total other income decreased 16% to $1.7 million in 2002 from $2.1 million in 2001. Total other income decreased 21% to $2.1 million in 2001 from $2.6 million in 2000. The decrease in total other income from 2001 to 2002 resulted from a decrease in interest and dividends earned on cash and marketable securities to approximately $815,000 in 2002 from $1.7 million in 2001. Partially offsetting this decrease was income of $1.2 million recorded in 2002 from the settlement of litigation. The decrease in total other income from 2000 to 2001 resulted from a decrease in interest and dividends earned on cash and marketable securities to approximately $1.7 million in 2001 from $3.0 million in 2000. Partially offsetting this decrease was $1 million recorded in 2001 for the reduction of the valuation allowance against a note receivable. Interest expense decreased to $302,000 in 2002 from $578,000 in 2001 and decreased from $610,000 in 2000 due to the lower outstanding balances for long term debt and capital lease obligations.

  Income Tax Benefit

     No tax benefit has been recorded in 2002, 2001 and 2000 due to the uncertainty of future taxable income sufficient to realize the deduction of current losses.

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

     At December 31, 2002, we had marketable securities of $3.8 million and cash and cash equivalents of $7.9 million, including restricted cash of $100,000.

     At December 31, 2002, we had approximately $1.0 million in accrued expenses primarily related to payroll and associated costs.

     At December 31, 2002, we had approximately $626,000 in long-term debt, of which $50,000 is for a subordinated note due through June 2003 with an interest rate of 10%, and $576,000 is for collateralized equipment notes due through November 2003 with an interest rate of 12%. We paid $538,000 in the first quarter of 2003 for final settlement of the collateralized equipment notes and we applied our deposits with that lender of approximately $49,000. The total remaining principal and interest due under this agreement was approximately $613,000 at December 31, 2002, and the settlement resulted in savings of approximately $27,000.

     At December 31, 2002, we had approximately $955,000 in capital lease obligations, which are due through 2005. We paid $703,000 in the first quarter of 2003 for full settlement of $720,000 of these capital lease obligations.

     Cash used in operating activities in 2002 was $9.9 million compared to $17.2 million in 2001 and $30.4 million in 2000. Cash used in operating activities has primarily represented funding of our net losses and inventory build to meet expected future production requirements.

     Cash provided by investing activities in 2002 was $4.4 million compared to $7.2 million in 2001 while cash used in investing activities in 2000 was $17.7 million. In 2002 and 2001, cash provided by investing activities resulted from the maturity of marketable securities. In 2000, cash used in investing activities related to the purchase of marketable securities and the purchase of equipment used in our manufacturing and research and development facilities.

     Cash utilized by financing activities in 2002 was $2.5 million compared to $2.0 million in 2001 while cash provided by financing activities in 2000 was $69.4 million. In 2002 and 2001, the financing activities consisted primarily of repayments of long term debt and capital lease obligations. The financing activities in 2000 consisted primarily of the proceeds from our initial public offering.

     Our 2003 and future cash requirements will depend upon a number of factors, including the timing and extent of growth in our FiberLeap(TM) and EtherLeap(TM) product lines, the consummation of our pending strategic combination with YDI, and the timing and level of research and development activities and sales and marketing campaigns, and our ability to generate sales orders while controlling manufacturing and overhead costs. While we believe that our cash and marketable securities balances at December 31, 2002 will provide sufficient capital to fund our operations as currently forecasted, through December 31, 2003 and into 2004, our capital needs may be higher or lower depending on whether we complete our pending transaction with YDI, the results we achieve as a combined company with

YDI, assuming the transaction occurs, and other factors. Dependent upon 2003 results, we may not have sufficient cash to continue to operate for the remainder of 2004.

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

     As of December 31, 2002, we had cash and cash equivalents of $7.9 million, including restricted cash of $100,000. Substantially all of these amounts consisted of highly liquid investments with remaining maturities at the date of purchase of less than 90 days. As of December 31, 2002, we had marketable securities of $3.8 million which consisted of short-term, interest-bearing, investment grade securities or direct or guaranteed obligations of the U.S. government. These investments are exposed to interest rate risk and will decrease in value if market interest rates increase. We believe a hypothetical increase or decrease in market interest rates by 10 percent from the December 31, 2002 rates would not cause the fair value of these investments to decline significantly, since the Company's investments mature within one year. Although an immediate increase or decrease in interest rates would not have a material effect on our financial condition or results of operations, declines in interest rates over time will reduce our interest income.

     We do not own any material equity investments. Therefore, we do not currently have any direct equity price risk. In the past three years, all sales to international customers were denominated in United States dollars and, accordingly, we were not exposed to foreign currency exchange rate risks.

Safe Harbor for Forward-Looking Statements

  General Overview

     This Annual Report on Form 10-K contains forward-looking statements as defined by federal securities laws which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, intentions, projections, developments, future events, performance or products, underlying assumptions and other statements which are other than statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "contemplates," "believes," "estimates," "predicts," "projects," "potential," "continue," and other similar terminology or the negative of these terms. From time to time, we may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this Form 10-K, including those set forth below, and any other cautionary statements which may accompany the forward-looking statements. In addition, we undertake no obligation to update or revise any forward-looking statement to reflect events, circumstances, or new information after the date of this Form 10-K or to reflect the occurrence of unanticipated or any other subsequent events, and we disclaim any such obligation.

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

  Cautionary Statements

     In addition to other factors and matters discussed elsewhere in this Form 10-K, in our other periodic reports and filings made from time to time with the Securities and Exchange Commission, and in our other public statements from time to time (including, without limitation, our press releases), some of the important factors that, in our view, could cause actual results to differ materially from those expressed, anticipated, or implied in the forward-looking statements include, without limitation, the following:

     o Pending Transaction with Young Design, Inc. On March 17, 2003, we entered into a definitive agreement with Young Design, Inc. ("YDI") relating to a strategic combination of the two companies. Telaxis would be the surviving company and would issue a significant number of shares of its common stock to the current YDI stockholders. YDI would then become a wholly-owned subsidiary of Telaxis. There can be no assurance whatsoever that this contemplated transaction will be consummated due to the risks and uncertainties relating to and arising from our and YDI's desire and ability to satisfy the conditions to the closing of the transaction. Whether or not the transaction is completed, we will be expending substantial time and incurring substantial costs relating to the contemplated transaction and our directors, management, and employees may be interested in and distracted by the contemplated transaction. There are additional risks even if the transaction is completed, including, without limitation, risks relating to the ability of the companies to integrate effectively in a cost-effective, timely manner without material loss of employees, customers or suppliers, the risk that the expected synergies and other benefits of the combination will not be realized at all or to the extent expected, the risk that the contemplated cost savings from the transaction may not be fully realized or may take longer to realize than expected, reactions, either negative or positive, of investors, competitors, customers, suppliers, employees, and others to the transaction, the time and costs required to complete the contemplated transaction and then integrate the companies, costs and delays in implementing common systems and procedures, including financial accounting systems, risks associated with YDI's lack of experience operating as a public company, including the process of periodic financial reporting, risks associated with YDI's need to adopt and implement in a short period of time a substantial number of additional accounting controls, procedures, policies, and systems to facilitate timely and accurate periodic financial reporting, the expected need for the combined company to hire additional accounting staff, including individuals familiar with periodic financial reporting, the fact that the issuance of a very large number of shares of common stock may cause a substantial decline in the market price of the common stock, and the possible need or desire for a reverse split of Telaxis' common stock after completion of the transaction.

     o Questionable Long-term Viability of the Company. At this point, we believe it would be difficult for Telaxis to survive as a standalone company over an extended period. We have substantially reduced our internal manufacturing, marketing, and sales capabilities. Much of this reduction resulted from our terminating substantially all of our manufacturing and marketing and sales personnel as well as many administrative and other personnel. In addition, we have reduced the size of our facilities. Based on these actions, we question whether Telaxis retains sufficient "critical mass" to survive as a long-term, viable standalone company even if our products gain market acceptance.

     o Significant Change in our Business. In July 2001, we announced that we are going to focus on our FiberLeap(TM) product line and exit our old point-to-multipoint outdoor unit product line. In September 2002, we introduced our EtherLeap(TM) product line. As a result, it is difficult to predict our future prospects in this market based on our limited history. Many of the cautionary statements contained in this Form 10-K are particularly relevant in light of this recent decision. Our future as a standalone company would depend on our ability to develop, market, and gain market acceptance of our FiberLeap(TM) and EtherLeap(TM) products. We have limited experience with these new product lines and in the markets the FiberLeap(TM) and EtherLeap(TM) products address. We are still in the process of developing our FiberLeap(TM) and EtherLeap(TM) product lines. There can be no assurance that we will be successful in developing the FiberLeap(TM) or EtherLeap(TM) product lines or addressing the other issues inherent in entering a new line of business. We may be unable to realize the anticipated benefits from focusing on these product lines. We may be unable to successfully enter into the new areas of business addressed by our FiberLeap(TM) and EtherLeap(TM) products. We may incur unanticipated costs, liabilities, or delays in attempting to enter those new business areas. These issues, together with many of the other cautionary statements contained in this Form 10-K (including, without limitation, our having limited capital), could have an adverse affect on our business, financial condition, results of operations, and viability as an ongoing company.

     o Lack of Success in New Business. We have been trying to establish our new business based on FiberLeap(TM) and EtherLeap(TM) products for over eighteen months. We have had very limited success to date. Our revenue in 2002 was $53,000. We currently have no significant customers for our FiberLeap(TM) or EtherLeap(TM) products and have limited prospects for obtaining significant customers soon. There are many factors that influence a potential customer's decision whether or not to buy our products, some of which are within our control and many of which are not. Potential customers may be reluctant to purchase our products given our pending transaction with YDI, uncertain future, and questionable long-term viability as a supplier and company. Potential customers may request terms of sale that are unacceptable to us. The sales process may be quite lengthy even if successful. Even if we are successful in obtaining customers, we may be dependent on only a few customers due to capacity constraints. These issues could have an adverse affect on our business, financial condition, results of operations, and viability as an ongoing company.

     o Limited Capital. Our operations to date have required substantial amounts of capital. As of December 31, 2002, we had approximately $11.7 million in cash, cash equivalents, and marketable securities. Our future capital needs are difficult to predict given our pending transaction with YDI, uncertain future, and uncertain business outlook. Our capital requirements will depend on numerous factors, including those described in the preceding sentence, costs associated with our planned integration with YDI, the timing and extent of demand for our products and the associated working capital, manufacturing, and other costs, and the costs of our ongoing research and development efforts. Additional financing may not be available on favorable terms, if at all. If we cannot raise the additional capital we may need or want on acceptable terms, we may not achieve our business goals. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders may be reduced and the value of their holdings of our stock may be diluted, particularly given our current low stock price. Also, those newly-issued equity securities may have rights, privileges or preferences senior to those of our common stock. Alternatively, we may need to incur substantial debt or contingent obligations, which could adversely affect our cash flow, results of operations, financial condition, and business. Depending on the investors in any equity or debt offering, we may injure our relationships with investors, customers, suppliers, and others.

     o Market Uncertainty for FiberLeap(TM) Products. We have limited experience with our new FiberLeap(TM) product line and in the markets our FiberLeap(TM) products address. Our FiberLeap(TM) products are very high data rate products most appropriate only for those end-users who need or desire very high data rate transmission capabilities. This market is much smaller than the broad-based market of end-users desiring general broadband access. There may be an insufficient number of end-users who need or desire (and are willing to pay for) the high data rate capabilities of our FiberLeap(TM) products, particularly given the short operating range of our FiberLeap(TM) products (approximately 600 to 1,100 meters). Lack of a sufficiently large market could adversely affect our ability to sell our FiberLeap(TM) products at all or at the prices we need to achieve for a successful business. Further, while our FiberLeap(TM) products are designed to operate as if they were a piece of fiber optic cable, they are wireless in nature and therefore based on a different technology than that typically used in the markets we are now addressing with these products. This difference could hinder, delay, or prevent sales of our FiberLeap(TM) products. We believe this difference has been a factor in the difficulty we have experienced to date in achieving commercial acceptance of our products. Our initial FiberLeap(TM) products operate in an unlicensed frequency band at 60 GHz. Customers may be reluctant or unwilling to utilize products operating in that unlicensed band given the possibility of interference from other products operating in that same band. This concern may be particularly applicable for our FiberLeap(TM) products given the very high data rate transmission capabilities of our products. Also, customers may establish very high standards for quality, durability, and other criteria for our FiberLeap(TM) products due to the very high data rate transmission capabilities of those products. We may be unable to meet those criteria at all or on economic and other terms acceptable to us.

     o Market Uncertainty for EtherLeap(TM) Products. We have limited experience with our new EtherLeap(TM) product line and in the markets our EtherLeap(TM) products address. Our EtherLeap(TM) products are, in essence, high-frequency 802.11(b) products. Given the high frequency operation of our EtherLeap(TM) products, we believe they are and will remain more expensive than typical 802.11-based products. Potential customers may not value the advantages of the high frequency operation of our EtherLeap(TM) products and be unwilling to pay the extra price to obtain these products. The market for 802.11-based products is extremely competitive and one in which there are relatively few barriers to entry. This competition could adversely affect our ability to sell our EtherLeap(TM) products at all or at the prices we need to achieve for a successful business. Also, the market demand for our EtherLeap(TM) products operating at any one frequency may be insufficient so we may need to develop other EtherLeap(TM) products operating at different frequencies. This development process may be long and expensive, even if ultimately successful.

     o Continued Nasdaq Listing Issues. Our common stock is currently traded on the Nasdaq SmallCap Market. We plan to voluntarily de-list our common stock from the Nasdaq SmallCap Market shortly before the completion of our pending transaction with YDI.

          Even in the absence of the pending transaction with YDI, our common stock may well be involuntarily de-listed from the Nasdaq SmallCap Market. One of the requirements for continued listing on that market is that the minimum bid price of our stock must remain above $1.00. Our bid price has been below $1.00 for over six months. We received a letter dated January 15, 2003 from The Nasdaq Stock Market stating that, although our minimum bid price was below $1.00, we qualified for an extended grace period through July 7, 2003 to cure that deficiency. To cure the deficiency, our stock must attain a bid price of $1.00 or more for a period of 10 consecutive days before July 7, 2003. If our stock does not attain that minimum bid price, it will be subject to delisting from the Nasdaq SmallCap Market.

          There are other requirements for continued listing on the Nasdaq SmallCap Market, such as having a minimum of either (a) $2.5 million in stockholders' equity, (b) $35 million market value of listed securities, or (c) $500,000 in net income from continued operations (in the latest fiscal year or in two of the last three fiscal years), at least 500,000 publicly held shares, $1.0 million minimum value of publicly held shares, at least 300 round lot stockholders, and at least two market makers. Although we currently believe that we meet these other requirements, there can be no assurance that we will continue to meet these other continued listing requirements.

          Should our stock be delisted, voluntarily or involuntarily, from the Nasdaq SmallCap Market, we may apply to have our stock traded on the Over-The-Counter Bulletin Board. We do intend to apply, or to ask one of our market makers to apply, to have our stock traded on the Over-The-Counter Bulletin Board in connection with the pending transaction with YDI. There can be no assurance that our common stock will be timely admitted for trading on the Over-the-Counter Bulletin Board. This alternative may result in a less liquid market available for existing and potential stockholders to buy and sell shares of our stock and could further depress the price of our stock.

          We may take actions to attempt to increase the bid price and market value of our stock and to reduce the number of shares outstanding. While there are numerous actions that could be taken to attempt to increase the bid price and market value of our stock, two of the possibilities are a reverse stock split and a stock repurchase. Any such actions (even if successful) may have adverse effects on us, such as adverse reaction from employees, investors, and financial markets in general, adverse publicity, and adverse reactions from customers.

     o Pending Stockholder Litigation. We currently are party to the pending so-called "IPO litigation" occurring in the federal court in New York City. From June 12 to September 13, 2001 four purported securities class action lawsuits were filed against us, certain of our officers and directors, and certain of our initial public offering underwriters. These lawsuits arose out of the underwriters' alleged activities in connection with the underwriting of our shares to the public in our initial public offering in February 2000. These lawsuits are at an early stage, and accordingly we cannot predict the outcome. Defending lawsuits of this nature can be a lengthy, expensive process, and there can be no assurance that we will prevail. Even if we prevail, the costs associated with these lawsuits could be substantial. In addition, these lawsuits could have other adverse impacts on us such as management distraction, adverse publicity, adverse reaction from the financial markets, and adverse reaction from our customers. The difficulties and uncertainties relating to these lawsuits very likely may be increased and complicated given the large number of pending similar cases and other parties involved. Although we currently don't expect these impacts to have a material adverse effect on our business, financial condition or results of operations, there can be no assurance as to the ultimate outcome of these lawsuits.

     o Retention of Employees. Our success, both as a standalone company and as a combined company with YDI, depends in part on our ability to retain and motivate our current employees. We believe that a significant level of expertise is required to develop and market our products effectively and that the capabilities of our current employees increase the attractiveness of the company to potential strategic partners. We compete for such personnel with a number of other companies, many of which have substantially greater resources or better recent business success than us. There can be no assurance that we will be successful in retaining our employees. We have used retention bonuses and other methods for retention and may use such methods in the future, which results in extra costs. Our ability to retain and motivate our personnel may be adversely impacted by our current business uncertainty, our pending transaction with YDI, the multiple recent reductions in the size of our workforce, and our lower stock price (since we grant many of our personnel options to buy our stock). The failure to retain and motivate qualified personnel could have a material adverse effect on our business, financial condition, and results of operations.

     o Dependence on Third-Party Manufacturers. We currently have limited internal manufacturing capabilities. We currently expect to rely on independent manufacturers to provide full turnkey manufacturing of our complete products or important components of our products if and when we need to manufacture production quantities of our products. We currently have no agreements with third party contract manufacturers. The current uncertainty and historical fluctuation in our business and current limited needs for manufacturing may make contract manufacturers unwilling or reluctant to manufacture products for us in the future at all or on acceptable terms. We have only limited experience qualifying and dealing with this type of highly specialized, third-party manufacturer, and our failure to obtain satisfactory performance from any third-party manufacturers could cause us to lose sales or expose us to product quality issues. We believe that few third-party manufacturers have the technical capabilities to meet our quality standards and production goals. Therefore, it may be difficult and time-consuming to engage a third-party manufacturer or manufacturers. If we are unable to engage a third-party manufacturer or manufacturers, we may have to increase our internal manufacturing capability. We may be unable to do so at all or without significant expense given the current uncertainty in our business and recent workforce reductions.

     o Inability to Predict Date of Profitability. We have incurred substantial losses and may not be profitable in the future. We have had little revenue to date from our current products. We cannot predict when we will become profitable. Our failure to achieve profitability within the time frame investors expect may cause the market price of our stock to decline.

     o Fluctuation in Quarterly Results. Our sales and operating results are likely to fluctuate significantly and may fail to meet or exceed the expectations of securities analysts or investors, causing our stock price to fall. Factors that could cause our quarterly results to fluctuate include our cash usage and amount of cash remaining at the end of each reporting period, costs associated with our pending transaction with YDI, the timing of obtaining customers for our products, the timing and size of orders for our products, the mix of our product sales, the hiring and loss of personnel, timing of expenditures for research and development activities, our expected lengthy sales cycle which makes it difficult to predict our future business operations and make plans for the future, our manufacturing capacity constraints and our limited ability to fulfill orders, our inability to obtain the components and test and manufacturing equipment at the prices and times and in the quantities we need, price competition, new product introductions by us or by our competitors, disruptions in delivery of products manufactured by subcontractors or of components or subsystems provided by third-party suppliers, seasonal factors that may affect capital spending by customers, such as the varying fiscal year ends of customers, political instability, regulatory developments, conditions affecting the telecommunications industry generally or general economic conditions, acquisitions, and other factors described in this section.

     o Stock Price Volatility. The market price of our common stock has been volatile and is likely to remain volatile. Potential reasons for volatility include developments relating to our pending transaction with YDI, announcements by us relating to customers for our products, our financial performance or the performance of our competitors, technological innovations or other trends in our industry, successes or failures at significant product evaluations or site demonstrations, the introduction of new products by us or our competitors, the arrival or departure of key personnel, acquisitions, strategic alliances or joint ventures involving us or our competitors, announcements by our customers, changes in estimates of our performance or recommendations by securities analysts, decisions by major participants in the communications industry, decisions by investors to de-emphasize investment categories, groups, or strategies that include our company or industry, and market conditions in the industry, the financial markets and the economy as a whole.

     o Reliance on Third-Party Suppliers. Our products include single-source and other critical components, and our inability to obtain these components at the prices we desire would increase our costs of production and lower our margins. The current uncertainty and historical fluctuation in our business may make current or potential suppliers unwilling or reluctant to supply components to us in the future at all or on acceptable terms. Given that we are not manufacturing significant numbers of products, we do not have any long-term supply agreements with these vendors. Inability to develop alternative sources for these components or to obtain sufficient quantities of components could result in delays or reductions in product development or shipments. Reconfiguration of our products to adapt to new components may also be required and could entail substantial time and expense. In addition, because the process of manufacturing certain of these components is extremely complex, our reliance on the suppliers of these components exposes us to potential production difficulties and quality variations, which could negatively affect the cost and timely development and delivery of our products.

     o Difficulties in Developing New Products. We may be unable to develop, manufacture, or supply new technology and new products (including, without limitation, our current and contemplated FiberLeap(TM) and EtherLeap(TM) products) with the features, performance, cost, price, and other characteristics as currently contemplated or as desired by our customers or the market in general. Any new technology and new products we develop may not gain the market acceptance we anticipated. Development of new technology and new products may take longer than we expect, take more resources than we expect, and distract us from other portions of our business.

     o Product Improvements. The market for telecommunications products and services is subject to rapid technological change, evolving industry standards, rapid changes in customer requirements, and frequent product and service introductions and enhancements. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that may supplant or provide lower-cost or better performing alternatives to our products. To be competitive as a standalone company, we would have to invest significant resources in research and development, sales and marketing, and customer support. We may be unable to achieve the continuing cost reductions and technological improvements required for our products to remain competitive. Market acceptance of our products, and our success, may depend in part on our ability to reduce the per-unit cost of our products over time. There can be no assurance that we will be able to keep pace with competitive pricing pressures or technological developments.

     o Delays in Development, Manufacture, or Supply of Products. We may not be able to develop, manufacture, or supply our products as quickly as our customers require or would like. We may have to allocate production of our products among our customers, to the extent we are permitted to do so. This manufacturing constraint could cause us to lose sales, damage our reputation, incur financial liabilities, and jeopardize our long-term prospects.

     o Difficulty in Estimating Costs. We believe that potential customers would expect us to commit to specified prices in any agreements we enter with them. The prices of products sold under these agreements, at least initially, would be based at least in part on our estimate of our costs to supply our FiberLeap(TM) and EtherLeap(TM) products. Given the early stage of development of our FiberLeap(TM) and EtherLeap(TM) product lines, it may be difficult for us to predict accurately the costs of producing these products. This difficulty is compounded by our limited internal manufacturing capability and lack of current third-party contract manufacturing relationships. We may have limited ability to increase our prices in the future. If we incur higher costs than estimated in performing under these agreements, it could have a material adverse effect on our results of operation and financial condition.

     o Intellectual Property Protection. Our future success will depend in part on our ability to protect our proprietary product designs and manufacturing process and other proprietary technology. Our intellectual property rights, and our ability to enforce those rights, may be inadequate to prevent others from using our technology or substantially similar technology they may independently develop. The use of that technology by others could eliminate any competitive advantage we have, cause us to lose sales, and otherwise harm our business. A significant portion of our proprietary technology is know-how, and employees with know-how may depart before transferring their know-how to other employees. Moreover, the laws of other countries where we may market our products may afford even less protection for our intellectual property. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and costly and divert the efforts of our technical and management personnel, even if we were to prevail.

     o Intellectual Property Infringement Claims. From time to time, third parties may assert patent, copyright, trademark, and other intellectual property rights to technologies and in various jurisdictions that are important to our business. In addition, third parties may assert intellectual property right infringement claims against us. Any such assertions, with or without merit, could be costly and time-consuming, result in litigation (in which we may or may not prevail), divert the efforts of our technical and management personnel, cause product development or shipment delays, require us to develop new technology, or require us to enter into royalty or licensing agreements, any of which could have an adverse effect on our reputation, business, results of operations, and financial condition. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In addition, we expect we would have to indemnify our customers for expenses and liabilities resulting from claimed infringements of intellectual property rights of third parties. Any requirement for us to indemnify a customer could have a material adverse effect on our reputation, business, results of operations, and financial condition.

     o Warranty and Product Liability Claims. Our business and financial condition could be adversely affected by warranty or product liability claims. Products as complex as ours frequently contain undetected errors, defects or failures, especially when first introduced or when new versions are released. The occurrence of such errors, defects or failures could result in product returns and other losses and liabilities for us or our customers. Such occurrence could also result in the loss of or delay in market acceptance of our products. Due to our recent focus on our FiberLeap(TM) and EtherLeap(TM) products, we have limited experience with the problems that could arise with these products.

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

     o Continued Demand for Broadband Connectivity and Access. Our future success is dependent in part upon the continued and increasing demand for high-speed, broadband connectivity and access, particularly with regard to the Internet, and for high-speed telecommunications products. There can be no assurance that this growth will continue or that the deregulation, privatization, and economic globalization of the worldwide telecommunications market that has resulted in increased competition and escalating demand for new technologies and services will continue in a manner favorable to us. Regulatory and legislative changes could adversely affect our business.

     o Market Acceptance. The entire broadband connectivity and access industry is relatively new, and its future is uncertain. If significant demand for our products does not develop, we will not be able to generate significant sales. Many factors will influence the success or failure of wireless fiber optic extension, connectivity, and access technology, including its price, its capacity to handle growing demands for faster transmission of increasing amounts of video, voice and data, its cost-effectiveness and performance compared to other forms of broadband access, whose prices and performance continue to improve, its reliability and security, whether the products can be manufactured in sufficient volume, its suitability for a sufficient number of geographic regions, the availability of appropriate frequencies for service providers to deploy products at commercially reasonable rates, the availability on reasonable terms of sufficient site locations for service providers to install products at commercially reasonable rates, and safety and environmental concerns regarding broadband wireless transmissions.

     o Competition in General. The broadband wireless access industry in which we now operate is intensely competitive, and our failure to compete effectively could hurt our sales and reduce our margins. A number of large telecommunications equipment suppliers, as well as a number of smaller companies, have developed or are developing products that compete (or could be viewed as competing) with ours. These competitors may have or develop products that are superior to ours in performance, cost, technological approach, durability, and other criteria. Many of our competitors are substantially larger than we are and have significantly greater financial, sales, technical, manufacturing, and other resources.

     o Competing Technologies. A number of competing technologies may be able to provide high-speed, broadband access or connectivity. These competing technologies include digital subscriber lines, hybrid fiber coaxial cable, fiber optic cable, other high-speed wire, laser (also known as free space optics), satellite, point-to-multipoint wireless, and other point-to-point wireless technologies. Some of these technologies may have advantages over our FiberLeap(TM) and EtherLeap(TM) products, such as lower cost, greater range, greater security, and greater current market acceptance. In addition, new products or new technologies may be developed that supplant or provide lower-cost or better performing alternatives to our products.

     o Difficulties in Distinguishing Our Products from Others. We need to carefully and clearly distinguish our FiberLeap(TM) and EtherLeap(TM) products from the other competing technologies and products that may be able to provide broadband access or connectivity. Points of distinction include data rate transmission capabilities of our products, ease and speed of installation of our products, markets served by our products, cost of our products, security and interference issues, and value proposition of our products for our customers. Failure to distinguish our products for our customers, investors, and others could hinder market acceptance of our products, delay our obtaining customers for our products, force reductions in contemplated sales prices of our products, and reduce our overall sales.

     o Government Regulation. Wireless equipment such as our current and contemplated FiberLeap(TM) and EtherLeap(TM) products is subject to regulation by the United States and foreign laws and international treaties. Our products must conform to domestic and foreign requirements established, among other reasons, to avoid interference among users of millimeter-wave frequencies. In addition, domestic and foreign authorities regulate the allocation of portions of the radio frequency spectrum. Products generally can be marketed in a specific jurisdiction only if permitted by specific frequency allocation and regulations. If we obtain customers in new markets, we may have to adapt our products rapidly to the frequency and regulatory requirements that exist in those markets, and we may incur significant costs making the necessary modifications. The governmental regulatory process may change or impose additional requirements on our products, which could require a revision to our products, a costly and time-consuming process. Future regulatory developments could also adversely affect our development and introduction of new products and technology.

     o Government Approvals. We believe that customers will require "type approval" of our FiberLeap(TM) and EtherLeap(TM) products from the United States Federal Communications Commission (FCC) before commercially deploying our FiberLeap(TM) and EtherLeap(TM) products. Further, customers may well require this "type approval" before buying or agreeing to buy our FiberLeap(TM) and EtherLeap(TM) products. While we now have type approval for initial versions of our FiberLeap(TM) products, we believe the lack of type approvals during our initial selling process was a factor hindering market acceptance of those products. We may need to obtain additional type approvals for our FiberLeap(TM) products. We will need to obtain type approval for our EtherLeap(TM) products. Obtaining the approvals may be a long, expensive process, even if we are ultimately successful. Delays in obtaining those approvals could hinder market acceptance of our products, delay our obtaining customers for our products and our selling our products, and adversely affect our ability to market the products given our limited capital.

     o International Issues. We may derive a portion of our sales from international sources, and risks and difficulties associated with international operations could result in lower sales and less favorable terms with our customers. These difficulties and risks include licenses, tariffs, and other trade barriers imposed on products such as ours, political and economic instability, currency fluctuation, and compliance with a wide variety of complex laws and treaties relating to telecommunications equipment.

     o Investment Risk. As of the end of December 2002, we had approximately $11.7 million in cash, cash equivalents, and marketable securities. We have engaged investment managers to assist us with investing these funds. While we believe we have a conservative investment policy, events could occur that result in the value of our investments declining.

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

     o Future Stock Sales. Future sales of common stock by our existing stockholders could cause our stock price to fall. We believe that a number of our pre-IPO stockholders have sold their shares, but that a number of pre-IPO stockholders continue to hold their shares. If those stockholders decided to sell their shares, a substantial amount of our common stock would become available for sale in the public market. This could cause the market price of our common stock to fall, particularly given the relatively low recent trading volume of our common stock. Similarly the perception among investors that these sales will occur could produce the same effect. Sales of shares received upon exercise of our outstanding warrants will become available for sale in the public market pursuant to Rule 144. We have filed registration statements on Form S-8 pursuant to which we registered over 5.0 million shares of our common stock that may be issued pursuant to the exercise of our outstanding stock options and stock options or other stock grants that we may grant in the future. The exercise of some outstanding warrants and options will result in dilution to holders of our common stock. The sale of shares issued upon exercise of warrants or options could cause our stock price to fall. The sale of shares by our directors and officers could cause the market price of our common stock to fall. Similarly the perception among investors that these sales will occur could produce the same effect.

          We expect to issue a large number of shares of our common stock in connection with the pending transaction with YDI. Those shares will initially be subject to some restrictions on resale by the current YDI stockholders due to the shares being issued in a private placement without registration of those shares with the SEC. We have agreed to register those shares with the SEC in the first half of 2004. The issuance of these shares could cause our stock price to fall. In addition, the registration of these shares for public trading could cause our stock price to fall. The sale of some or all of these shares could also cause our stock price to fall.

     o Anti-Takeover Defenses. We have anti-takeover defenses (including a stockholder rights plan) that could discourage, delay, or prevent an acquisition of our company, which could depress our stock price or lessen any premium over market price that an acquirer might otherwise pay.

     o Acquisition and Investment Risk. We expect to continue to review potential acquisitions and investment opportunities that could complement our current business or product offerings, augment our market coverage, enhance our technical capabilities, or that may otherwise offer growth or synergistic opportunities. Our business and financial condition and the market price of our common stock may be adversely affected by our acquisition of, or significant investment in, companies, products, or technologies that we believe are complementary. There can be no assurance that we would be successful in overcoming the risks and other issues typically encountered in any such transactions, including the difficulties associated with assimilating the personnel, technology, and operations of acquired companies, the potential disruption of our ongoing business, diversion of management's attention from our business, the potential injury to existing business relationships with suppliers and customers, unanticipated costs or liabilities associated with the transactions, and the risks that we will otherwise not realize the expected benefits of the transactions. Furthermore, future transactions could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities, or amortization and/or impairment related to goodwill and other intangible assets.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

     See Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations, Disclosures about Market Risk.

Item 8. Financial Statements and Supplementary Data.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Accountants..........................................  27
FINANCIAL STATEMENTS
Balance Sheets.............................................................  28
Statements of Operations...................................................  29
Statement of Changes in Stockholders' (Deficit) Equity.....................  30
Statements of Cash Flows...................................................  31
Notes to Financial Statements..............................................  32
FINANCIAL STATEMENT SCHEDULE
Schedule II - Valuation and Qualifying Accounts............................  63

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Telaxis Communications Corporation

     In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Telaxis Communications Corporation (the "Company") at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the financial statements, the Company has incurred losses and negative cash flows from operations and expects to incur additional losses in 2003 as the Company continues its product development efforts.


                                                  /s/ PRICEWATERHOUSECOOPERS LLP

Hartford, Connecticut
February 7, 2003, except for Note 24,
as to which the date is March 19, 2003

                       TELAXIS COMMUNICATIONS CORPORATION
                                 BALANCE SHEETS
                        (in thousands, except share data)

                                                                                                    ---------------------------
                                                                                                    December 31,    December 31,
                                                                                                        2002            2001
                                                                                                    -----------     -----------
Assets
Current assets
   Cash and cash equivalents .....................................................................  $     7,840     $    15,875
   Restricted cash ...............................................................................          100              --
   Marketable securities .........................................................................        3,792           5,588
   Trade accounts receivable, less allowance for doubtful accounts ($0 in 2002 and $250 in 2001) .           --             438
   Other accounts receivable .....................................................................            1             154
   Note receivable, less allowance of $210 in 2001 ...............................................           --           1,000
   Inventories ...................................................................................           34             129
   Assets held for sale ..........................................................................            5           1,659
   Other current assets ..........................................................................          105             102
                                                                                                    -----------     -----------

       Total current assets ......................................................................       11,877          24,945
   Property, plant and equipment, net ............................................................        2,412           4,668
   Other assets ..................................................................................           70              79
                                                                                                    -----------     -----------

       Total assets ..............................................................................  $    14,359     $    29,692
                                                                                                    ===========     ===========

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable ..............................................................................  $       311     $       169
   Accrued expenses ..............................................................................        1,030             803
   Accrued restructuring costs ...................................................................          452           1,298
   Current maturities of long-term debt ..........................................................          618             562
   Current maturities of capital lease obligations ...............................................          839           1,912
                                                                                                    -----------     -----------

       Total current liabilities .................................................................        3,250           4,744
   Long-term debt ................................................................................           --             618
   Capital lease obligations .....................................................................          116             956
                                                                                                    -----------     -----------

       Total liabilities .........................................................................        3,366           6,318

Commitments and contingencies
Stockholders' Equity
   Preferred stock, $.01 par value; authorized 4,500,000 shares in 2002 and 2001; none issued .....        --              --
   Common stock, $.01 par value; authorized 100,000,000 shares in 2002 and 2001;
      issued and outstanding 16,708,313 shares (16,630,698 shares in 2001) ........................        168             167
   Additional paid-in capital .....................................................................    124,700         124,623
   Accumulated other comprehensive income .........................................................          6               4
   Notes receivable ...............................................................................         --              (3)
   Treasury stock at cost (112,500 shares) ........................................................        (37)            (37)
   Accumulated deficit ............................................................................   (113,844)       (101,380)
                                                                                                    ----------     -----------

       Total stockholders' equity .................................................................     10,993          23,374
                                                                                                    ----------     -----------

Total liabilities and stockholders' equity ........................................................$    14,359     $    29,692
                                                                                                    ==========     ===========

   The accompanying notes are an integral part of these financial statements.

                       TELAXIS COMMUNICATIONS CORPORATION
                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                                            Year ended December 31,
                                                                                       ----------------------------------
                                                                                         2002         2001         2000
                                                                                       --------     --------     --------
Sales .............................................................................    $     53     $  1,929     $ 24,753
Cost of sales .....................................................................       2,378        6,440       29,610
Charges relating to excess inventory on hand and on order .........................          --           --       17,744
Inventory restructuring cost ......................................................         210        4,962           --
                                                                                       --------     --------     --------

Gross margin (loss) ...............................................................      (2,535)      (9,473)     (22,601)
Operating expenses
   Research and development, net ..................................................       4,476        6,174        8,623
   Selling, general and administrative ............................................       6,864        6,802        9,029
   Other restructuring costs ......................................................         322        6,687           --
                                                                                       --------     --------     --------

       Total operating expenses ...................................................      11,662       19,663       17,652
                                                                                       --------     --------     --------

Operating loss ....................................................................     (14,197)     (29,136)     (40,253)
                                                                                       --------     --------     --------

Other income (expense)
   Interest and other income ......................................................         815        1,677        3,243
   Income from settlement of litigation ...........................................       1,223           --           --
   Increase in valuation of note receivable .......................................          --        1,000           --
   Interest and other expense .....................................................        (305)        (603)        (624)
                                                                                       --------     --------     --------

       Total other income (expense) ...............................................       1,733        2,074        2,619
                                                                                       --------     --------     --------

Loss from continuing operations before income taxes ...............................     (12,464)     (27,062)     (37,634)
Income taxes ......................................................................          --           --           --
                                                                                       --------     --------     --------

Loss from continuing operations ...................................................     (12,464)     (27,062)     (37,634)
                                                                                       --------     --------     --------

Discontinued operations:
   Loss on disposition of MMWP segment, including stock compensation expense of
    $2,848 for 2000 ...............................................................          --           --       (1,479)
                                                                                       --------     --------     --------

Loss from discontinued operations .................................................          --           --       (1,479)
                                                                                       --------     --------     --------

Net loss ..........................................................................    $(12,464)    $(27,062)    $(39,113)
                                                                                       ========     ========     ========

Basic and diluted loss per share from:
   Continuing operations ..........................................................    $  (0.75)    $  (1.62)    $  (2.54)
                                                                                       --------     --------     --------

   Discontinued operations ........................................................    $     --     $     --     $  (0.10)
                                                                                       --------     --------     --------

   Net loss .......................................................................    $  (0.75)    $  (1.62)    $  (2.64)
                                                                                       ========     ========     ========

Shares used in computing basic and diluted loss per share .........................      16,698       16,708       14,816
                                                                                       ========     ========     ========

   The accompanying notes are an integral part of these financial statements.

                       TELAXIS COMMUNICATIONS CORPORATION
             STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                        (in thousands, except share data)

                                            Common Stock            Additional                     Deferred
                                     ---------------------------      Paid-in        Notes          Stock
                                        Shares         Amount         Capital      Receivable    Compensation
                                     ------------   ------------   ------------   ------------   ------------
Balances, December 31, 1999 .......       843,872   $          8   $      1,224   $       (281)  $       (167)

Sale of common stock ..............     4,600,000             46         78,154             --             --
Exercise of common
  stock options ...................       507,101              5            721            (67)            --
Exercise of warrants ..............       295,295              3            130             --             --
Amortization of deferred stock
  compensation ....................            --             --             --             --             56
Offering costs ....................            --             --         (6,330)            --             --
Other .............................            --             --          3,153             17            (48)
Conversion of preferred stock .....    10,488,405            105         47,688             --             --
Unrealized gain on investments ....            --             --             --             --             --
Net loss ..........................            --             --             --             --             --
Comprehensive loss ................            --             --             --             --             --
                                     ------------   ------------   ------------   ------------   ------------

Balances, December 31, 2000 .......    16,734,673            167        124,740           (331)          (159)

Exercise of common stock
  options .........................         8,525             --              8             --             --
Amortization of deferred stock
  compensation ....................            --             --             --             --             23
Purchase of treasury stock ........            --             --            (99)           282             99
Other .............................            --             --            (26)            46             37
Unrealized gain on investments ....            --             --             --             --             --
Net loss ..........................            --             --             --             --             --
Comprehensive loss ................            --             --             --             --             --
                                     ------------   ------------   ------------   ------------   ------------

Balances, December 31, 2001 .......    16,743,198            167        124,623             (3)            --

Exercise of common stock
  options .........................        43,524              1             33             --             --
Common stock grants ...............        34,091             --             29             --             --
Stock compensation expense ........            --             --             15             --             --
Write-off of note receivable ......            --             --             --              3             --
Unrealized gain on investments ....            --             --             --             --             --
Net loss ..........................            --             --             --             --             --
Comprehensive loss ................            --             --             --             --             --
                                     ------------   ------------   ------------   ------------   ------------

Balances, December 31, 2002 .......    16,820,813   $        168   $    124,700   $         --   $         --
                                     ============   ============   ============   ============   ============


                                                                   Accumulated
                                        Common                        Other
                                       Stock in      Accumulated  Comprehensive  Comprehensive
                                       Treasury        Deficit        Income          Loss           Total
                                     ------------   ------------   ------------   ------------   ------------
Balances, December 31, 1999 .......  $         --   $    (35,205)  $         --   $         --   $    (34,421)
Sale of common stock ..............            --             --             --             --         78,200
Exercise of common
  stock options ...................            --             --             --             --            659
Exercise of warrants ..............            --             --             --             --            133
Amortization of deferred stock
  compensation ....................            --             --             --             --             56
Offering costs ....................            --             --             --             --         (6,330)
Other .............................            --             --             --             --          3,122
Conversion of preferred stock .....            --             --             --             --         47,793
Unrealized gain on investments ....            --             --             --             --             --
Net loss ..........................            --        (39,113)            --        (39,113)       (39,113)
                                                                                  ------------
Comprehensive loss ................            --             --             --   $    (39,113)            --
                                     ------------   ------------   ------------   ============   ------------

Balances, December 31, 2000 .......            --        (74,318)            --                        50,099

Exercise of common stock
  options .........................            --             --             --             --              8
Amortization of deferred stock
  compensation ....................            --             --             --             --             23
Purchase of treasury stock ........           (37)            --             --             --            245
Other .............................            --             --             --             --             57
Unrealized gain on investments ....            --             --              4              4              4
Net loss ..........................            --        (27,062)            --        (27,062)       (27,062)
                                                                                  ------------
Comprehensive loss ................            --             --             --   $    (27,058)            --
                                     ------------   ------------   ------------   ============   ------------

Balances, December 31, 2001 .......           (37)      (101,380)             4                        23,374

Exercise of common stock
  options .........................            --             --             --             --             34
Common stock grants ...............            --             --             --             --             29
Stock compensation expense ........            --             --             --             --             15
Write-off of note receivable ......            --             --             --             --              3
Unrealized gain on investments ....            --             --              2              2              2
Net loss ..........................            --        (12,464)            --        (12,464)       (12,464)
                                                                                  ------------
Comprehensive loss ................            --             --             --   $    (12,462)            --
                                     ------------   ------------   ------------   ============   ------------

Balances, December 31, 2002 .......  $        (37)  $   (113,844)  $          6                  $     10,993
                                     ============   ============   ============                  ============

    The accompanying notes are an integral part of these financial statements

                       TELAXIS COMMUNICATIONS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                            Year ended December 31,
                                                                                        --------------------------------
                                                                                          2002        2001        2000
                                                                                        --------    --------    --------
Cash flows from operating activities
  Net loss ..........................................................................   $(12,464)   $(27,062)   $(39,113)
  Adjustments to reconcile net loss to net cash utilized by operating activities:
   Depreciation and amortization ....................................................      2,059       3,401       3,644
   Non-cash restructuring costs .....................................................        532       9,400          --
   Gain on disposition of MMWP segment ..............................................         --          --      (1,369)
   Gain on dispositions of assets held for sale .....................................       (200)         --          --
   Non-cash compensation expense ....................................................         15          34       3,161
   Loss (gain) on the disposal of property and equipment ............................         --          84          (5)
   Write-off of note receivable ....................................................          3          --          --
   Note receivable valuation allowance adjustment ...................................         --      (1,000)         --
   Provision for excess inventory on hand and on order ..............................         --          --      17,744
   Changes in assets and liabilities
    Accounts receivable .............................................................        438       1,816          64
    Other accounts receivable .......................................................        153         143        (297)
    Inventories .....................................................................       (115)        637     (13,486)
    Other current assets ............................................................         (3)        384        (361)
    Reduction to other assets .......................................................          9          30          --
    Accounts payable and accrued expenses ...........................................        369      (6,297)       (360)
    Customer prepayments ............................................................         --         (54)        (67)
    Accrued restructuring costs .....................................................       (659)      1,298          --
                                                                                        --------    --------    --------

    Net cash utilized by operating activities .......................................     (9,863)    (17,186)    (30,445)
                                                                                        --------    --------    --------

Cash flows from investing activities
  Purchase of marketable securities .................................................    (16,463)    (22,167)    (24,529)
  Maturity of marketable securities .................................................     18,261      29,741      11,371
  Proceeds from sale of discontinued operations .....................................         --          --       1,990
  Additions to property and equipment ...............................................       (227)       (459)     (6,342)
  Proceeds from sale of assets held for sale ........................................      1,790         102          --
  Addition to intangible assets .....................................................         --          --        (246)
  Repayment of notes receivable .....................................................      1,000          --          17
                                                                                        --------    --------    --------

    Net cash provided (utilized) by investing activities ............................      4,361       7,217     (17,739)
                                                                                        --------    --------    --------

Cash flows from financing activities
  Transfer of restricted cash .......................................................       (100)         --          --
  Net repayment under line of credit ................................................         --          --        (500)
  Proceeds from capital lease obligations ...........................................         --         569          --
  Proceeds from note receivable .....................................................         --          46          --
  Repayments of long-term debt and capital lease obligations ........................     (2,496)     (2,644)     (2,716)
  Issuance of common stock upon exercise of options and warrants ....................         34           8         792
  Issuance of common stock ..........................................................         29          --      78,200
  Stock issuance costs ..............................................................         --          --      (6,330)
                                                                                        --------    --------    --------

    Net cash (utilized) provided by financing activities ............................     (2,533)     (2,021)     69,446
                                                                                        --------    --------    --------

Net (decrease) increase in cash and cash equivalents ................................     (8,035)    (11,990)     21,262
Cash and cash equivalents at beginning of period ....................................     15,875      27,865       6,603
                                                                                        --------    --------    --------

Cash and cash equivalents at end of period ..........................................   $  7,840    $ 15,875    $ 27,865
                                                                                        ========    ========    ========

Supplemental disclosure of cash flow information
  Cash paid during period for interest ..............................................   $    291    $    573    $    555
  Non-cash investing and financing activities:
   Equipment acquired under capital leases ..........................................         --         807       3,474
   Conversion of redeemable preferred stock .........................................         --          --      47,793
   Notes receivable for issuance of common stock ....................................         --          --          67
   Commitments recorded in accounts payable for inventory on order ..................         --          --       4,995
   Unrealized gain on investments ...................................................          2           4          --

   The accompanying notes are an integral part of these financial statements.

                       TELAXIS COMMUNICATIONS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

  Overview of Business

     We currently develop and market FiberLeap(TM) and EtherLeap(TM) products. FiberLeap(TM) transparently transmits fiber optic signals over a wireless link between two access points. Using our wireless products, fiber optic carriers and enterprises can obtain connectivity at fiber optic data rates and quality of service, but where fiber optic cable itself is not available or is not economically viable. EtherLeap(TM) is an 802.11-based Ethernet Local Area Network, or LAN, radio operating at millimeter-wave frequencies that can operate in point-to-point, point-to-multipoint, and mesh architectures.

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

     In October 1999, the stockholders voted to change the name of the Company from Millitech Corporation to Telaxis Communications Corporation. The stockholders also voted to amend the automatic conversion provisions for the Class A Preferred Stock, Class B Preferred Stock and Class D Preferred Stock by reducing the minimum public offering price upon an initial public offering of the Company's stock required to trigger automatic conversion to common stock from $9.75 per share to $4.50 per share. All of our outstanding preferred stock converted into common stock upon the closing of our initial public offering on February 7, 2000.

     Due to changing market conditions, we made the decision to exit the point-to-multipoint outdoor unit business and to focus all of our resources on closing the connectivity gap in fiber networks. Since that time, we have restructured our Company to address this new opportunity (see Note 3), FiberLeap(TM) trial and Beta units have been developed and tested, a new marketing program has been initiated, and limited production has begun.

     In September 2002, we consolidated our production and development facility to address the continued economic downturn in the global telecommunications industry. The result of this consolidation was a reduction of approximately 50% of our facility space and associated costs, and elimination of manufacturing personnel and equipment or their reallocation to research and development activities.

  Future Business Prospects

     The Company has incurred significant losses in recent years and may incur additional losses in the future as the Company continues its product development efforts. The Company is actively pursuing development and commercialization opportunities for its technologies and new strategic relationships with partners to fund its operations. The Company is subject to a number of risks similar to other companies in the industry, including uncertainty of market acceptance of products, uncertainty of regulatory approval, and the sources of and access to additional financing. Management believes that such arrangements, the results of forecasted operations and, if necessary, direct cost reductions, will generate adequate cash flow to meet the Company's operational and capital requirements through the remainder of 2003 and into 2004. Dependent upon 2003 results, the Company may not have sufficient cash to continue to operate for the remainder of 2004.

  Use of Estimates and Critical Accounting Policies

     The preparation of the Company's financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, the Company's management evaluates its estimates, including its allowance for bad debts, allowances for excess or obsolete inventories, the net realizable value of its assets held for sale, its liability reserve for warranty obligations, its liability related to restructuring activities, long-term contracts and its deferred taxes valuation allowance. Actual results could differ from those estimates.

     The Company's critical accounting policies and methods include revenue recognition, inventory valuation, assets held for sale, and recognition of income taxes, primarily due to their estimation processes. Each of these policies is discussed further below.

  Cash and Cash Equivalents

     The Company considers highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

  Marketable Securities

     The Company has invested the proceeds from its initial public offering in accordance with its corporate cash management policy. Marketable securities are classified as available-for-sale and are carried at cost plus accrued interest, which approximates fair value. The Company's investments consist of municipal and government bonds. At December 31, 2002, all of the Company's securities will mature within 12 months.

     The carrying value of the Company's investments by major security type, consisted of the following (in thousands):

          Description                                  2002       2001
          -----------                               ---------  ---------
          U.S. Government Securities..............  $   3,792  $   5,588
                                                    =========  =========

  Revenue Recognition

     Sales under short-term contracts and for stock items are recognized when deliveries are made and title passes to the customer and collection is reasonably assured. Sales under cost-reimbursement contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs.

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

  Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and trade accounts receivable. The Company places its cash investments with high-quality financial institutions. The Company extends credit to its customers based on an evaluation of the customer's financial condition and history and generally does not require collateral. The Company has historically incurred minimal credit losses. At December 31, 2001, 100% of accounts receivable was due from one customer.

     Investments are placed in instruments with institutions that have "Investment Grade" ratings or better. The Company has established policies for investment of its cash that attempt to maintain safety and liquidity. The Company has not realized any significant losses on cash equivalents or marketable securities.

Comprehensive Loss

     Comprehensive loss is defined as changes in equity other than from transactions resulting from investments by owners and distributions to owners. The Company's comprehensive loss for the year ended December 31, 2002 and 2001 consisted of its reported net loss attributable to common shareholders, and unrealized gains on marketable securities and totaled ($12,462) and ($27,058), respectively. For the year ended December 31, 2000 comprehensive loss equaled net loss.

  Research and Development

     The Company incurs costs in the research and development of commercially viable applications of its millimeter-wave and microwave technology.

     The Company also incurs research and development costs under customer-funded contracts. There were no customer-funded contracts in 2002. Costs of approximately $626,000, and $1,788,000 are recorded net of the associated customer funding of approximately $266,000, and $612,000 for the years ended December 31, 2001, and 2000, respectively. Significant terms of customer-funded research and development arrangements from our point-to-multipoint outdoor unit business included granting the customer a non-exclusive, royalty-free right and license to use and distribute the product and its related sales and technical literature developed by the Company under the agreement. The Company is not obligated to repay any of the funds received under these contracts.

  Inventory Valuation

     Inventories are stated at the lower of cost (standard cost, which approximates actual) or market. Provisions are made to reduce excess or obsolete inventory to its estimated net realizable value. The process for evaluating the value of excess and obsolete inventory often requires us to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may necessitate future adjustments to these provisions.

     The Company recorded charges of approximately $308,000 in 2002 and $7,072,000 in 2001 to adjust inventory to its expected net realizable value. As of December 31, 2002 and 2001, the Company had recorded inventory reserves of $32,000 and $172,000, respectively, to reserve for excess and obsolete inventory.

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets as follows:

                     Asset                                         Life
                  -----------                                 -------------
          Machinery and equipment.........................    3 to 7 years
          Furniture and fixtures..........................    7 to 10 years
          Leasehold improvements..........................    3 to 10 years
          Equipment under capital leases..................    3 to 7 years

     Leasehold improvements and equipment under capital leases are amortized over the lesser of the life of the lease or the useful lives of the improvements or equipment.

     When assets are sold or retired, the related cost and accumulated depreciation are removed from their respective accounts and any resulting gain or loss is included in income.

  Assets Held for Sale

     The Company has identified certain equipment as being surplus to the ongoing operations of the business which resulted from our decision to exit certain product lines and restructure certain of our operations. The Company continues to assess the net realizable value of these assets and in the future, additional surplus assets may be identified and adjustments to their net realizable value made.

  Intangible Assets

     Intangible assets are recorded at cost and are amortized using the straight-line method over their expected useful life, which is five years.

     Due to the Company's restructuring activities in July 2001, the unamortized balance of intangible assets was determined to have no remaining estimated net realizable value.

  Impairment of Long-Lived Assets

     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. To the extent that such carrying value may not be recoverable, a writedown is recorded.

     Effective January 1, 2002, the Company adopted FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supersedes the guidance under SFAS 121 with respect to accounting for impairment of long-lived assets as well as changing the presentation and accounting for certain operations that may be discontinued by an entity. Implementation of the standard did not have a significant effect on the Company's financial statements.

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

     In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. An adjustment to the deferred tax asset will increase income in the period the adjustment is made in the event that we are able to realize deferred tax assets in the future in excess of the net recorded amount.

  Stock-Based Compensation

     As more fully described in Note 16, the Company has stock option plans that provide for the granting of options to officers, employees, directors, and consultants. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. The exercise price of stock options, set at the time of grant, is not less than the fair market value per share at the date of grant. Options have a term of ten years and generally vest after four years. Had compensation cost for the Company's stock option plans been determined under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net loss and net loss per share would have been as follows:

                                                                  Year ended December 31,
                                                          ----------------------------------------
                                                             2002           2001           2000
                                                          ----------     ----------     ----------
                                                            (in thousands, except per share data)
     Net loss:
        As reported ..................................    $  (12,464)    $  (27,062)    $  (39,113)
        Add: Stock-based employee compensation
           expense included in net loss ..............            --             --             --
        Less: Total stock-based employee
           compensation expense determined
           under the minimum value pricing model .....        (1,780)        (1,746)        (2,704)
                                                          ----------     ----------     ----------
        Pro forma ....................................    $  (14,244)    $  (28,808)    $  (41,817)
                                                          ==========     ==========     ==========
     Net loss per share
        As reported ..................................    $    (0.75)    $    (1.62)    $    (2.64)
                                                          ==========     ==========     ==========
        Pro forma ....................................    $    (0.85)    $    (1.72)    $    (2.82)
                                                          ==========     ==========     ==========

     The above pro forma effects may not be representative of the effects for future years, as option grants typically vest over several years and additional options are generally granted each year.

     The fair value of each option grant has been estimated on the date of grant using the minimum value pricing model with the following weighted average assumptions:

                                                 2002        2001         2000
                                             -----------   ---------   ---------
     Risk-free interest rate................    4.17%        4.97%       5.54%
     Expected life..........................  4.8 years     6 years     6 years
     Volatility.............................     100%        100%         100%
     Dividend yield.........................      --           --          --

     The weighted average fair value of those options granted in 2002, 2001 and 2000 was $0.61, $0.26 and $3.92, respectively.

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

                                                                                   Year Ended December 31,
                                                                              ----------------------------------
                                                                                2002         2001         2000
                                                                              --------     --------     --------
     Historical:
          Loss from continuing operations ................................    $(12,464)    $(27,062)    $(37,634)
                                                                              ========     ========     ========
          Weighted average shares of common stock outstanding ............      16,698       16,708       14,816
                                                                              ========     ========     ========
          Basic and diluted loss per share from continuing operations ....    $  (0.75)    $  (1.62)    $  (2.54)
                                                                              ========     ========     ========
          Loss from discontinued operations ..............................    $     --     $     --     $ (1,479)
                                                                              ========     ========     ========
          Weighted average shares of common stock outstanding ............      16,698       16,708       14,816
                                                                              ========     ========     ========
          Basic and diluted loss per share from discontinued operations ..    $     --     $     --     $  (0.10)
                                                                              ========     ========     ========
          Net loss .......................................................    $(12,464)    $(27,062)    $(39,113)
                                                                              ========     ========     ========
          Weighted average shares of common stock outstanding ............      16,698       16,708       14,816
                                                                              ========     ========     ========
          Basic and diluted net loss per share ...........................    $  (0.75)    $  (1.62)    $  (2.64)
                                                                              ========     ========     ========

  Derivative Instruments

     Effective January 1, 2001 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended. The statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives at fair value in the financial statements. Implementation of the standard did not have a significant effect on the Company's financial statements.

  Recent Accounting Pronouncements

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 changes the recognition criteria and accounting for costs associated with exit and disposal activities, including restructuring activities and nullifies the previous guidance. The standard requires that the initial liability for costs associated with exit and disposal activities be measured at fair value however, it prohibits the recognition of a liability based solely on an entity's commitment to a plan. The standard further provides a model for the accounting for one-time termination benefits that is based on whether the benefit arrangement requires employees to render future service (as defined) beyond a minimum retention period after the communication date, and it requires that all other costs associated with an exit or disposal activity be expensed as incurred, even if those costs are incremental to other operating costs and will be incurred as a direct result of the plan. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The impact of adopting SFAS 146 may affect the timing and recognition of any future restructuring activities of the Company.

     Effective December 31, 2002, the Company adopted the disclosure provisions of FASB Statement No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of SFAS 123." The statement requires additional disclosures for all Companies that award stock-based compensation, including disclosure of the method used to account for stock-based compensation and the compensation expense reported in net income compared to compensation expense that would have been reported if the Company had adopted SFAS 123 for all awards granted, modified or settled since December 15, 1994. Implementation of the standard resulted in additional disclosures in Note 1 of the Company's financial statements.

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

     As a result of the sale, the Company received proceeds of $2.0 million and a subordinated note for $1.2 million with interest on the principal at 12%. The principal was payable in five equal semi-annual payments of $50,000 beginning on July 1, 2002 through July 1, 2004. On December 31, 2004, the entire remaining principal balance of $960,000 plus accrued interest was due. Interest was payable semi-annually on the first days of January and July of each year during the term of the note, beginning July 1, 2000. The Company had fully reserved this subordinated note, included in other assets, at December 31, 2000. In February 2002, the Company negotiated repayment of this note and agreed to reduce the outstanding principal amount from $1.2 million to $1.0 million. The Company reduced its valuation allowance as of December 31, 2001 to reflect the amount of the note to be repaid, and the $1.0 million amount was paid in February 2002.

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

     Sales for the MMWP segment were $770,000 for the year ended
December 31, 2000. The provision for income taxes was $0 for the year ended December 31, 2000.

3. Restructuring Charges

     In July 2001, the Company's Board of Directors approved the Company's plan to exit its point-to-multipoint product line. In connection with this decision the Company recorded an $11.6 million restructuring charge for the year ended December 31, 2001 and $532,000 for the year ended December 31, 2002.

     Restructuring charges consist of the following (in thousands):

                                                                                  Year ended December 31,
                                                                                 -------------------------
                                                                                    2002           2001
                                                                                 ----------     ----------
     Workforce reduction ....................................................    $       --     $    1,248
     Excess facility costs ..................................................          (139)           700
     Contract settlement costs ..............................................            --          1,128
     Write-down of leasehold improvements, equipment and intangible assets ..           461          3,611
                                                                                 ----------     ----------
                                                                                        322          6,687
     Other restructuring costs:
     Inventory writedown ....................................................           210          7,072
     Reduction in inventory commitments .....................................            --         (1,558)
     Reduction in warranty reserve ..........................................            --           (388)
     Customer funded inventory ..............................................            --           (164)
                                                                                 ----------     ----------
     Inventory restructuring cost ...........................................           210          4,962
                                                                                 ----------     ----------

                                                                                 $      532     $   11,649
                                                                                 ==========     ==========

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

     In connection with the restructuring activities, the Company also determined that certain components in inventory had been adversely impacted by the restructuring activities. Accordingly the Company recorded an inventory related restructuring charge of $210,000 in 2002 and approximately $5 million in 2001 for certain excess and obsolete raw material, work-in-process and finished goods. In accordance with Emerging Issues Task Force 96-9, "Classification of Inventory Markdowns and Other Costs Associated with a Restructuring," all inventory adjustments are recorded in inventory restructuring cost as a component of cost of sales for the years ended December 31, 2002 and 2001.

     Of the $11,649,000 in restructuring costs in 2001, $9,400,000 relates to non-cash writedowns to net realizable value of the Company's inventories, fixed assets and other assets, and $2,249,000 relates to cash paid or to be paid for workforce reductions, excess facility costs and contract costs.

     In 2002, the Company also recorded an additional non-cash restructuring charge of $461,000 due to a decrease in the estimated net realizable value of assets held for sale and reduced its estimate of accrued restructuring costs by $139,000, due to the termination of a lease on a research and development facility for less than the remaining obligation.

     Approximately $1.7 million was paid for restructuring costs in 2001 and 2002. Remaining accrued restructuring costs at December 31, 2002 consist of approximately $352,000 for facility consolidations and $100,000 for contract terminations.

4. Restricted Cash

     At December 31, 2002, the Company has $100,000 of restricted cash classified as a current asset. These funds are restricted by the terms of a standby letter of credit which satisfies certain financial obligations of the Company.

5. Inventories

     Inventories consist of the following (in thousands):

                                                               December 31,
                                                           --------------------
                                                             2002        2001
                                                           --------    --------
     Parts and subassemblies ..........................    $     34    $    126
     Work in process ..................................          --           3
                                                           --------    --------
                                                           $     34    $    129
                                                           ========    ========

6. Assets Held for Sale

     In July 2001, certain assets were determined to be impaired as a result of the Company's decision to exit the point-to-multipoint outdoor unit product line. These assets were written down by approximately $2.9 million to their estimated net realizable value and are included on the balance sheet as assets held for sale. In 2002, the value of these assets was further reduced by $461,000 as the Company updated its assessment of their estimated net realizable value.

     The Company has continued to assess the utilization and importance of certain assets in the ongoing operations of the business and the allocation of values between assets held for sale and property, plant and equipment for certain test equipment components. As a result of this continuing assessment, additional property, plant and equipment with a net book value of $445,000 was identified as assets held for sale in 2002.

     Substantially all of the assets held for sale were sold at auction in October 2002, generating net proceeds of approximately $1.6 million. The gain on sale of these assets of $200,000 was recorded in 2002. (See Notes 10 and 11.)

7. Property, Plant and Equipment

     Property, plant and equipment consist of the following (in thousands):

                                                               December 31,
                                                           --------------------
                                                             2002        2001
                                                           --------    --------
     Machinery and equipment ..........................    $ 10,303    $ 10,070
     Furniture and fixtures ...........................         723         813
     Leasehold improvements ...........................       1,199       1,958
     Equipment under capital leases ...................       3,029       4,586
                                                           --------    --------
                                                             15,254      17,427
     Less accumulated depreciation ....................     (12,842)    (12,759)
                                                           --------    --------
                                                           $  2,412    $  4,668
                                                           ========    ========

     The net book value of all equipment under capital leases was approximately $531,000, $1,395,000, and $3,728,000 at December 31, 2002, 2001, and 2000,
respectively.

     Depreciation expense for the years ended December 31, 2002, 2001, and 2000 was approximately $2,038,000, $3,358,000, and $3,515,000, respectively.

8. Accrued Expenses

     Accrued expenses consist of the following (in thousands):

                                                               December 31,
                                                           --------------------
                                                             2002        2001
                                                           --------    --------
     Accrued payroll and related expenses .............    $    873    $    556
     Accrued warranty expense .........................          10          25
     Other accrued expenses ...........................         147         222
                                                           --------    --------
                                                           $  1,030    $    803
                                                           ========    ========

9. Lines of Credit

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

     In connection with the revolving line of credit agreement, the bank received a warrant to purchase 44,445 shares of the Company's Class E preferred stock at $2.25 per share (see Note 15). The warrants were recorded at their fair value of $71,699 resulting in debt issuance costs of $71,699. These costs were amortized over the term of the line of credit. The warrant was exercised on August 11, 2000.

10. Long-Term Debt

     Long-term debt consists of the following (in thousands):

                                                                                     December 31,
                                                                                 ---------------------
                                                                                   2002         2001
                                                                                 --------     --------
     Uncollateralized subordinated note, due June 2003, monthly principal
        payments of $8,333 with interest at 10% (see Note 15) ...............    $     50     $    150
     Collateralized equipment notes, due April 2003 and November 2003, monthly principal and interest payments of $48,612, with
        interest at 12% .....................................................         576        1,059
                                                                                 --------     --------
                                                                                      626        1,209
     Less unamortized debt discount .........................................          (8)         (29)
     Less current portion ...................................................        (618)        (562)
                                                                                 --------     --------
                                                                                 $     --     $    618
                                                                                 ========     ========

     All long-term debt matures in 2003.

     In May 1999, the Company entered into a senior loan and security agreement, which provides for the issuance of up to $2,000,000 in promissory notes. As of December 31, 2002 and 2001, $576,000 and $1,059,000, respectively, in promissory notes were outstanding against this agreement. The notes are collateralized by machinery, equipment, intangible and other assets of the Company. The notes require an additional interest compensation payment at the end of the term of the notes. The payment, at the option of the Company, is either 12.5% of the original principal of the note, or six months of payments in the amount of 2.43% of the original principal of the note. In conjunction with these notes, the Company issued 44,445 Class E preferred stock warrants (see Note 15). The warrants were recorded at their fair value of $68,787 resulting in a discount to the notes of $68,787. This discount will be amortized over the term of the notes of four years and amounted to $17,196 during 2002, 2001 and 2000 respectively. The warrants were exercised on July 31, 2000.

     The Company's sale of certain assets (see Note 6) is an event of default under the agreement. The amount outstanding at December 31, 2002 of $576,000 is due and payable upon demand by the lender and the Company was in the process of negotiating a settlement with the lender (see Note 24).

     In June 1999, the Company paid the balance of its uncollateralized subordinated note due June 1999 and issued a new uncollateralized subordinated note due June 2003 to the same lender totaling $400,000. In conjunction with the new note due June 2003, the Company issued 20,000 common stock warrants that expire July 2007 (see Note 15). The warrants were recorded at their fair value of $14,977 resulting in a discount to the note of $14,977. This discount will be amortized over the term of the note of four years and amounted to $3,744, $3,744 and $2,028 during 2002, 2001 and 2000, respectively.

11. Leases

     The Company leases its operating facility and certain equipment under operating and capital leases which extend through 2006. Certain leases include renewal options.

     Future minimum annual lease payments under these lease agreements at December 31, 2002 are as follows (in thousands):

                                                       Operating       Capital
     Year ending                                         Leases        Leases
     -----------                                       ----------    ----------
     2003 .........................................    $      392    $      880
     2004 .........................................           320           120
     2005 .........................................           291             2
     2006 .........................................           100            --
                                                        ----------    ----------

     Future minimum lease payments ................    $    1,103    $    1,002
                                                       ==========

     Less amount representing interest ............                         (47)
                                                                     ----------
     Present value of net minimum lease payments ..                         955
     Less current portion .........................                        (839)
                                                                     ----------

     Long-term portion ............................                  $      116
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

     The Company's sale of leased assets (see Note 6) was an event of default under the terms of certain capital lease agreements. The amount outstanding at December 31, 2002 of $720,000 was due and payable upon demand by the lessor, and the Company was in the process of negotiating a settlement with the lessor (see
Note 24).

     Total rental expense charged to operations under operating leases was approximately $690,000, $614,000, and $581,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

12. Incentive Compensation Plan

     The Company maintains an incentive compensation plan, the details of which are established on an annual basis at the Board of Directors' discretion. No compensation expense was recognized under this plan for the years ended December 31, 2002 and 2001. The Company recorded compensation expense of approximately $518,000 for the year ended December 31, 2000.

13. Income Taxes

     The provision for income taxes consists of the following (in thousands):

                                                                         Year ended December 31,
                                                                 ---------------------------------------
                                                                    2002           2001           2000
                                                                 ---------      ---------      ---------
     Continuing operations:
     Current tax expense (benefit):
            Federal .........................................    $ (15,702)     $  (6,826)     $  (8,212)
            State ...........................................       (4,007)        (1,742)        (2,095)
                                                                 ---------      ---------      ---------
                                                                   (19,709)        (8,568)       (10,307)
                                                                 ---------      ---------      ---------
     Deferred tax expense (benefit):
            Federal .........................................       15,702          6,826          8,212
            State ...........................................        4,007          1,742          2,095
                                                                 ---------      ---------      ---------
                                                                    19,709          8,568         10,307
                                                                 ---------      ---------      ---------
     Income tax benefit related to continuing operations ....           --             --             --
                                                                 ---------      ---------      ---------

     Discontinued operations:
     Current tax expense:
            Federal .........................................    $      --      $      --      $      --
            State ...........................................           --             --             --
                                                                 ---------      ---------      ---------
                                                                        --             --             --
                                                                 ---------      ---------      ---------
     Deferred tax expense:
            Federal .........................................           --             --             --
            State ...........................................           --             --             --
                                                                 ---------      ---------      ---------
                                                                        --             --             --
                                                                 ---------      ---------      ---------
     Income tax expense related to discontinued operations ..           --             --             --
                                                                 ---------      ---------      ---------

     Total income tax expense ...............................    $      --      $      --      $      --
                                                                 =========      =========      =========

     The provision for income taxes differs from the amount computed utilizing the federal statutory rate of 34% as follows:

                                                                         Year ended December 31,
                                                                 ---------------------------------------
                                                                    2002           2001           2000
                                                                 ---------      ---------      ---------
     Federal statutory rate .................................        (34.0)%        (34.0)%        (34.0)%
     State taxes, net of federal effect .....................         (6.3)          (6.3)          (6.3)
     Other ..................................................          0.0            0.0            0.0
     Change in valuation allowance ..........................         40.3           40.3           40.3
                                                                 ---------      ---------      ---------
                                                                       0.0%           0.0%           0.0%
                                                                 =========      =========      =========

     The tax effects of temporary differences that give rise to deferred tax assets (liabilities) at December 31, 2002 and 2001 are as follows (in thousands):

                                                               2002                        2001
                                                     -----------------------     -----------------------
                                                      Current     Noncurrent      Current     Noncurrent
                                                     --------     ----------     --------     ----------
     Inventory reserves ....................         $      9     $       --     $  9,162     $       --
     Reserve on assets held for sale .......               --             --        1,126             --
     Restructuring reserve .................              182             --          523             --
     Vacation liability ....................               94             --          137             --
     Warranty ..............................                4             --           10             --
     Allowance for doubtful accounts .......               --             --          101             --
     Deferred stock compensation ...........               32             --           32             --
     Loss on disposition of assets .........             (867)            --           --             --
     Other .................................              242            146          123            164
     Investment ............................               --           (173)          --           (173)
     Property, plant and equipment .........               --          1,073           --          1,605
     Tax credit carryovers .................               --          1,868           --          1,664
     Net operating loss carryforwards ......               --         43,441           --         25,618
                                                     --------     ----------     --------     ----------

     Gross deferred tax asset (liability)...             (304)        46,355       11,214         28,878
                                                     --------     ----------     --------     ----------
     Valuation allowance ...................              304        (46,355)     (11,214)       (28,878)
                                                     --------     ----------     --------     ----------
     Net deferred tax asset (liability) ....         $     --     $       --     $     --     $       --
                                                     ========     ==========     ========     ==========

     At December 31, 2002, the Company has approximately $109,278,000 ($67,103,000 in 2001) of net operating loss carryforwards and $846,000 ($741,000 in 2001) of investment and research and development tax credit carryforwards available for federal income tax purposes. There are approximately $103,335,000 of net operating losses ($61,160,000 in 2001) and approximately $985,000 in investment and research and development tax credit carryforwards available in 2002 ($849,000 in 2001) for state tax purposes.

     Net operating loss carryforwards expired in 2001 and will continue to expire through 2021. It is possible that the net operating loss carryforward amounts that may be used in a single year may be limited.

14. Redeemable Preferred Stock

     On February 7, 2000 the Company completed an initial public offering of 4,600,000 shares of its common stock at $17.00 per share. The offering resulted in net proceeds to the Company of $71.1 million after deducting underwriter's commission and offering expenses. Simultaneously with the closing of the initial public offering, all of the Company's then outstanding convertible preferred stock was automatically converted into an aggregate of 10,488,405 shares of common stock.

     As of December 31, 1999, the Company had issued and outstanding Class A, B, D and E preferred stock (see Note 1). Each of the classes had redemption rights, a liquidation preference, conversion rights, and dividend rights as of December 31, 1999:

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

15. Stock Warrants

     The Company has issued stock warrants for its preferred and common stock as follows:

                                               Class A                    Class E
                                           Preferred Stock            Preferred Stock              Common Stock
                                       ------------------------   ------------------------   ------------------------
                                                      Exercise                   Exercise                   Exercise
                                       Number of      Price Per   Number of      Price Per   Number of      Price Per
                                         Shares         Share       Shares         Share       Shares         Share
                                       ----------    ----------   ----------    ----------   ----------    ----------
Exercisable at December 31, 1999 ...       28,000    $     3.25       88,890    $     2.25    1,162,925    $     1.00
Reverse stock split ................      (14,000)         6.50      (44,445)         4.50           --            --
Exercised ..........................           --            --      (44,445)         4.50     (264,404)         1.00
Converted ..........................      (14,000)         6.50           --            --       14,000          6.50
                                       ----------    ----------   ----------    ----------   ----------    ----------

Exercisable at December 31, 2000 ...           --            --           --            --      912,521          1.08
Granted ............................           --            --           --            --           --            --
Exercised ..........................           --            --           --            --           --            --
                                       ----------    ----------   ----------    ----------   ----------    ----------

Exercisable at December 31, 2001 ...           --            --           --            --      912,521          1.08
Granted ............................           --            --           --            --           --            --
Exercised ..........................           --            --           --            --           --            --
                                       ----------    ----------   ----------    ----------   ----------    ----------

Exercisable at December 31, 2002 ...           --    $       --           --    $       --      912,521    $     1.08
                                       ==========    ==========   ==========    ==========   ==========    ==========

     In 1999, 200,000 common stock warrants with an exercise price of $1.00 per share were issued in conjunction with promissory notes for bridge financing. In addition, the Company issued 20,000 common stock warrants during 1999 in conjunction with a subordinated note (see Note 10). The outstanding common stock warrants have exercise prices of $1.00 and $6.50 and expire as follows:

                                                                Expiration
     Number of Warrants                                            Date
     ------------------                                       --------------
     14,000 ...............................................        June 2003
     630,464 ..............................................   September 2006
     268,057 ..............................................        July 2007

16. Stock Options and Common Stock Issued

     The Company has stock option plans that provide for the granting of options to employees, directors and consultants. The plans permit the granting of options to purchase a maximum of 4,882,370 shares of common stock at various prices and require that the options be exercisable at the prices and at the times as determined by the Board of Directors, not to exceed ten years from date of issuance.

     As of December 31, 2002, 1,700,304 options are available for issuance under these plans. Employee stock options granted prior to September 2000 generally have a vesting requirement of four years whereby 20% of the options granted vest at the time of issuance and the remainder vest at a rate of 20% per year on the anniversary date of the issuance. Employee stock options granted in September 2000 and thereafter generally provide for vesting in the amount of 25% of the grant upon the first anniversary of the date of grant and quarterly vesting in the amount of 6.25% of the grant on the first day of each January, April, July and October following the first anniversary of the date of grant until the option has fully vested. Certain employee stock options granted in July 2001 provide for vesting in the amount of 25% upon grant and quarterly vesting in the amount of 6.25% of the grant on the first day of January, April, July, and October following the date of grant until the options have fully vested.


     The aggregate stock option activity for these plans is as follows:

                                                                                Weighted
                                                                Number of    average exercise
                                                                  Shares          price
                                                                ---------    ----------------
     Balance, December 31, 1999 (834,498 exercisable) ......    1,746,763    $           2.83
     Granted ...............................................    1,556,346                7.92
     Exercised .............................................     (372,101)               1.43
     Canceled or expired ...................................     (157,651)               8.55
                                                                ---------    ----------------

     Balance, December 31, 2000 (845,652 exercisable) ......    2,773,357                5.55
     Granted ...............................................    2,018,500                 .54
     Exercised .............................................       (8,525)               1.00
     Canceled or expired ...................................     (906,141)               4.46
                                                                ---------    ----------------

     Balance, December 31, 2001 (1,794,826 exercisable) ....    3,877,191                3.20
     Granted ...............................................      109,500                0.84
     Exercised .............................................      (43,524)               0.77
     Canceled or expired ...................................     (761,101)               3.47
                                                                ---------    ----------------

     Balance, December 31, 2002 (2,137,114 exercisable) ....    3,182,066    $           3.09
                                                                =========    ================

     The following table summarizes information about stock options outstanding at December 31, 2002:

                                              Options Outstanding                       Options Exercisable
                              -------------------------------------------------   -------------------------------
                                 Number     Weighted Average
                              Outstanding       Remaining                             Number          Weighted
                                   At       Contractual Life   Weighted Average   Exercisable at      Average
            Exercise Price      12/31/02         (years)        Exercise Price       12/31/02      Exercise Price
          -----------------   -----------   ----------------   ----------------   --------------   --------------
          $  0.33 - $  0.81    1,593,494           8.5              $  0.53           881,035          $  0.53
          $  1.00 - $  2.50    1,116,348           6.6              $  1.40           915,584          $  1.36
          $  4.47 - $  6.83      200,375           7.2              $  5.92           133,671          $  5.69
          $  8.00 - $ 12.60      145,596           7.0              $ 11.01           118,424          $ 11.05
          $ 28.50 - $ 31.28       47,672           7.5              $ 30.60            39,694          $ 30.77
          $ 40.25                 78,581           7.3              $ 40.25            48,706          $ 40.25

     The weighted average contractual life of options outstanding at December 31, 2002 is 7.6 years.

     During the year ended December 31, 1999, the Company issued 112,500 shares of restricted common stock at $2.50 per share to an officer in exchange for a note receivable. The note bears interest at 6.25% and matures in September 2009. In the event the individual is no longer employed by the Company, the Company retains the right to repurchase the shares. This repurchase right expires at a rate of 20% upon issuance and 20% per year each anniversary date of the issuance. The Company recognized $225,000 in deferred stock compensation for the difference between the fair value of the stock and the purchase price at the time of this transaction. For the year ended December 31, 2000 the Company recognized approximately $45,000 in compensation expense. In September 2001, the Company reacquired the 112,500 shares, forgave the remaining principal outstanding under the note, and made a one-time payment of $47,000 to the former officer.

     The Company recognized $257,000 in non-cash compensation expense during the year ended December 31, 2000 as a result of accelerated vesting of stock options on the retirement of an employee. The Company granted options to non-employees during the year ended December 31, 2002 and accordingly recognized $15,000 in non-cash compensation expense.

17. Common and Preferred Stock Reserved

     As a result of the outstanding stock warrants, outstanding stock options, and options issuable under stock option plans, the Company has reserved 5,794,891 shares of common stock at December 31, 2002, and 5,972,856 shares of common stock at December 31, 2001.

18. Stockholder Rights Plan

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

     In September 2002, the Board approved Amendment No. 1 to the Plan which would have allowed certain named parties to acquire 15 percent or more of the Company's outstanding common stock without triggering the Rights. (See Note 24).

19. Segment Information

     The Company has adopted the provisions of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. FASB Statement No. 131 establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. Prior to the Company's decision to discontinue its millimeter-wave products (MMWP) business segment (see Note 2), the Company developed and manufactured products in two business segments, the MMWP and broadband connectivity segments. As a result of this decision, the Company now operates in only the broadband connectivity segment. Products of the broadband connectivity segment used to include point-to-multipoint outdoor units (hubs and customer premises equipment) and now include our FiberLeap(TM) products (access units and interface panels).

     The broadband connectivity segment's sales by country are (in thousands):

                                                 Year ended December 31,
                                             ------------------------------
                                               2002       2001       2000
                                             --------   --------   --------
     United States .......................   $     53   $     20   $  1,020
     Canada ..............................         --      1,909     22,999
     Other countries .....................         --         --        734
                                             --------   --------   --------
                                             $     53   $  1,929   $ 24,753
                                             ========   ========   ========

     The Company's research and production facilities and accompanying long-lived assets are located in the United States.

     Sales to one customer comprised 76%, 14%, and 10% in 2002 and 99% and 93% of total broadband connectivity segment revenues in 2001 and 2000, respectively. No other single customer's sales exceeded 10% of total broadband connectivity segment revenues.

20. Employee Savings and Profit-Sharing Plan

     The Company sponsors an employee savings and profit-sharing plan for all employees. Full-time employees become eligible for participation the first day of the month following their employment date. The Company provided a 75% matching of employee contributions in 2002 and 2001 (60% in 2000) up to a maximum of $2,500 in 2002 and 2001 ($2,000 in 2000). An additional contribution is determined at the discretion of the Board of Directors.

     The Company's contributions to this plan for matching of employee contributions amounted to approximately $136,000, $244,000 and $235,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

21. Related-Party Transactions

     The Company had sales to a stockholder of approximately $0, $0, and $186,000 during 2002, 2001, and 2000, respectively. These transactions comprise subcontracts associated with the stockholder's contracts with the U.S. Government, and are contracted under federal contracting guidelines. The sales and related accounts receivable from this customer are included in discontinued operations.

     The Company received $100,000 in royalty payments in 2002 from Millivision, L.L.C., a joint venture between a LLC established and partly owned by a former stockholder/employee and one other entity. The royalty payments related to licenses for certain patents that are owned by the Company.

22. Contingencies

     The Company is subject to potential liability under contractual and other matters and various claims and legal actions which are pending or may be asserted. These matters arise in the ordinary course and conduct of the business of the Company. One of the pending legal actions is a consolidated complaint alleging violations of federal securities laws concerning the underwriters' alleged activities in connection with the Company's initial public offering in February 2000. While the outcome of all of the pending and potential claims and legal actions against the Company cannot be forecast with certainty, management believes that such matters should not result in any liability which would have a material adverse effect on the Company's financial position, results of operations, or cash flows.

23. Selected Quarterly Financial Data (unaudited)

     The following tables present unaudited quarterly financial information for the quarters ended December 31, 2002 and 2001 (in thousands, except per share data).

                                                                           Quarter Ended
                                                            --------------------------------------------
                                                            March 31,   June 30,    Sept. 30    Dec. 31,
                                                              2002        2002        2002        2002
                                                            --------    --------    --------    --------
     Sales ..............................................   $      5    $      8    $     40    $     --
     Cost of sales ......................................        798         868         712          --
     Inventory restructuring cost .......................         --          --         210          --
     Gross margin (loss) ................................       (793)       (860)       (882)         --
     Net loss ...........................................     (1,943)     (4,037)     (3,857)     (2,627)
     Basic and diluted net loss per share ...............      (0.12)      (0.24)      (0.23)      (0.16)

                                                                           Quarter Ended
                                                            --------------------------------------------
                                                            March 31,   June 30,    Sept. 30    Dec. 31,
                                                              2001        2001        2001        2001
                                                            --------    --------    --------    --------
     Sales ..............................................   $    522    $    968    $    431    $      8
     Cost of sales ......................................      2,086       2,137       1,472         745
     Inventory restructuring cost .......................         --          --       4,962          --
     Gross margin (loss) ................................     (1,564)     (1,169)     (6,003)       (737)
     Net loss ...........................................     (5,103)     (4,442)    (14,983)     (2,534)
     Basic and diluted net loss per share ...............      (0.30)      (0.27)      (0.90)      (0.15)

24. Subsequent Events

     On March 17, 2003, the Company entered into a definitive strategic combination agreement with Young Design, Inc. ("YDI"), a privately held Virginia Company. Under the proposed transaction, Telaxis would be the continuing corporation and YDI would become a wholly-owned subsidiary of Telaxis. YDI stockholders would receive 2.5 shares of Telaxis common stock for each share of YDI common stock. The transaction is expected to close on April 1, 2003.

     The Company sold certain assets in October 2002 (see Note 6) that were collateral to various capital lease and equipment note agreements. While the sale of the assets was an event of default under the financing agreements, the Company was in the process of negotiating resolutions. The Company reached resolution by making final payments in full settlement of both obligations in March 2003. The total remaining principal and interest due under these agreements, less applied deposits, was $1.3 million at December 31, 2002. The total amounts paid to the lenders subsequent to December 31, 2002 were approximately $1.2 million and included a discount from the total obligations outstanding.

     In March 2003, the Board of Directors of the Company approved Amendment No. 2 to the Company's Stockholder Rights Plan which would allow certain named parties to acquire 15 percent or more of the Company's outstanding common stock without triggering the Rights. This amendment also rescinded Amendment No. 1 (see Note 18).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Company.

     Our directors, executive officers and key employees are set forth in the following table. It is expected that there would be a significant change in our officers and directors following completion of the pending transaction with YDI, which is expected to be completed on April 1, 2003.

Name                       Age   Position
----                       ---   --------
Albert E. Paladino, Sc.D..  70   Chairman of the Board of Directors
Carol B. Armitage.........  45   Director
Allan M. Doyle, Jr........  73   Director
Ralph A. Goldwasser.......  55   Director
David A. Norbury..........  52   Director
John L. Youngblood, Ph.D..  62   President, Chief Executive Officer and Director
Dennis C. Stempel.........  40   Senior Vice President Finance and Operations,
                                 Chief Financial Officer and Treasurer
David L. Renauld..........  37   Vice President, Legal and Corporate Affairs,
                                 Secretary and Clerk
Kenneth R. Wood(1)........  48   Vice President, Engineering

----------
(1) Key employee

     Dr. Albert E. Paladino has been our Chairman of the Board since January 1992 and a director since March 1984. Since December 1998, he has been a private investor. He was a General Partner of Advanced Technology Ventures, a venture capital firm, from 1981 through 1998. He is a member of the board of directors of TranSwitch Corporation, a publicly-traded developer of semiconductor solutions for the communications markets, and is chairman of the board of directors of RF Micro Devices, a publicly-traded manufacturer of radio frequency integrated circuit components. His prior experience includes senior management positions with Raytheon Company, GTE Laboratories, the Congressional Office of Technology Assessment and the National Institute of Standards and Technology. Dr. Paladino holds a B.S. and an M.S. in engineering from Alfred University and an Sc.D. in materials science from the Massachusetts Institute of Technology

     Carol B. Armitage has been a director since October 2000. Since January 1998, she has been a consultant to companies involved in broadband communications. From September 1995 to December 1997, she served in several senior management roles at General Instrument, where her last position was as Senior Vice President, Technology and Strategy. From 1979 to September 1995, she held various engineering and management positions at Bell Laboratories, including Director in the wideband access division. Ms. Armitage holds a B.S. in electrical engineering from the University of Delaware and an M.S. in electrical engineering from Princeton University.

     Allan M. Doyle, Jr. has been a director since March 1984. From 1964 to May 1996, Mr. Doyle served as a member of the board of directors of Kollmorgen Corporation, which at the time was a publicly-traded manufacturer of high-performance electro-optical and electronic motion control products. Before his retirement in 1990, he served as Vice Chairman of the board of directors of Kollmorgen, and before that he served as Chief Financial Officer. From 1990 to 1993, Mr. Doyle was an Associate Professor of Management at Union College. Mr. Doyle holds a B.A. in industrial administration from Union College and an M.B.A. from the Columbia University School of Business.

     Ralph A. Goldwasser has been a director since December 2001. Since March 2001, he has been a consultant to several technology companies. From January 2000 to December 2001, Mr. Goldwasser was Executive Vice President and Chief Financial Officer of Adero Inc., a development stage company that provided global turnkey content distribution network services enabling rapid deployment of Web content worldwide. From June 1998 to January 2000, he was Senior Vice President and Chief Financial Officer of Avici Systems Inc., a publicly-traded developer of next-generation Internet backbone routing platforms. From 1983 to October 1997, he held various financial and management positions at BBN Inc., where his last position was Senior Vice President and Chief Financial Officer. BBN was a publicly-traded internetworking company that provided comprehensive Internet services and related technologies and was acquired by GTE Corporation in 1997. Mr. Goldwasser holds a B.E. in electrical engineering from City College of New York and an M.B.A from New York University. He is also a Certified Public Accountant.

     David A. Norbury has been a director since September 1999. From September 1992 to January 2003, Mr. Norbury was President and Chief Executive Officer of RF Micro Devices. Since September 1992, he has been, and still is, a director of RF Micro Devices. Mr. Norbury holds a B.S. in electrical engineering from the University of Michigan, an M.S. in electrical engineering from Stanford University, and an M.B.A. from Santa Clara University.

     Dr. John L. Youngblood has been our Chief Executive Officer and a director since June 1992, and our President since March 1993. From August 1991 to June 1992, he was a management consultant. From May 1991 to August 1991, Dr. Youngblood served as Executive Vice President of IMO Industries, a manufacturer of analytical and optical instruments, electronic and mechanical controls, and power transmission products. From January 1985 to May 1991, he held various positions, including Chairman, Chief Executive Officer and President, at Kollmorgen Corporation, which at the time was a publicly-traded manufacturer of high-performance electro-optical and electronic motion control products. He holds a B.S. in electrical engineering from the University of Texas at Arlington, and both an M.S. and a Ph.D. in electrical engineering from Oklahoma State University.

     Dennis C. Stempel has been our Senior Vice President Finance and Operations, Chief Financial Officer, and Treasurer since May 2002. From April 1999 to May 2002, Mr. Stempel served as our Vice President, Chief Financial Officer, and Treasurer. From November 1998 to April 1999, Mr. Stempel served as our Director of Finance. From April 1996 to November 1998, he served as a controller at Pratt & Whitney, a division of United Technologies Corporation and a manufacturer of aircraft engines and space propulsion systems. From March 1993 to April 1996, he served as the Director of Finance for Anocoil Corporation, a manufacturer of lithographic printing plates. He worked for Coopers & Lybrand from 1989 to 1993, including serving as a certified public accountant from 1992 to 1993. Mr. Stempel holds a B.S. in accounting from the University of Massachusetts.

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

     Our board of directors is divided into three classes, with one class of directors elected each year at the annual meeting of stockholders for a three-year term of office. Mssrs. Doyle and Goldwasser serve in the class whose terms expire in 2003. Ms. Armitage serves in the class whose terms expire in 2004. The other director position in this 2004 class is currently vacant. Mssrs. Paladino, Norbury, and Youngblood serve in the class whose terms expire in 2005. Our executive officers are elected annually by the directors and serve at the discretion of the directors. There are no family relationships among our directors and executive officers.

Committees of the Board of Directors

     Our board of directors has assigned certain responsibilities to the Audit Committee, the Compensation Committee, the Finance and Executive Committee, and the Nominating Committee.

     The members of our Audit Committee during 2002 were Mr. Doyle (Chair), Dr. Paladino, and Mr. Goldwasser. The Audit Committee reviews and evaluates our audit and control functions, reviews the results and scope of the audit and other services provided by our independent auditors, makes recommendations to the board of directors regarding the selection of independent auditors, and performs such other duties as may from time to time be determined by the board of directors.

     The members of our Compensation Committee during 2002 were Dr. Paladino (Chair), Mr. Doyle, Ms. Armitage, and Dr. Youngblood. The Compensation Committee reviews the compensation and benefits of our executive officers, recommends and approves stock option grants under our stock option plans, makes recommendations to the board of directors regarding compensation matters, and performs such other duties as may from time to time be determined by the board of directors.

     The members of our Finance and Executive Committee during 2002 were Dr. Paladino (Chair), Mr. Doyle, and Dr. Youngblood. The Finance and Executive Committee maintains continuity between the board of directors and our executive officers, acts on behalf of the board of directors between meetings but refers any major decisions to the full board of directors, and performs such other duties as may from time to time be determined by the board of directors.

     The members of our Nominating Committee during 2002 were Ms. Armitage (Chair), Dr. Paladino, and Dr. Raphael H. Amit (until his resignation from the board of directors in October 2002). The Nominating Committee recommends candidates for membership on the board of directors based on committee-established guidelines, consults with the Chairman of the Board on committee assignments, considers candidates for the board of directors proposed by stockholders, and performs such other duties as may from time to time be determined by the board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than ten percent of our common stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Each Reporting Person is required by SEC regulation to furnish us with copies of these Section 16(a) reports. Based on our records and other information, we believe that all of these filing requirements were met with respect to our last fiscal year (which ended on December 31, 2002).

Item 11. Executive Compensation.

     Summary Compensation. The following table summarizes the compensation earned for services rendered to us in all capacities during 2002 by our Chief Executive Officer and our other executive officers during 2002. We refer to these executives as our "named executive officers" elsewhere in this Form 10-K.

                           Summary Compensation Table
                            For 2000, 2001, and 2002

                                                                                        Long-Term
                                                                                      Compensation
                                                                                 -----------------------
                                                     Annual Compensation                 Awards
                                             ---------------------------------   -----------------------
                                                                                 Restricted   Securities
                                                                  Other Annual      Stock     Underlying       All Other
Name and                                     Salary     Bonus     Compensation     Award(s)     Options      Compensation
Principal Position                   Year      ($)       ($)          ($)            ($)          (#)            ($)(a)
---------------------------------    ----    -------    ------    ------------   ----------   ----------     ------------
John L. Youngblood ..............    2002    255,216         0         0              0               0        3,730(b)
   President and Chief               2001    255,216         0         0              0         100,000        3,738(c)
   Executive Officer                 2000    239,609     5,561         0              0          53,580        2,114

Stephen L. Ward(d) ..............    2002    225,004    30,000(e)      0              0               0          380(f)
   Executive Vice President,         2001     99,521         0         0              0         300,000          126(f)
   Marketing and Sales

Dennis C. Stempel ...............    2002    157,498         0         0              0          20,000        3,759(g)
   Senior Vice President,            2001    157,498         0         0              0         100,000        2,732(h)
   Finance and Operations,           2000    151,083     2,062         0              0          25,385        2,114
   Chief Financial Officer, and
   Treasurer

David L. Renauld ................    2002    153,774         0         0              0          10,000        3,499(i)
   Vice President, Legal and         2001    153,774         0         0              0         100,000        3,571(j)
   Corporate Affairs, Secretary      2000    150,491     3,243         0              0          37,750       27,043(k)
   and Clerk

----------
(a) Unless otherwise indicated, amounts in this column consist of matching amounts of $2,000 contributed by Telaxis to a defined contribution plan for the named executive officers and premiums on term life insurance of $114 paid by Telaxis.

(b) Represents matching amounts of $2,500 contributed by Telaxis to a defined contribution plan for Mr. Youngblood, premiums on term life insurance of $445 paid by Telaxis, and reimbursement of tax return preparation expenses of $785.

(c) Represents matching amounts of $2,500 contributed by Telaxis to a defined contribution plan for Mr. Youngblood, premiums on term life insurance of $443 paid by Telaxis, and reimbursement of tax return preparation expenses of $795.

(d) Mr. Ward became our Executive Vice President, Marketing and Sales in July 2001. He held that position until January 2003.

(e) In connection with our hiring Mr. Ward in July 2001, we agreed to pay him a cash bonus of $30,000 in January 2002. In February 2002, Mr. Ward chose to receive this bonus in stock rather than cash and therefore was issued 34,091 shares of Telaxis common stock (which had a fair market value of $0.88 per share on the date of issuance for an aggregate fair market value of $30,000).

(f)  Represents premiums on term life insurance paid by Telaxis.

(g) Represents matching amounts of $2,500 contributed by Telaxis to a defined contribution plan for Mr. Stempel, premiums on term life insurance of $233 paid by Telaxis, and reimbursement of tax return preparation expenses of $1,026.

(h) Represents matching amounts of $2,500 contributed by Telaxis to a defined contribution plan for Mr. Stempel and premiums on term life insurance of $232 paid by Telaxis.

(i) Represents matching amounts of $2,500 contributed by Telaxis to a defined contribution plan for Mr. Renauld, premiums on term life insurance of $225 paid by Telaxis, and reimbursement of tax return preparation expenses of $774.

(j) Represents matching amounts of $2,500 contributed by Telaxis to a defined contribution plan for Mr. Renauld, premiums on term life insurance of $224 paid by Telaxis, and reimbursement of tax return preparation expenses of $847.

(k) Represents reimbursement of relocation expenses of $24,929, matching amounts of $2,000 contributed by Telaxis to a defined contribution plan for Mr. Renauld, and premiums on term life insurance of $114 paid by Telaxis.

     Option Grants in 2002. The following table provides information regarding all options granted to our named executive officers in 2002. Amounts reported in the last two columns of the table represent hypothetical values that the holder could realize by exercising the options immediately before their expiration, assuming the value of our common stock appreciates at the specified compounded annual rates over the terms of the options. These numbers are calculated based on the SEC's rules and do not represent our estimate of future stock price growth. Actual gains, if any, on stock option exercises and common stock holdings will depend on the timing of exercise and the future performance of our common stock. We may not achieve the rates of appreciation assumed in this table, and the named executive officers may not receive the calculated amounts. This table does not take into account any appreciation or depreciation in the price of our common stock from the date of grant to the current date.

The values shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise.

                              Option Grants in 2002

                                                                                                     Potential
                                                         Individual Grants                      Realizable Value at
                                    --------------------------------------------------------       Assumed Annual
                                     Number of                                                 Rates of Stock Price
                                    Securities     Percent of Total                               Appreciation for
                                    Underlying    Options Granted to   Exercise                     Option Term
                                      Options        Employees in        Price    Expiration   --------------------
            Name                    Granted (#)    Fiscal Year (%)     ($/Share)     Date      5%($)         10%($)
            ----                    -----------   ------------------   ---------  ----------   -----         ------
John L. Youngblood...............           0                0             --            --       --             --
Stephen L. Ward..................           0                0             --            --       --             --
Dennis C. Stempel................      10,000            25.97           1.00       5/21/12    6,289         15,937
                                       10,000            25.97           0.38       8/29/12    2,390          6,056
David L. Renauld.................      10,000            25.97           0.38       8/29/12    2,390          6,056

     All options were granted at fair market value on the date of grant as determined by our board of directors. The board of directors determined the fair market value of our common stock based on the trading value of our stock on the date of grant.

     Each of these options, with the exception of Mr. Stempel's grant for 10,000 shares that expires on May 21, 2012 (which vested in full on the date of grant), vests over a three-year period, vesting as to 25% of the shares that may be purchased under the option on the date of grant and as to an additional 6.25% on the first day of January, April, July, and October following the date of grant until the option has fully vested. All of the unvested options become fully vested upon the occurrence of any of the following events:

     o    a merger or consolidation of our company with any other company,

     o    the sale of substantially all of our assets, or

     o the sale of more than 50% of our outstanding stock to an unrelated person or group.

     All stock options granted to the named executive officers in 2002, with the exception of Mr. Stempel's grant for 10,000 shares that expires on May 21, 2012, terminate on the earlier of:

     o two years after the date of his death or disability or the date of termination of the executive's employment, or

     o    10 years from the date of grant.

     The stock options granted to Mr. Stempel that expire on May 21, 2012 terminate on the earliest of:

     o two years after the date of termination of his employment if he ceases to be employed by us except as a result of his death or disability,

     o    one year after his death or disability, or

     o    10 years from the date of grant.

     Fiscal Year-End Option Values. The following table provides information regarding the value of all unexercised options held by the named executive officers at the end of 2002. The value of unexercised in-the-money options represents the difference between the fair market value of our common stock on December 31, 2002 ($0.18 per share) and the option exercise price, multiplied by the number of shares underlying the option. For purposes of stock option exercises, we have assumed the fair market value of our common stock to be the closing price on the day of exercise.

                        2002 Aggregated Option Exercises
                        and Fiscal Year-End Option Values

                                                                    Number of Shares of
                                                                  Common Stock Underlying         Value of Unexercised In-
                                                                   Unexercised Options at           the-Money Options at
                                    Shares                           Fiscal Year-End (#)             Fiscal Year-End ($)
                                 Acquired on        Value      -----------------------------    -----------------------------
              Name               Exercise (#)   Realized ($)   Exercisable     Unexercisable    Exercisable     Unexercisable
            --------             ------------   -----------    -----------     -------------    -----------     -------------
John L. Youngblood.............          0             0         378,402           97,679            0                0
Stephen L. Ward................          0             0         118,750          181,250            0                0
Dennis C. Stempel..............          0             0         134,241           74,644            0                0
David L. Renauld...............      3,000         1,260         118,166           77,984            0                0

Employment Agreements and Change-of-Control Provisions

     In January 1994, we entered into an employment agreement with Dr. Youngblood. In December 2000, we revised the employment agreement with Dr. Youngblood and entered into employment agreements with Mssrs. Stempel and Renauld, all having substantially the same terms (other than position and salary). Each employment agreement has an original term of 24 months and then renews automatically on a quarterly basis, provided that the agreement has not terminated before the renewal date. The annual compensation for each officer is initially set at an annual base salary in the following amount: Dr. Youngblood - $255,216, Mr. Stempel - $157,497, and Mr. Renauld - $153,774. We currently furnish Dr. Youngblood with a company automobile at our expense. Mssrs. Stempel and Renauld are entitled to an annual car allowance of $7,800.

     Each of Mssrs. Youngblood, Stempel, and Renauld are entitled to receive severance payments for either eleven months or twenty-four months after termination of his employment depending on the circumstances under which his employment terminates. If we terminate an officer's employment for cause, he will not be entitled to severance payments. The maximum 24-month severance period will only apply if we terminate an officer's employment without cause after we undergo a "change of control" that was not approved by a majority of our board of directors. A "change of control" is defined in each employment agreement to include the completion of a merger or consolidation of Telaxis with any other entity (other than a merger or consolidation in which Telaxis is the surviving entity and is owned at least 50% collectively by persons who were stockholders of Telaxis before the transaction), the sale of substantially all of Telaxis' assets to another entity, any transaction that results in a person or group holding 50% or more of the combined voting power of Telaxis' outstanding securities, or changes to Telaxis' board of directors that result in the persons who were either directors on the date of the employment agreement or their nominated successors no longer comprising a majority of the board. See
Item 13 -- "Material Relationships and Related Party Transactions" below.

     Under the stock option agreements, a large portion of the unvested options held by Mssrs. Youngblood, Stempel, and Renauld will vest and become immediately exercisable upon the occurrence of any of the following events:

     o    our merger or consolidation with another company,

     o    the sale of substantially all of our assets to another company, or

     o the sale of more than 50% of our outstanding capital stock to an unrelated person or group.

     In July 2001, we entered into an employment agreement with Mr. Ward having substantially similar terms as the agreements with Mssrs. Stempel and Renauld (other than position and salary). Mr. Ward's annual base salary was set at $225,004. We terminated Mr. Ward's employment agreement in connection with his leaving Telaxis' employment. See Item 13 -- "Material Relationships and Related Party Transactions" below.

Director Compensation

     We pay all non-employee directors:

     o    a $10,000 annual retainer for serving on the board

     o a $2,000 annual retainer for serving as chairman of a standing committee of the board

     o    $1,000 for each board meeting attended in person

     o    $500 for each committee meeting attended in person

     We will also reimburse our non-employee directors for reasonable expenses incurred in attending meetings of the board of directors and its committees.

     In addition to cash compensation, we intend to grant, at a minimum, the following rights to acquire shares of our common stock:

     o a non-qualified stock option to purchase 12,000 shares of our common stock that vests in three equal annual installments beginning on the date of grant to each new non-employee director elected or appointed to the board

     o a fully vested, non-qualified stock option to purchase 9,000 shares of our common stock to each incumbent non-employee director immediately following each annual meeting of stockholders, as long as the director has served at least one complete year before the date of the annual meeting and continues to serve as a director after the meeting

     In May 2002, we granted an option to purchase 9,000 shares of our common stock at $1.00 per share to Dr. Paladino, Ms. Armitage, Mr. Doyle, and Mr. Norbury in accordance with this standard policy.

     In 2002, we paid Dr. Paladino a retainer of $60,000 per year for his services as chairman of the board of directors of our Company.

Compensation Committee Interlocks and Insider Participation

     The board of directors has a compensation committee consisting of four of our directors - Drs. Paladino and Youngblood and Mr. Doyle and Ms. Armitage. Dr. Youngblood, our President and Chief Executive Officer, served as a member of our compensation committee during 2002. Dr. Youngblood participated in discussions regarding the compensation of our executive officers. None of our executive officers served as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our board of directors or compensation committee. We note that Dr. Paladino serves as chairman of the board of directors and a member of the compensation committee of RF Micro Devices, of which Mr. Norbury, one of our directors, was Chief Executive Officer until January 2003.

Board Compensation Committee Report on Executive Compensation

Overall Policy

     Our executive compensation program is designed to be closely linked to corporate performance and return to stockholders by linking a significant portion of executive compensation to our success. The overall objectives of this strategy are to provide competitive salaries necessary to attract and retain the highest quality talent, to reward performances that accomplish our goals and priorities, and to provide incentives that link the executive officers' opportunities for financial reward with that of the stockholders.

     The Compensation Committee is responsible for setting and administering the policies that govern the compensation of our executive officers. Generally, the three principal components of the compensation program for executive officers are base salary, bonus, and equity-based incentives (typically stock options), although awards are not necessarily granted in all three categories every year. In reaching decisions on compensation, the Compensation Committee also takes into account the full compensation package provided by Telaxis to the officers, including severance plans, insurance, and benefits generally available to all employees of Telaxis.

     This report addresses our compensation policies as they relate to compensation reported for 2002.

Salary Administration

     The ranges of appropriate base salaries for executives are determined based in part on analysis of salary data on positions of comparable responsibility within the telecommunications industry. Salaries of executive officers are reviewed annually, and any adjustments are made by evaluating the performance of Telaxis and of each executive officer and taking into account any change in the executive's responsibilities. Exceptional performances are generally compensated with performance-related bonuses rather than raising base salaries, reflecting the Compensation Committee's increasing emphasis on linking pay to performance criteria. The Compensation Committee elected not to increase the base salaries of our named executive officers in 2002.

Bonus Program

     Executives are eligible to receive bonuses based on the overall performance of Telaxis and based on individual achievement. Bonuses are awarded based upon the recommendation of the Chief Executive Officer and the Compensation Committee's evaluation of the executive officer's achievement of his or her goals. In 2002, the Compensation Committee awarded no cash bonuses to the named executive officers. See Item 11 - "Executive Compensation - Summary Compensation Table in 2000, 2001, and 2002."

Stock Option Program

     Under our active stock plans, we may grant stock options and stock appreciation rights to any or all of our directors, employees, officers, and consultants. The Compensation Committee believes that long-term incentive awards, such as stock options, link the executive's opportunity for financial reward with that of the stockholders, in that the value of an executive's stock options increases as the value of the stockholders' stock increases. The Compensation Committee granted options to executive officers in order to continue to incentivize the officers towards the achievement of our long-term goals.

     In 2002, the Compensation Committee granted options for 30,000 shares of our common stock in the aggregate to the named executive officers, other than Dr. Youngblood. See Item 11 - "Executive Compensation - Option Grants in 2002."

Compensation of the Chief Executive Officer

     Dr. Youngblood's 2002 base compensation was pursuant to an employment contract negotiated with Telaxis in 1994 as revised in December 2000. In 2000, the Compensation Committee elected to increase Dr. Youngblood's base compensation by approximately sixteen percent (16%). This increase was both a market adjustment for Dr. Youngblood's salary and a merit increase. The Compensation Committee elected not to increase Dr. Youngblood's base compensation in 2001 or in 2002. The Compensation Committee's determination of the amount of Dr. Youngblood's bonus was made after a review of the achievement of Dr. Youngblood's goals for the year. The Compensation Committee did not award Dr. Youngblood any cash bonus in 2002. See Item 11 - "Executive Compensation - Summary Compensation Table in 2000, 2001, and 2002." Dr. Youngblood was not granted any options for shares of our common stock in 2002. See Item 11 - "Executive Compensation - Option Grants in 2002."

Policy Regarding Section 162(m) of the Internal Revenue Code

     Section 162(m) of the Internal Revenue Code limits Telaxis' ability to deduct, for income tax purposes, compensation in excess of $1.0 million paid to the chief executive officer and the four most highly compensated officers of Telaxis (other than the chief executive officer) in any year, unless the compensation qualifies as "performance-based compensation." The aggregate base salaries, bonuses and non-equity compensation of each of Telaxis' officers have not historically exceeded, and are not in the foreseeable future expected to exceed, the $1.0 million limit. The Compensation Committee's policy with respect to equity compensation is that it would prefer to cause the compensation to be deductible by Telaxis; however, the Compensation Committee also weighs the need to provide appropriate incentives to Telaxis' officers against the potential adverse tax consequences that may result under Section 162(m) from the grant of equity compensation that does not qualify as performance-based compensation. The Compensation Committee has granted and may continue to grant equity compensation to Telaxis' officers that does not qualify as performance-based compensation that could be in excess of the Section 162(m) limits in circumstances when the Committee believes such grants are appropriate.

                             Compensation Committee

                          Albert E. Paladino, Chairman
                               Allan M. Doyle, Jr.
                                Carol B. Armitage
                               John L. Youngblood

Stock Performance Graph

     The graph below provides an indicator of the cumulative total shareholder return for our common stock for the period beginning on the date of the initial public offering of our common stock (February 2, 2000) through the end of our most recently-completed fiscal year (December 31, 2002), as compared to the returns of (i) The Nasdaq Stock Market (U.S.) and (ii) the Nasdaq Electronic Components Stocks Index during the same period. The graph assumes that $100 was invested on February 2, 2000 in our common stock (at the initial offering price of $17.00) and in The Nasdaq Stock Market (U.S.) and the Nasdaq Electronic Components Stocks Index and that, as to the indices, dividends were reinvested. We have not, since our inception, paid any dividends on our common stock.

                              [LINE GRAPH OMITTED]

--------------------------------------------------------------------------------------------------------------
                               February 2, 2000    December 31, 2000    December 31, 2001    December 31, 2002
--------------------------------------------------------------------------------------------------------------
Telaxis                              $100               $10.66                $4.24                $1.06
--------------------------------------------------------------------------------------------------------------
Nasdaq Stock Market (U.S.)           $100               $60.49                $47.99              $33.17
--------------------------------------------------------------------------------------------------------------
Nasdaq Electronic Components         $100               $68.01                $46.34              $24.82
--------------------------------------------------------------------------------------------------------------

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table provides information regarding the beneficial ownership of our outstanding common stock by:

     o each person or group that we know owns more than 5% of the common stock,

     o    each of our directors,

     o    each of our named executive officers, and

     o all of our directors and named executive officers as a group (other than Mr. Ward who is no longer an employee).

     Amounts are as of March 14, 2003 for our directors and named executive officers. Amounts for 5% stockholders are reported as of the date such stockholders reported such holdings in filings under the Securities Exchange Act of 1934, as amended, unless more recent information was provided.

     Beneficial ownership is determined under rules of the SEC and includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock that we may issue upon the exercise of options or warrants currently exercisable or exercisable within 60 days of March 14, 2003 are deemed outstanding for computing the percentage ownership of the person holding the options or warrants but are not deemed outstanding for computing the percentage ownership of any other person. Except as we otherwise indicate, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power over the number of shares listed opposite their names. Unless we otherwise indicate, the address for each stockholder below is c/o Telaxis Communications Corporation, 20 Industrial Drive East, South Deerfield, Massachusetts 01373.

                                                            Shares Issuable      Number of Shares
                                                              pursuant to          Beneficially
                                                              Warrants and       Owned (Including
                                                          Options Exercisable     the Number of
                                                                 within               Shares
                                                               60 days of          shown in the        Percentage of
Name of Beneficial Owner                                     March 14, 2003       first column)      Shares Outstanding
------------------------                                  -------------------    ----------------    ------------------
SVM Star Ventures Group(1)
   Possart Strasse No. 9
   81679 Munich, Germany ...............................               0             2,630,558              15.7
Dr. Meir Barel(2) ......................................               0             2,719,058              16.3
Albert E. Paladino .....................................         104,039               182,081               1.1
Carol B. Armitage(3) ...................................          24,125                29,875                 *
Allan M. Doyle, Jr .....................................          47,375                71,216                 *
Ralph A. Goldwasser ....................................           4,000                 8,000                 *
David A. Norbury .......................................          30,875               176,986               1.1
John L. Youngblood .....................................         407,523               433,353               2.5
Stephen L. Ward(4) .....................................         137,500               433,991               2.6
Dennis C. Stempel ......................................         157,246               169,457               1.0
David L. Renauld(5) ....................................         136,698               148,198                 *
All current executive officers and directors as a group
  (8 persons) ..........................................         911,881             1,219,166               6.9

----------
*    Less than 1%.

(1) Represents (a) 1,111,111 shares held by Star Growth Enterprise, (b) 517,992 shares held by SVE Star Ventures Enterprises No. V, (c) 285,768 shares held by SVM Star Ventures Management GmbH Nr. 3 ("SVM 3"), (d) 91,963 shares held by SVM Star Ventures Management GmbH Nr. 3 & Co. Betelligungs KG Nr. 2, and (e) 623,724 shares held by SVE Star Ventures Enterprises No. VII. SVM 3 manages the investments of these entities. Dr. Meir Barel is the sole director and primary owner of SVM 3. SVM 3 and Dr. Barel each have the sole power to vote or direct the vote, and the sole power to dispose or direct the disposition of, the shares beneficially owned by the entities listed above. Dr. Barel disclaims beneficial ownership of the shares beneficially held by those entities, except for his pecuniary interest in those shares.

(2) Dr. Meir Barel is the sole director and primary owner of SVM 3. SVM 3 and Dr. Barel each have the sole power to vote or direct the vote, and the sole power to dispose or direct the disposition of, the shares beneficially owned by the entities listed in note 1 above. Dr. Barel disclaims beneficial ownership of the shares beneficially held by those entities, except for his pecuniary interest in those shares. The shares listed represent the 2,630,558 shares beneficially held by the Star group described in note 1 above together with 88,500 shares held by Dr. Barel directly. Dr. Barel's address is the same as the address for SVM Star Ventures Group.

(3) Ms. Armitage has joint ownership and voting and investment power with her husband of 2,000 shares of our common stock.

(4) Mr. Ward was our Executive Vice President, Marketing and Sales until January 2003. Includes 162,000 shares of our common stock held by members of Mr. Ward's immediate family.

(5) Mr. Renauld has joint ownership and voting and investment power with his wife of 5,000 shares of our common stock.

     For information about our equity compensation plans, see Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters above.

Item 13. Certain Relationships and Related Transactions

     Stephen L. Ward's last day of employment with Telaxis was in January 2003. Mr. Ward had been our Executive Vice President Marketing and Sales. In January 2003, we entered into a letter agreement with Mr. Ward that terminated his employment agreement that had been signed in July 2001 and that specified the terms for Mr. Ward's separation from service. Mr. Ward received a separation payment of $131,252 (an amount equal to seven months of his base salary) which was paid shortly after his last day of employment. His employment agreement had provided for separation payments in an amount equal to twelve months of his base salary payable over twelve months. We also agreed to make the payments to continue Mr. Ward's health and dental benefits under COBRA through August 31, 2003. Mr. Ward's rights under his option agreements remained unchanged. Mr. Ward provided a general release to us and agreed to comply with confidentiality, insider trading, non-solicitation, and non-competition provisions.

     In August 2002, we amended the employment agreements of Dennis C. Stempel and David L. Renauld. In January 2003, we made the same amendments to the employment agreements of John L. Youngblood and Kenneth R. Wood, a key employee of ours. These amendments address the amount of severance the employees would be entitled to receive if the employee's employment is involuntarily terminated for reasons other than cause or if the employee terminates his employment for good reason, as defined in the employment agreements, after a change of control of Telaxis. The amendments reduced the amount of severance in those circumstances from twelve months to eleven months and provided that the full amount would be paid on the last day of employment rather than over twelve months. The amendments removed the provision reducing severance payments by amounts earned by the employee at subsequent employment. The amendments also removed the requirement for us to continue to provide benefits (or cash in lieu thereof) to the employee for the twelve-month period following termination of employment. The employees also agreed to provide consultation and advice to us for a period of up to three months following termination of his employment.

     In January 2003, we made further amendments to the employment agreements of Messrs. Stempel and Renauld. We had told Messrs. Stempel and Renauld in the summer of 2002 that their employment was going to be involuntarily terminated for reasons other than cause but that their last day of employment had not yet been established. The January 2003 amendments specify that the employee's last day of employment will be established either by us upon thirty days notice to the employee or by the employee upon thirty days notice to us. However the date is set, the termination will be treated as an involuntary termination by us without cause entitling the employee to the separation benefits specified in his employment agreement, as amended; provided, however, to be entitled to the separation benefits, Mr. Stempel can only establish a last day of employment of March 31, 2003 or later and Mr. Renauld can only establish a last day of employment of May 31, 2003 or later.

     In August 2002, we amended certain stock option agreements of Messrs. Stempel and Renauld. In January 2003, we made the same amendments to certain stock option agreements of Messrs. Youngblood and Wood. These amendments increased the post-termination exercise period for certain options from three months to two years. These amendments also increased the number of unvested options that would be accelerated upon a change of control of Telaxis. All of the affected stock options had exercise prices higher than the market price of our common stock on the dates of the amendments and as of March 14, 2003. The following table summarizes the changes made by the amendments based on options vested as of March 14, 2003.

-----------------------------------------------------------------------------------------------
                     Number of Additional Stock Options     Number of Stock Options with Post-
                     That Would Accelerate upon a Change   Termination Exercise Period Extended
Name of Employee                 in Control                            to Two Years
-----------------------------------------------------------------------------------------------
John L. Youngblood                 18,750                                 306,030
-----------------------------------------------------------------------------------------------
Dennis C. Stempel                  18,750                                  94,286
-----------------------------------------------------------------------------------------------
David L. Renauld                   18,750                                  34,971
-----------------------------------------------------------------------------------------------
Kenneth R. Wood                    14,072                                 116,671
-----------------------------------------------------------------------------------------------

     In 2002, we paid Dr. Paladino a retainer of $60,000 per year for his services as chairman of the board of directors of our Company.

Our Policy on Interested Transactions

     We have adopted a policy whereby contracts and business arrangements with our officers, directors, or stockholders or entities for whom they serve as officers, directors, trustees, or members must be on an arm's-length basis and approved by the board of directors. Our articles of organization and by-laws require approval of the contract or transaction by a majority of the independent directors who have no interest in the contract or transaction.

Item 14. Controls and Procedures

     (a) Disclosure controls and procedures. Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Our disclosure controls and procedures include a significant portion of our internal accounting controls. John L. Youngblood, our President and Chief Executive Officer, and Dennis C. Stempel, our Senior Vice President and Chief Financial Officer, supervised and participated in this evaluation. Based on this evaluation, Dr. Youngblood and Mr. Stempel concluded that, as of the date of their evaluation, our disclosure controls and procedures were reasonably effective.

     (b) Internal controls. Since the date of the evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls. There were no significant deficiencies or material weaknesses identified in the evaluation, and therefore, no corrective actions were taken.

                                     PART IV

Item 15. Financial Statements, Schedules, Reports on Form 8-K and Exhibits.

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

          3. Exhibits

     See Exhibit Index.

     (b) Reports on Form 8-K

     We did not file any reports on Form 8-K during the three months ended December 31, 2002.

     (c) Certification under Sarbanes-Oxley Act of 2002

     Our chief executive officer and chief financial officer have furnished to the Securities and Exchange Commission the certification with respect to this report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

                       TELAXIS COMMUNICATIONS CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
              For the years ended December 31, 2000, 2001 and 2002
                                 (in thousands)

                                                       Column C
            Column A                Column B           Additions             Column D      Column E
--------------------------------   ----------   ------------------------    ----------    ----------
                                   Balance at   Charged to    Charged to                  Balance at
                                   Beginning    Costs and        Other                      End of
           Description             Of Period     Expenses      Accounts     Deductions      Period
--------------------------------   ----------   ----------    ----------    ----------    ----------
2000
Inventory reserve                  $    1,797   $    1,895    $   (2,052)   $       --    $    1,640
Allowance for doubtful accounts            57          193            --            --           250
Note receivable allowance                  --        1,210            --            --         1,210
Deferred tax valuation allowance       13,799       16,160            --            --        29,959
                                   ----------   ----------    ----------    ----------    ----------
                                   $   15,653   $   19,458    $   (2,052)   $       --    $   33,059
                                   ==========   ==========    ==========    ==========    ==========

2001
Inventory reserve                  $    1,640   $       --    $       --    $   (1,468)   $      172
Allowance for doubtful accounts           250           --            --            --           250
Note receivable allowance               1,210           --            --        (1,000)          210
Deferred tax valuation allowance       29,959       10,133            --            --        40,092
                                   ----------   ----------    ----------    ----------    ----------
                                   $   33,059   $   10,133    $       --    $   (2,468)   $   40,724
                                   ==========   ==========    ==========    ==========    ==========

2002
Inventory reserve                  $      172   $       --    $       --    $     (140)   $       32
Allowance for doubtful accounts           250           --            --          (250)           --
Note receivable allowance                 210           --            --          (210)           --
Deferred tax valuation allowance       40,092        5,959            --            --        46,051
                                   ----------   ----------    ----------    ----------    ----------
                                   $   40,724   $    5,959    $       --    $     (600)   $   46,083
                                   ==========   ==========    ==========    ==========    ==========

                                  EXHIBIT INDEX

Exhibit
 Number                               Description
-------  -----------------------------------------------------------------------
 2.1 Agreement and Plan of Merger by and between the Company and Young Design, Inc. dated as of March 17, 2003.++++

 3.1     Restated Articles of Organization of the Company, as amended.**

 3.2     Certificate of Vote of Directors Establishing a Class or Series of
         Stock.+

 3.3     Amended and Restated By-laws of the Company.+

 4.1 Form of certificate evidencing ownership of Common Stock of the Company.**

 4.2 Rights Agreement by and between the Company and Registrar and Transfer Company, as Rights Agent dated as of May 18, 2001.*****

 4.3 Amendment No. 1 to Rights Agreement by and between the Company and Registrar and Transfer Company, as Rights Agent dated as of September 9, 2002.++

 4.4 Amendment No. 2 to Rights Agreement by and between the Company and Registrar and Transfer Company, as Rights Agent dated as of March 17, 2003.++++

 4.5 Terms of Class One Participating Cumulative Preferred Stock of the Company.*****

 4.6     Form of Right Certificate.*****

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

 10.5    1997 Stock Plan of the Company.

 10.6    1999 Stock Plan of the Company.

 10.7    2001 Nonqualified Stock Plan of the Company.+

 10.8 Employment Agreement by and between the Company and John L. Youngblood dated as of December 19, 2000.****

 10.9    Amendment 1 to Employment Agreement by and between the Company and John
         L. Youngblood dated as of January 24, 2003.+++++

 10.10 Employment Agreement by and between the Company and Dennis C. Stempel dated as of December 19, 2000.****

 10.11 Amendment 1 to Employment Agreement by and between the Company and Dennis C. Stempel dated as of August 29, 2002.+++

 10.12 Amendment 2 to Employment Agreement by and between the Company and Dennis C. Stempel dated as of January 24, 2003.+++++

 10.13 Employment Agreement by and between the Company and David L. Renauld dated as of December 19, 2000.****

 10.14 Amendment 1 to Employment Agreement by and between the Company and David L. Renauld dated as of August 29, 2002.+++

 10.15 Amendment 2 to Employment Agreement by and between the Company and David L. Renauld dated as of January 24, 2003.+++++

Exhibit
 Number                               Description
-------  -----------------------------------------------------------------------
 10.16 Employment Agreement by and between the Company and Kenneth R. Wood dated as of December 19, 2000.****

 10.17 Amendment 1 to Employment Agreement by and between the Company and Kenneth R. Wood dated as of January 24, 2003.+++++

 10.18 Employment Agreement by and between the Company and Stephen L. Ward dated as of July 17, 2001.+

 10.19 Letter agreement by and between the Company and Stephen L. Ward dated January 9, 2003.+++++

 10.20 Lease by and between the Company and O'Leary-Vincunas LLC dated November 1, 2000.****

 10.21 First Amendment to Lease by and between the Company and O'Leary-Vincunas LLC dated January 20, 2003.+++++

 10.22 Fourth Amended and Restated Registration Rights Agreement dated September 17, 1999.*

 10.23 Registration Rights Agreement by and between the Company and Boston Federal Savings Bank dated August 20, 1999.

 10.24 Purchase Agreement by and between the Company and Massachusetts Technology Development Corporation dated June 1988.*

 10.25 First Amendment to the Purchase Agreement by and between the Company and Massachusetts Technology Development Corporation dated December 28, 1988.**

 10.26 Second Amendment to the Purchase Agreement by and between the Company and Massachusetts Technology Development Corporation dated June 17, 1999.**

 10.27 Form of Indemnification Agreement, a substantially similar version of which was entered between the Company and each of Mssrs. Doyle, Paladino, Norbury, Youngblood, Renauld, and Stempel on September 18, 2000, between the Company and Ms. Armitage on October 31, 2000, between the Company and Mr. Ward on July 17, 2001, between the Company and Mr. Raphael H. Amit (a former director of the Company) on September 11, 2001, and between the Company and Mr. Goldwasser on December 18, 2001.***

 10.28 Indemnification Agreement, dated as of March 17, 2003, by and among Telaxis Communications Corporation, Merry Fields, LLC, Concorde Equity, LLC, and Michael F. Young.++++

 23.1    Consent of PricewaterhouseCoopers LLP.+++++

 99.1 Investor Agreement, dated as of March 17, 2003, by and between Telaxis Communications Corporation and Concorde Equity, LLC.++++

 99.2 Investor Agreement, dated as of March 17, 2003, by and between Telaxis Communications Corporation and Michael F. Young.++++

----------
All non-marked Exhibits listed above are incorporated herein by reference to the exhibits to Form S-1 filed with the Commission on September 27, 1999 (File No. 333-87885).

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

***** Incorporated herein by reference to the exhibits to Form 8-K filed with the Commission on May 21, 2001.

    + Incorporated herein by reference to the exhibits to Form 10-Q filed with the Commission on August 10, 2001.

   ++ Incorporated herein by reference to the exhibits to Form 8-K filed with the Commission on September 12, 2002.

  +++ Incorporated herein by reference to the exhibits to Form 10-Q filed with the Commission on November 14, 2002.

 ++++ Incorporated herein by reference to the exhibits to Form 8-K filed with the Commission on March 20, 2003.

+++++    Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Telaxis has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TELAXIS COMMUNICATIONS CORPORATION


                                   By:       /s/ John L. Youngblood
                                       -------------------------------------
                                               John L. Youngblood,
                                       President and Chief Executive Officer

Date: March 31, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Telaxis and in the capacities and on the dates indicated.

           Signature                       Title                       Date


By: /s/ John L. Youngblood   President, Chief Executive Officer   March 31, 2003
    -----------------------  and Director (principal executive
       John L. Youngblood    officer)


By: /s/ Dennis C. Stempel    Senior Vice President, Finance and   March 31, 2003
    -----------------------  Operations, Chief Financial Officer
       Dennis C. Stempel     and Treasurer (principal financial
                             and accounting officer)


By: /s/ Albert E. Paladino   Director                             March 31, 2003
    -----------------------
       Albert E. Paladino


By: /s/ Carol B. Armitage    Director                             March 31, 2003
    -----------------------
       Carol B. Armitage


By: /s/ Allan M. Doyle, Jr.  Director                             March 31, 2003
    -----------------------
      Allan M. Doyle, Jr.


By: /s/ Ralph A. Goldwasser  Director                             March 31, 2003
    -----------------------
      Ralph A. Goldwasser


By: /s/ David A. Norbury     Director                             March 31, 2003
    -----------------------
       David A. Norbury

                                 CERTIFICATIONS

     I, John L. Youngblood, certify that:

     1. I have reviewed this annual report on Form 10-K of Telaxis Communications Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003


/s/ John L. Youngblood
----------------------
John L. Youngblood
President & CEO

                                 CERTIFICATIONS

     I, Dennis C. Stempel, certify that:

     1. I have reviewed this annual report on Form 10-K of Telaxis Communications Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003


/s/ Dennis C. Stempel
---------------------
Dennis C. Stempel
Senior Vice President, Finance and Operations, CFO & Treasurer