Form 10-Q
period 2003-03-31
TELAXIS COMMUNICATIONS CORP
filed 2003-05-15
CIK 712511

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
      _________TO____________

                        Commission File Number 000-29053

                       TELAXIS COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

          Massachusetts                                  04-2751645
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                                8000 LEE HIGHWAY
                             FALLS CHURCH, VA 22042
                    (Address of principal executive offices)

                                 (703) 205-0600
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes |_| No |X|

      As of April 30, 2003, there were 54,208,312 shares of the registrant's common stock outstanding.

                                      INDEX

                                                                                 PAGE NO.
                                                                                 --------
PART I. FINANCIAL INFORMATION

       Item 1.  Financial Statements ..........................................      2

                    Condensed Balance Sheets as of March 31, 2003 (unaudited)
                      and December 31, 2002 ...................................      3

                    Condensed Statements of Operations for the three months
                      ended March 31, 2003 and 2002 (unaudited) ...............      4

                    Condensed Statement of Changes in Stockholders' Equity for
                      the three months ended March 31, 2003 (unaudited) .......      5

                    Condensed Statements of Cash Flows for the three months
                      ended March 31, 2003 and 2002 (unaudited) ...............      6

                    Notes to Financial Statements (unaudited) .................      7

       Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations .........................................     10

       Item 3.  Quantitative and Qualitative Disclosures about Market Risk ....     16

       Item 4.  Controls and Procedures .......................................     16

PART II. OTHER INFORMATION

       Item 1.  Legal Proceedings .............................................     17

       Item 2.  Changes in Securities and Use of Proceeds .....................     17

       Item 5.  Other Information .............................................     18

       Item 6.  Exhibits and Reports on Form 8-K ..............................     18

       SIGNATURES .............................................................     19

       CERTIFICATIONS .........................................................     20

                         PART I - FINANCIAL INFORMATION

            This Quarterly Report on Form 10-Q contains forward-looking statements as defined by federal securities laws. Forward-looking statements are predictions that relate to future events or our future performance and are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause actual results, outcomes, levels of activity, performance, developments, or achievements to be materially different from any future results, outcomes, levels of activity, performance, developments, or achievements expressed, anticipated, or implied by these forward-looking statements. Forward-looking statements should be read in light of the cautionary statements and important factors described in this Form 10-Q, including Part I,
Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor for Forward-Looking Statements. We undertake no obligation to update or revise any forward-looking statement to reflect events, circumstances, or new information after the date of this Form 10-Q or to reflect the occurrence of unanticipated or any other subsequent events.

Item 1. Financial Statements.

                       TELAXIS COMMUNICATIONS CORPORATION
                            CONDENSED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                        March 31,        December 31,
                                                                                          2003               2002
                                                                                      -------------      -------------
Assets                                                                                 (unaudited)
Current assets
   Cash and cash equivalents ....................................................     $       3,135      $       7,840
   Restricted cash ..............................................................               614                100
   Marketable securities ........................................................             3,672              3,792
   Other accounts receivable ....................................................                32                  1
   Inventories ..................................................................                36                 34
   Assets held for sale .........................................................                 3                  5
   Other current assets .........................................................               373                105
                                                                                      -------------      -------------

     Total current assets .......................................................             7,865             11,877
                                                                                      -------------      -------------
   Property, plant and equipment, net ...........................................             1,955              2,412
   Other assets .................................................................                18                 70
                                                                                      -------------      -------------

     Total assets ...............................................................     $       9,838      $      14,359
                                                                                      =============      =============

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable .............................................................     $          --      $         311
   Accrued expenses .............................................................               607              1,030
   Accrued restructuring costs ..................................................               329                452
   Current maturities of long-term debt .........................................                --                618
   Current maturities of capital lease obligations ..............................               148                839
                                                                                      -------------      -------------

     Total current liabilities ..................................................             1,084              3,250
                                                                                      -------------      -------------
   Long-term debt ...............................................................                --                 --
   Capital lease obligations ....................................................                82                116
                                                                                      -------------      -------------

     Total liabilities ..........................................................             1,166              3,366
                                                                                      -------------      -------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, $.01 par value; authorized 4,500,000 shares in 2003 and 2002;
    none issued .................................................................                --                 --
   Common stock, $.01 par value; authorized 100,000,000 shares in 2003 and 2002;
    issued 16,708,313 shares outstanding in 2003 and 2002, respectively .........               168                168
   Additional paid-in capital ...................................................           124,700            124,700
   Accumulated comprehensive (loss) income ......................................                 5                  6
   Notes receivable .............................................................                --                 --
   Treasury stock, at cost (112,500 shares) .....................................               (37)               (37)
   Accumulated deficit ..........................................................          (116,164)          (113,844)
                                                                                      -------------      -------------

     Total stockholders' equity .................................................             8,672             10,993
                                                                                      -------------      -------------

     Total liabilities and stockholders' equity .................................     $       9,838      $      14,359
                                                                                      =============      =============

   The accompanying notes are an integral part of these financial statements.

                       TELAXIS COMMUNICATIONS CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                       Three months ended
                                                                            March 31,
                                                                  ----------------------------
                                                                      2003             2002
                                                                  -----------      -----------
                                                                  (unaudited)      (unaudited)
Sales .......................................................     $         5      $         5
Cost of sales ...............................................             403              798
                                                                  -----------      -----------

Gross margin (loss) .........................................            (398)            (793)
Operating expenses
     Research and development, net ..........................             663            1,121
     Selling, general and administrative ....................           1,310            1,441
                                                                  -----------      -----------

       Total operating expenses .............................           1,973            2,562
                                                                  -----------      -----------

Operating loss ..............................................          (2,371)          (3,355)
                                                                  -----------      -----------

Other income (expense)
     Interest and other expense .............................             (42)            (105)
     Income from settlement of litigation ...................              --            1,223
     Interest and other income ..............................              93              294
                                                                  -----------      -----------

       Total other income ...................................              51            1,412
                                                                  -----------      -----------
Loss before income taxes ....................................          (2,320)          (1,943)
Income taxes ................................................              --               --
                                                                  -----------      -----------

Net loss ....................................................     $    (2,320)     $    (1,943)
                                                                  ===========      ===========

Basic and diluted net loss per share ........................     $     (0.14)     $     (0.12)
                                                                  ===========      ===========

Shares used in computing basic and diluted net loss per share          16,708           16,667
                                                                  ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                       TELAXIS COMMUNICATIONS CORPORATION
             CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                        (in thousands, except share data)
                                   (unaudited)


                                                                                                            Accumulated
                                   Common Stock         Additional                              Common         Other
                             ------------------------     Paid-in  Accumulated     Notes       Stock in    Comprehensive
                               Shares       Amount        Capital    Deficit     Receivable    Treasury    (Loss) Income   Total
                             -----------  -----------   ---------- -----------   -----------  -----------  -------------  --------

Balances, January 1, 2003 .   16,708,313  $       168    $124,700  $  (113,844)  $        --  $       (37)  $         6   $ 10,993

Common stock grants .......           --           --          --           --            --           --            --         --

Exercise of common stock
  options .................           --           --          --           --            --           --            --         --

Purchase of treasury stock            --           --          --           --            --           --            --         --

Other .....................           --           --          --           --            --           --            --         --

Comprehensive loss:
  Net loss ................           --           --          --       (2,320)           --           --            --     (2,320)

  Unrealized loss on
    investments ...........           --           --          --           --            --           --            (1)        (1)
                             -----------  -----------    --------  -----------   -----------  -----------   -----------   --------

Balances, March 31, 2003 ..   16,708,313  $       168    $124,700  $  (116,164)  $        --  $       (37)  $         5   $  8,672
                             ===========  ===========    ========  ===========   ===========  ===========   ===========   ========

   The accompanying notes are an integral part of these financial statements

                       TELAXIS COMMUNICATIONS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                              Three months ended
                                                                                   March 31,
                                                                           -------------------------
                                                                               2003          2002
                                                                           -----------   -----------
                                                                           (unaudited)   (unaudited)
Cash flows from operating activities
   Net loss .............................................................  $    (2,320)  $    (1,943)
   Adjustments to reconcile net loss to net cash utilized by operating activities:
     Depreciation and amortization ......................................          401           542
     Changes in assets and liabilities:
       Trade accounts receivable ........................................           --           432
       Other accounts receivable ........................................          (31)          154
       Inventories ......................................................           (2)         (266)
       Other current assets .............................................         (215)          (47)
       Accounts payable and accrued expenses ............................         (734)          297
       Accrued restructuring costs ......................................         (123)         (242)
                                                                           -----------   -----------

       Net cash utilized by operating activities ........................       (3,024)       (1,073)
                                                                           -----------   -----------

Cash flows from investing activities
   Purchase of marketable securities ....................................          120        (4,500)
   Sale of marketable securities ........................................           --         3,652
   (Additions to) Disposal of property and equipment, net ...............           56          (212)
   Repayment of note receivable .........................................           --         1,000
                                                                           -----------   -----------

       Net cash (utilized) provided by investing activities .............          176           (60)
                                                                           -----------   -----------

Cash flows from financing activities
   Transfer of restricted cash ..........................................         (514)         (848)
   Repayments of long-term debt and capital lease obligations ...........       (1,343)         (623)
   Issuance of common stock upon exercise of options and warrants .......           --            63
                                                                           -----------   -----------

       Net cash utilized by financing activities ........................       (1,857)       (1,408)
                                                                           -----------   -----------

Net decrease in cash and cash equivalents ...............................       (4,705)       (2,541)
Cash and cash equivalents at beginning of period ........................        7,840        15,875
                                                                           -----------   -----------

Cash and cash equivalents at end of period ..............................  $     3,135   $    13,334
                                                                           ===========   ===========

Supplemental disclosure of cash flow information
   Non-cash investing and financing activities:
     Unrealized loss on investments .....................................           (1)          (10)

   The accompanying notes are an integral part of these financial statements.

                       TELAXIS COMMUNICATIONS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

      Basis of Presentation

            The financial information as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 is unaudited. In the opinion of management, such interim financial information includes all adjustments, including additional restructuring charges as well as normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the financial statements and footnotes as of and for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2002 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended Mach 31, 2003 are not necessarily indicative of the results to be expected for any future period.

      Marketable Securities

            The Company has invested the proceeds from its February 2000 initial public offering in accordance with its corporate cash management policy. Marketable securities are classified as available for sale and are carried at cost plus accrued interest, which approximates fair value. The Company's investments consist of short-term, interest bearing, investment grade securities or direct or guaranteed obligations of the U.S. government. At March 31, 2003, all of the Company's securities, valued at $3.7 million, mature within twelve months.

      Comprehensive Loss

            Comprehensive loss is defined as changes in equity other than from transactions resulting from investments by owners and distributions to owners. The Company's comprehensive loss of approximately $(1,000) for the three months ended March 31, 2003 and $(10,000) for the three months ended March 31, 2002 consisted of its reported net losses attributable to common shareholders and unrealized losses on marketable securities.

            The components of comprehensive loss were as follows (in thousands):

                                                  Three months ended
                                                      March 31,
                                                     (unaudited)
                                                  ------------------
                                                    2003      2002
                                                  -------   --------

           Net loss ............................  $ 2,320   $ 1,943
                                                  =======   =======

           Unrealized gain (loss) on investments       (1)      (10)
                                                  =======   =======

           Comprehensive loss ..................  $ 2,321   $ 1,953
                                                  =======   =======

2. Restructuring Charges

            In July 2001, the Company's Board of Directors approved the Company's plan to exit its point-to-multipoint outdoor unit product line. In connection with this decision, the Company recorded an $11.6 million restructuring charge for the year ended, December 31, 2001. Of the $11.6 million in restructuring costs, $9.4 million related to non-cash writedowns to net realizable value of the Company's inventories, fixed assets and other assets and $2.2 million related to cash paid or to be paid for workforce reductions, excess facility costs and contract costs. Approximately $123,000 was paid for such costs in the three months ended March 31, 2003. Remaining accrued restructuring costs at March 31, 2003 consist of approximately $297,000 for facility consolidations, and $32,000 for workforce reduction charges.

            In the three months ended March 31, 2003, the Company recorded no additional restructuring charges. The Company reduced its estimates of accrued restructuring costs by $123,000 resulting from payments made on the termination of a lease on a research and development facility in Texas for less than the remaining obligation and payment and settlement of a Marconi contract.

3. Restricted Cash

            At March 31, 2003, the Company has $614,000 of restricted cash classified as a current asset. These funds are restricted by the terms of letters of credit which satisfy certain financial obligations of the Company.

4. Inventories

            Inventories are stated at the lower of cost or market and consist of the following (in thousands):

                                                           March 31,    December 31,
                                                             2003           2002
                                                         -------------  -------------

                                                          (unaudited)
            Parts and subassemblies ...................  $          36  $          34
            Work-in process ...........................             --             --
                                                         -------------  -------------
                                                         $          36  $          34
                                                         =============  =============

5. Property, Plant and Equipment

            Property, plant and equipment consist of the following (in thousands):

                                                                March 31,     December 31,
                                                                   2003            2002
                                                              -------------   -------------
                                                               (unaudited)
            Machinery and equipment ........................  $      10,210   $      10,303
            Furniture and fixtures .........................            723             723
            Leasehold improvements .........................          1,199           1,199
            Equipment under capital leases .................          3,029           3,029
                                                              -------------   -------------
                                                                     15,161          15,254
            Less accumulated depreciation and amortization .        (13,206)        (12,842)
                                                              -------------   -------------
                                                              $       1,955   $       2,412
                                                              =============   =============

            The net book value of equipment under capital leases was approximately $378,000 and $1,172,000 at March 31, 2003 and December 31, 2002, respectively.

            Depreciation expense for the three months ended March 31, 2003 and 2002 was approximately $401,000 and $542,000 respectively.

6. Earnings Per Share

            Earnings per share has been computed by dividing the net loss by the weighted average common shares outstanding. No effect has been given to the future exercise of common stock options and stock warrants, since the effect would be antidilutive for all reporting periods.

                                                                       Three months ended
                                                                            March 31,
                                                                           (unaudited)
                                                                    ----------------------------
                                                                        2003            2002
                                                                    -------------   -------------
            Historical:  (in thousands, except per share data)
               Net loss ..........................................  $      (2,320)  $      (1,943)
                                                                    =============   =============

               Weighted average shares of common stock outstanding         16,708          16,667
                                                                    =============   =============

               Basic and diluted net loss per share ..............  $       (0.14)  $       (0.12)
                                                                    =============   =============

7. Accrued Expenses

            Accrued expenses consist of the following (in thousands):

                                                                      March 31,     December 31,
                                                                        2003            2002
                                                                    -------------   -------------
                                                                     (unaudited)

            Accrued payroll, commissions and related expenses ....  $         407   $         577
            Accrued warranty expense .............................             --              25
            Other accrued expenses ...............................            190             176
                                                                    -------------   -------------
                                                                    $         607   $         778
                                                                    =============   =============


8.       Stock-Based Compensation

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


                                                                    Three Months Ended March 31,
                                                                            (unaudited)
                                                                   -------------------------------
                                                                        2003           2002
                                                                   -------------------------------
                                                                     (in thousands, except per
                                                                            share data)
          Net loss:
               As reported........................................ $      (2,320)   $      (1,943)
               Add:  Stock-based employee compensation
                     expense included in net loss.................            --             --
               Less: Total stock-based employee
                     compensation expense determined
                     under the minimum value pricing model........          (445)            (437)
                                                                   -------------    -------------
               Pro forma.......................................... $      (2,765)   $      (2,380)
                                                                   =============    =============
          Net loss per share
               As reported........................................ $       (0.14)   $       (0.12)
                                                                   =============    =============
               Pro forma.......................................... $       (0.16)   $       (0.14)
                                                                   ==============   =============


9. Schedule of Future Contractual Commitments, Obligations and Contracts

            The Company has the following contractual obligations and commercial commitments as of March 31, 2003:

            Schedule of contractual obligations:

                                                                Payments Due By Period
                                          -----------------------------------------------------------------
                                                       Less than 1
                                             Total        year       1-3 years    4-5 years   After 5 years
                                          -----------  -----------  -----------  -----------  -------------
            Operating leases - buildings  $   867,261  $   318,058  $   549,203  $        --  $          --
            Operating leases - equipment      230,139      147,779       82,360           --             --
            Employee contracts .........      660,447      660,447           --           --             --
                                          -----------  -----------  -----------  -----------  -------------
            Total contractual cash
            obligations ................  $ 1,757,847  $ 1,126,284  $   631,563  $        --  $          --
                                          ===========  ===========  ===========  ===========  =============

            The Company believes that current levels of cash and cash equivalents $3.1 million at March 31, 2003 together with cash from operations and funds available from marketable securities will be sufficient to meet its capital requirements for the next 12 months.

10. Subsequent Events

     On March 17, 2003, the Company entered into a definitive strategic combination agreement with Young Design, Inc. ("YDI"), a privately held Virginia company. That transaction closed on April 1, 2003. Telaxis is the continuing corporation and YDI is now a wholly-owned subsidiary of Telaxis. YDI stockholders received 2.5 shares of Telaxis common stock for each share of YDI common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

            On April 1, 2003, we closed a strategic combination transaction with Young Design, Inc., a privately-held Virginia corporation ("YDI"). In that transaction, we formed a subsidiary that merged with and into YDI and each outstanding share of YDI common stock was converted into the right to receive
2.5 shares of our common stock. We are the continuing corporation, our stockholders continued to hold our common stock following the transaction, and YDI is now our wholly-owned subsidiary. In the transaction, we issued 37,499,999 shares of our common stock to the two former stockholders of YDI. Immediately after the closing of the transaction, we had 54,208,312 shares of our common stock outstanding.

            Since the transaction was completed in the second quarter, the financial results described in this Quarterly Report on Form 10-Q are the financial results for Telaxis standalone prior to the transaction. Financial information of YDI, including its first quarter 2003 financial results, will be filed with the Securities and Exchange Commission in a Form 8-K related to the transaction no later than June 16, 2003.

            Therefore, the following management's discussion and analysis addresses our business and operations as in effect in the first quarter of 2003. It does not address impacts of the second quarter transaction with YDI. Our business, operations, and management have changed substantially as a result of the transaction.

            Our business in the first quarter 2003 focused on the development and marketing of our FiberLeap(TM) and EtherLeap(TM) products. Our FiberLeap(TM) 2006 product is a compact, easily deployed product that enables fiberless transmission of data, voice and video communication at fiber rates that are variable from an OC-3 rate of 155 Mbps to an OC-12 rate of 622 Mbps. We also have a Gigabit Ethernet version of FiberLeap(TM) which enables native Gigabit Ethernet traffic at 1.25 Gbps. We announced in September 2002 that we have demonstrated technical feasibility of our new EtherLeap(TM) product. EtherLeap(TM) is an 802.11-based Ethernet Local Area Network, or LAN, radio operating at millimeter-wave frequencies that can operate in point-to-point, point-to-multipoint, and mesh architectures. The initial EtherLeap(TM) models developed by us, which are based specifically on an 802.11(b) system providing wireless connectivity at up to 11 megabits per second (Mbps), operate at 24 GHz and at 28 GHz. We sold and delivered our first EtherLeap(TM) product in the third quarter of 2002. From July 2001 until this announcement relating to EtherLeap(TM), our business was focused on our FiberLeap(TM) products.

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

            In light of these factors, our board decided that we should explore a wide variety of strategic opportunities and alternatives. This exploration resulted in the strategic combination transaction with YDI described above.

            For the three months ended March 31, 2003 and March 31, 2002, all of our sales were to customers located in the United States. Sales to customers located outside the United States may represent a significant portion of our total sales in the future.

Critical Accounting Policies

            The preparation of the Company's consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect: the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods. Note 1 of the "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 describes the significant accounting policies used in the preparation of the consolidated financial statements. The Company's management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management's estimates. The most significant areas involving management judgments and estimates are described below.

      Assets Held for Sale

            The Company has identified certain equipment as being surplus to the ongoing operations of the business as it has exited certain product lines and restructured certain of its operations. The Company has continued to assess the net realizable value of these assets and, in the future, additional surplus assets may be identified and adjustments to their net realizable value made.

      Income Taxes

            The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. There were no net deferred tax assets at March 31, 2003 and at December 31, 2002, respectively.

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

                                                  Three Months Ended
                                                       March 31,
                                                      (unaudited)
                                               -------------------------
                                                  2003           2002
                                               ----------     ----------
     Sales .................................        100.0%         100.0%
     Cost of sales .........................      8,060.0       15,960.0
                                               ----------     ----------

     Gross margin (loss) ...................     (7,960.0)     (15,860.0)
     Operating expenses
         Research and development, net .....     13,260.0       22,420.0
         Selling, general and administrative     26,200.0       28,820.0
                                               ----------     ----------

            Total operating expenses .......     39,460.0       51,240.0
                                               ----------     ----------

     Operating loss ........................    (47,420.0)     (67,100.0)
     Other income (expense) ................      1,020.0       28,240.0
                                               ----------     ----------

     Loss before income taxes ..............    (46,400.0)     (38,860.0)
     Income taxes ..........................         (0.0)          (0.0)
                                               ----------     ----------

     Net loss ..............................    (46,400.0)%    (38,860.0)%
                                               ==========     ==========

Three Months Ended March 31, 2003

      Sales

            Sales leveled at $5,000 for the three months ended March 31, 2003 and March 31, 2002, respectively. These decreased sales reflect lack of any significant demand for our FiberLeap(TM) and EtherLeap(TM) products to date, resulting in part from a general industry decline.

      Cost of Sales

            Cost of sales consists of component and material costs, direct labor costs, warranty costs, overhead related to manufacturing our products, and customer support costs. Cost of sales decreased $400,000 to $403,000 for the three months ended March 31, 2003 from $0.8 million for the three months ended March 31, 2002. Gross margins were negative 7,960% in the three months ended March 31, 2003 and negative 15,860% for the three months ended March 31, 2002. The decrease in cost of sales and in gross margin as a percentage of sales were attributable primarily to decreased manufacturing costs due to personnel and cost reduction initiatives.

      Research and Development Expenses

            Research and development expenses consist primarily of personnel and related costs associated with our product development efforts. These include costs for development of products and components, test equipment and related facilities. Gross research and development expenses decreased by $458,000 to $0.7 million for the three months ended March 31, 2003 from $1.1 million for the three months ended March 31, 2002. The research and development cost decline is attributable to reductions in the size of our research and development staff, development material, capital equipment, and related facilities and support costs

      Selling, General and Administrative Expenses

            Selling, general and administrative expenses consist primarily of employee salaries and associated costs for selling, marketing, customer support, information systems, finance, legal, and administration. Selling, general and administrative expenses decreased 9.1% to $1.3 million for the three months ended March 31, 2003 from $1.4 million for the three months ended March 31, 2002. The decrease was due primarily to a decrease in the number of personnel in these areas and from decreases in related spending as we reduced the administrative structure of the Company to correspond to the decrease in sales and production volumes.

      Other Income (Expense)

            Other income (expense) consists of interest and dividends earned on cash and marketable securities and other non-operating income offset by interest expense on debt and capital lease obligations and miscellaneous non-operating expenses. Total other income (expense) decreased to $51,000 in income for the three months ended March 31, 2003 from $1.4 million in income for the three months ended March 31, 2002. Income from settlement of litigation of $1.2 million for the three months ended March 31, 2002 resulted from the settlement of the litigation against Alcatel that was a one-time transaction only in 2002. Interest expense decreased to $42,000 for the three months ended March 31, 2003 from $105,000 for the three months ended March 31, 2002. Interest and other income decreased to $93,000 for the three months ended March 31, 2003 from $294,000 for the same period in 2002 primarily due to reductions in the balances of cash and marketable securities.

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

            At March 31, 2003, we had cash and cash equivalents of $3.7 million (including restricted cash of $614,000 - see Note 3 to Financial Statements) and marketable securities of $3.7 million.

            The increase in other accounts receivable to $32,000 at March 31, 2003 from $1,000 at December 31, 2002 reflects the sale of test equipment assets. The increase in other assets from $373,000 at March 31, 2003 from $105,000 at March 31, 2002 was primarily a result of prepayment for April 2003 of certain of our accounts payable and future commitments. The decrease in accrued expenses to $607,000 at March 31, 2003 from $1.3 million at December 31, 2002 principally reflects payment of employee severance, unused vacation, and accrued payable and medical, legal, and accounting amounts at March 31, 2003.

            At March 31, 2003, we paid off all short and long-term debt, in order to release our property that had been security for the debt. This was done to allow potential sale of excess equipment in the future.

            At March 31, 2003, we had approximately $230,000 in capital lease obligations, which are due through January 2005.

            Cash utilized in operating activities in the three months ended March 31, 2003 was $3.0 million compared to $1.1 million for the same period in 2002. For the three months ended March 31, 2003, cash used in operating activities primarily represented funding of our net losses, payment of accounts payable and prepayment of April 2003 expenses. For the same period in 2002, funding of net losses was $1.9 million.

            Cash provided by investing activities for the three months ended March 31, 2003 was $176,000 compared to cash utilized by investing activities of $60,000 for the same period in 2002. In the three months ended March 31, 2003 and March 31, 2002, these amounts related primarily to the purchase and sale of marketable securities.

            Cash utilized by financing activities in the three months ended March 31, 2003 was $1.9 million compared to $1.4 million for the same period in 2002. The financing activities for the three months ended March 31, 2003 consisted primarily of payments on capital lease obligations and long term debt and transfers to restricted cash. The financing activities for the three months ended March 31, 2002 consisted primarily of the repayments of long-term debt and capital lease obligations and a transfer to restricted cash. The amounts were partially offset by the proceeds from equipment lease financing.

            Our 2003 and future cash requirements will depend upon a number of factors, including the impact of our recent transaction with YDI, the timing and extent of growth in our FiberLeap(TM) and EtherLeap(TM) and other product lines, the timing and level of research and development activities and sales and marketing campaigns, and our ability to generate sales orders while controlling manufacturing and overhead costs. We believe that our cash and marketable securities balances at March 31, 2003 will provide sufficient capital to fund our operations for at least 12 months. However, our capital needs may be higher or lower depending on a number of factors, primary among them being the results we achieve as a combined company with YDI. We may require additional capital to fund our operations. In addition, from time to time we evaluate opportunities to acquire complementary technologies or companies. Should we identify any of these opportunities, we may need to raise additional capital to fund our operations and the acquisitions. There can be no assurance that additional financing will be available to us on favorable terms or at all.

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

            As of March 31, 2003, we had cash and cash equivalents of $3.7 million. Substantially all of these amounts consisted of highly liquid investments with remaining maturities at the date of purchase of less than 90 days. As of March 31, 2003, we had marketable securities of $3.7 million which consisted of short-term, interest bearing, investment grade securities or direct or guaranteed obligations of the U.S. government with maturities through March 2004. These investments are exposed to interest rate risk and will decrease in value if market interest rates increase. We believe a hypothetical increase in market interest rates of up to as much as 10 percent from the March 31, 2003 rates would not cause the fair value of these investments to decline significantly, since the Company's investments mature within twelve months. Although an immediate increase in interest rates would not have a material effect on our financial condition or results of operations, declines in interest rates over time will reduce our interest income.

            We do not own any material equity investments. Therefore, we do not currently have any direct equity price risk. In the past three years, all sales to international customers were denominated in United States dollars and, accordingly, we were not exposed to foreign currency exchange rate risks.

Recent Accounting Pronouncements

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

Safe Harbor for Forward-Looking Statements

      General Overview

            This Quarterly Report on Form 10-Q contains forward-looking statements as defined by federal securities laws which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, intentions, projections, developments, future events, performance or products, underlying assumptions, and other statements which are other than statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "contemplates," "believes," "estimates," "predicts," "projects," "potential," "continue," and other similar terminology or the negative of these terms. From time to time, we may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this Form 10-Q, including those set forth below, and any other cautionary statements which may accompany the forward-looking statements. In addition, we undertake no obligation to update or revise any forward-looking statement to reflect events, circumstances, or new information after the date of this Form 10-Q or to reflect the occurrence of unanticipated or any other subsequent events, and we disclaim any such obligation.

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

      Cautionary Statements of General Applicability

            In addition to other factors and matters discussed elsewhere in this Form 10-Q, in our other periodic reports and filings made from time to time with the Securities and Exchange Commission, and in our other public statements from time to time (including, without limitation, our press releases), some of the important factors that, in our view, could cause actual results to differ materially from those expressed, anticipated, or implied in the forward-looking statements include, without limitation, a severe worldwide slowdown in the telecommunications equipment market; the downturn and ongoing uncertainty in the telecommunications industry and larger economy; developments in our relatively new industry and in the larger economy; the intense competition in the telecommunications equipment industry and resulting pressures on our pricing, gross margins, and general financial performance; the impact, availability, pricing, and success of competing technologies and products; difficulties in distinguishing our products from competing technologies and products; difficulties or delays in obtaining customers; dependence on a limited number of significant customers; lack of or delay in market acceptance and demand for our current and contemplated products; our having limited capital; working capital constraints; the expense of defending and the outcome of pending and future stockholder litigation; our recent focus on certain aspects of our current business; difficulties or delays inherent in entering new markets and business areas; difficulties or delays in developing and establishing new products, product lines, and business lines; difficulties or delays in developing, manufacturing, and supplying products with the contemplated or desired features, performance, price, cost, and other characteristics; difficulties in estimating costs of developing and supplying products; difficulties in developing, manufacturing, and supplying products in a timely and cost-effective manner; difficulties or delays in developing improved products when expected or desired and with the additional features contemplated or desired; our limited ability to predict our future financial performance; our inability to predict the date of our profitability; the expected fluctuation in our quarterly results; the expected fluctuation in customer demand and commitments; the expected volatility in our stock price, particularly now that our common stock is traded on the Over-The-Counter Bulletin Board; issues associated with continued listing on the Over-The-Counter Bulletin Board; difficulties in attracting and retaining qualified personnel, particularly in light of our business uncertainty, previous workforce restructurings, and lower stock price; our dependence on key personnel; inability to protect our proprietary technology; the potential for intellectual property infringement, warranty, product liability, and other claims; failure of our customers to sell broadband connectivity solutions that include our products; difficulties in our customers or ultimate end users of our products obtaining sufficient funding; cancellation of orders without penalties; difficulties in complying with existing governmental regulations and developments or changes in governmental regulation; difficulties or delays in obtaining any necessary governmental or regulatory permits, waivers, or approvals; our dependence on third-party suppliers and manufacturers; difficulties in obtaining satisfactory performance from third-party manufacturers and suppliers; risks associated with foreign sales such as collection, currency and political risk; investment risk resulting in the decrease in value of our investments; difficulties in collecting our accounts receivable; future stock sales by our current stockholders, including our directors and management; the effect of our anti-takeover defenses (including our stockholder rights plan); and risks associated with any acquisitions or investments in which we may be involved. Many of these and other risks and uncertainties are described in more detail in our annual report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

      Specific Cautionary Statements Relating to Recent Strategic Combination with Young Design, Inc.

            On April 1, 2003, we closed a strategic combination transaction with Young Design, Inc. ("YDI"). There can be no assurance whatsoever that this combination will ultimately be successful or beneficial to our stockholders. Risks associated with or arising from this recent transaction include risks relating to the ability of the companies to integrate in a cost-effective, timely manner without material loss of employees, customers, or suppliers; the time and costs required to integrate the companies; the distraction caused by this integration process; the risk that the expected synergies and other benefits of the combination will not be realized at all or to the extent expected; the risk that the contemplated cost savings from the combination may not be fully realized or may take longer to realize than expected; reactions, either negative or positive, of investors, competitors, customers, suppliers, employees, and others to the combination; management and board interest in and distraction due to this transaction; risks arising from personnel changes since the combination; costs and delays in implementing common systems and procedures, including financial accounting systems; risks associated with YDI's lack of experience operating as a public company, including the process of periodic financial reporting; risks associated with YDI's need to adopt and implement in a short period of time a number of additional accounting controls, procedures, policies, and systems to facilitate timely and accurate periodic financial reporting; the expected need for the combined company to hire additional accounting staff, including individuals familiar with periodic financial reporting; the fact that the issuance and/or future sale of a very large number of shares of common stock may cause a stagnation or decline in the market price of our common stock, and the possible need or desire for a reverse split of our common stock given the larger number of shares outstanding.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

            See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, - Disclosures about Market Risk.

Item 4. Controls and Procedures.

            (a) Disclosure controls and procedures. Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Our disclosure controls and procedures include a significant portion of our internal accounting controls. Robert E. Fitzgerald, our Chief Executive Officer, and Patrick L. Milton, our Chief Financial Officer and Treasurer, supervised and participated in this evaluation. Based on this evaluation, Messrs. Fitzgerald and Milton concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

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

Item 2. Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

            On April 1, 2003, we issued 37,499,999 shares of our common stock that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). These shares were issued in connection with our strategic combination transaction with Young Design, Inc., which was a privately-held Virginia corporation ("YDI").

            On that day, we completed a stock-for-stock strategic combination transaction (the "combination") with YDI pursuant to a definitive strategic combination agreement dated as of March 17, 2003. Pursuant to the terms of that agreement, we formed a subsidiary, WFWL Acquisition Corporation, that merged with and into YDI and we issued new shares of our common stock to the stockholders of YDI. We are the continuing corporation, and our stockholders continued to hold our common stock following the transaction.

            In connection with the combination, each outstanding share of YDI common stock was converted into the right to receive 2.5 shares of our common stock. This exchange ratio was determined through arms-length negotiation between YDI and us. As a result, we issued 37,499,999 shares of our common stock to the two former stockholders of YDI. 20,663,267 shares were issued to Concorde Equity, LLC, and 16,836,732 shares were issued to Michael F. Young. Robert E. Fitzgerald, former Chief Executive Officer of YDI and our current Chief Executive Officer, owns over fifty percent of the equity interests of Concorde Equity and is President and Managing Member of that entity. Immediately after the closing of the transaction, we had 54,208,312 shares of our common stock outstanding, and YDI is now our wholly-owned subsidiary.

            As indicated above, we received no cash proceeds from the issuance of these shares.

            The issuance described above was completed without registration under the Securities Act in reliance upon the exemptions contained in Section 4(2) and/or 4(6) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act for transactions not involving a public offering. This reliance was based in part on representations and warranties made to us by both Concorde Equity and Mr. Young in connection with the combination.

            We engaged the investment banking firm Ferris, Baker Watts, Incorporated in connection with our overall consideration and investigation of strategic alternatives available to us. Ferris, Baker provided typical investment banking advice and services in connection with this process, including the selection of the transaction with YDI and rendering a fairness opinion relating to the transaction with YDI. We paid Ferris, Baker typical fees for this overall engagement. No fees were paid specifically as commissions for the issuance of our stock described above. The issuance of common stock by us described above did not involve the use of an underwriter.

Use of Proceeds from Registered Offerings

            On February 1, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-87885) filed in connection with the initial public offering of 4,600,000 shares of our common stock.

            We received approximately $71.1 million of net proceeds from the offering. Those net proceeds are being used for working capital and general corporate purposes. Pending such uses, the net proceeds have been invested in short-term, interest-bearing, investment grade securities or direct or guaranteed obligations of the U.S. government. From the time of receipt through March 31, 2003, we have applied approximately $68.4 million of the net proceeds from the offering toward working capital, financing capital expenditures, and funding operating losses.

Item 5. Other Information.

Certification Under Sarbanes-Oxley Act

            Our chief executive officer and chief financial officer have furnished to the Securities and Exchange Commission the certification with respect to this report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits and Reports on Form 8-K.

            (a) Exhibits

                None.

            (b) Reports on Form 8-K

            On January 9, 2003, we filed a report on Form 8-K to report that we had terminated the merger agreement among us, P-Com, Inc., and a subsidiary of P-Com, Inc.

            On March 20, 2003, we filed a report on Form 8-K to report that we had signed a definitive strategic combination agreement with Young Design, Inc.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Telaxis Communications Corporation


Date:  May 15, 2003            By:       /s/  Patrick L. Milton
                                    --------------------------------------------
                                    Patrick L. Milton,
                                    Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)

                                 CERTIFICATIONS

            I, Robert E. Fitzgerald, Chief Executive Officer of Telaxis Communications Corporation, certify that:

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


Date: May 15, 2003                 /s/ Robert E. Fitzgerald
                              ---------------------------------------
                                       Robert E. Fitzgerald
                                       Chief Executive Officer

            I, Patrick L. Milton, Chief Financial Officer and Treasurer of Telaxis Communications Corporation, certify that:

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


Date: May 15, 2003                    /s/ Patrick L. Milton
                                  ---------------------------------------------
                                          Patrick L. Milton
                                          Chief Financial Officer and Treasurer