Form 10-Q
period 2003-06-30
YDI WIRELESS INC
filed 2003-08-14
CIK 712511

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ---------------------------------
                                    FORM 10-Q
                        ---------------------------------


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________TO____________


                        Commission File Number 000-29053

                               YDI WIRELESS, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                   04-2751645
   (State or other jurisdiction            (I.R.S. Employer Identification No.)
 of incorporation or organization)


                                8000 LEE HIGHWAY
                             FALLS CHURCH, VA 22042
                    (Address of principal executive offices)


                                 (703) 205-0600
              (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [_] No [X]

      As of July 9, 2003, there were 54,266,480 shares of the registrant's common stock outstanding. As of July 31, 2003, there were approximately 13,566,834 shares of the registrant's common stock outstanding. This number is subject to the final results of the reverse/forward stock splits implemented by the registrant on July 9, 2003.

                               YDI WIRELESS, INC.
                                      INDEX

                                                                                                      PAGE NO.
                                                                                                    ------------
PART I.  FINANCIAL INFORMATION

       Item 1.   Financial Statements .............................................................

                    Consolidated Balance Sheets as of June 30, 2003 (unaudited)
                      and December 31, 2002 .......................................................        4

                    Consolidated Statements of Operations for the three months and
                      six months ended June 30, 2003 and 2002 (unaudited) .........................        5

                    Consolidated Statement of Changes in Stockholders' Equity for
                      the six months ended June 30, 2003 (unaudited) ..............................        6

                    Consolidated Statements of Cash Flows for the six months ended
                      June 30, 2003 and 2002 (unaudited) ..........................................        7

                    Notes to Consolidated Financial Statements (unaudited) ........................        8

       Item 2.   Management's Discussion and Analysis of Financial Condition and
                 Results of Operations ............................................................       19

       Item 3.   Quantitative and Qualitative Disclosures about Market Risk .......................       26

       Item 4.   Controls and Procedures ..........................................................       26


PART II. OTHER INFORMATION

       Item 1.   Legal Proceedings ................................................................       27

       Item 2.   Changes in Securities and Use of Proceeds ........................................       28

       Item 4.   Submission of Matters to a Vote of Security Holders ..............................       29

       Item 6.   Exhibits and Reports on Form 8-K .................................................       30

       SIGNATURES .................................................................................       31

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

Item 1.  Financial Statements.

                       YDI WIRELESS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                          YDI Wireless,           Young Design,
                                                                                            Inc. and                Inc. and
                                                                                          Subsidiaries            Subsidiaries
                                                                                         (Consolidated)          (Consolidated)
                                                                                          June 30, 2003         December 31, 2002
                                                                                         ---------------        -----------------
                                                                                           (unaudited)
                                                                                         ---------------
Assets
Current assets:
   Cash and cash equivalents ..........................................................    $      4,937         $         939
   Restricted cash ....................................................................             353                    --
   Marketable securities ..............................................................           1,611                    --
   Accounts receivable, net ...........................................................           2,607                 1,686
   Refundable income taxes ............................................................             275                    --
   Other receivables ..................................................................             439                    --
   Inventory ..........................................................................           2,291                 2,386
   Investment securities - trading ....................................................               8                     4
   Deferred tax asset .................................................................             142                   142
   Deposit ............................................................................               1                     1
   Prepaid expenses ...................................................................             200                   451
                                                                                         ---------------        --------------

       Total current assets ...........................................................          12,864                 5,609
   Property and equipment, net ........................................................           3,210                 1,823

Other Assets:
  Investment in unconsolidated subsidiaries ...........................................              --                    36
  Investment securities - available-for-sale ..........................................           1,013                   841
  Intangible assets, net ..............................................................             606                     9
  Deferred tax asset ..................................................................             245                   245
  Deposits ............................................................................              48                     9
  Other assets ........................................................................               3                    --
                                                                                         ---------------        --------------
       Total other assets..............................................................           1,915                 1,140
                                                                                         ---------------        --------------

       Total assets ...................................................................  $       17,989         $       8,572
                                                                                         ===============        ==============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses ..............................................  $        3,772         $       2,158
   Current maturities of notes payable ................................................             851                   495
   Current deposit - non-refundable ...................................................              --                     9
                                                                                         ---------------        --------------

       Total current liabilities ......................................................           4,623                 2,662

Notes payable, net of current maturities ..............................................           1,291                 1,402
                                                                                         ---------------        --------------

       Total liabilities ..............................................................           5,914                 4,064

Commitments and contingencies

Stockholders' Equity
   Preferred stock, $0.01 par value; authorized 4,500,000, none issued at June 30,
     2003; none authorized, none issued at December 31, 2002 ..........................              --                    --
   Common stock, $0.01 par value, authorized 100,000,000, issued 54,266,480 at June
     30, 2003; $0.0001 par value, 30,000,000 shares authorized, issued 15,000,000
     at December 31, 2002 .............................................................             544                     2
   Additional paid-in capital .........................................................           3,684                   449
   Treasury stock .....................................................................             (37)                   --
   Retained earnings ..................................................................           7,747                 4,066
   Accumulated other comprehensive income:
     Net unrealized gain/(loss) on available-for-sale securities ......................             137                    (9)
                                                                                         ---------------        --------------

       Total stockholders' equity .....................................................          12,075                 4,508
                                                                                         ---------------        --------------

       Total liabilities and stockholders' equity......................................  $       17,989         $       8,572
                                                                                         ===============        ==============


   The accompanying notes are an integral part of these financial statements.

                       YDI WIRELESS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (In thousands, except per share data)


                                                            YDI Wireless,   Young Design,       YDI Wireless,    Young Design,
                                                              Inc. and        Inc. and            Inc. and          Inc. and
                                                            Subsidiaries    Subsidiaries        Subsidiaries     Subsidiaries
                                                           (Consolidated)  (Consolidated)      (Consolidated)   (Consolidated)
                                                           -----------------------------        -----------------------------
                                                                 For the Three Months                 For the Six Months
                                                                    Ended June 30,                      Ended June 30,
                                                           -----------------------------        -----------------------------
                                                                2003             2002               2003             2002
                                                           ------------     ------------        ------------     ------------
Revenues ...........................................       $      7,229     $      4,870        $     13,665     $      9,880

Cost of goods sold .................................              4,961            3,176               9,399            6,463
                                                           ------------     ------------        ------------     ------------

    Gross profit ...................................              2,268            1,694               4,266            3,417

Operating expenses:
    Selling costs ..................................                536              289               1,003              574
    General and administrative .....................              2,781              942               3,939            2,091
    Research and development .......................                454               94                 575              195
                                                           ------------     ------------        ------------     ------------

       Total operating expenses ....................              3,771            1,325               5,517            2,860
                                                           ------------     ------------        ------------     ------------

Operating income (loss) ............................             (1,503)             369              (1,251)             557

Other income (expenses):
    Interest income ................................                146               14                 111               22
    Interest expense ...............................                (34)             (24)                (63)             (62)
    Excess of acquired net assets over cost ........              4,747               --               4,747               --
                                                           ------------     ------------        ------------     ------------

       Total other income ..........................              4,859              (10)              4,795              (40)
                                                           ------------     ------------        ------------     ------------

Income before income taxes .........................              3,356              359               3,544              517

    Provision (benefit) for income taxes ...........               (259)              --                (177)              --
                                                           ------------     ------------        ------------     ------------

Net income .........................................       $      3,615     $        359        $      3,721     $        517
                                                           ============     ============        ============     ============

Weighted average shares - basic ....................         54,208,313       15,000,000          23,664,355       15,000,000
                                                           ============     ============        ============     ============
    EPS, basic .....................................       $       0.07     $       0.02        $       0.16     $       0.03
                                                           ============     ============        ============     ============

Weighted average shares - diluted ..................         56,854,205       15,000,000          25,853,920       15,000,000
                                                           ============     ============        ============     ============

    EPS, diluted ...................................       $       0.06     $       0.02        $       0.14     $       0.03
                                                           ============     ============        ============     ============


   The accompanying notes are an integral part of these financial statements.

                       YDI WIRELESS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                        (in thousands, except share data)
                                   (unaudited)


                                                                                                        Accumulated
                                               Common Stock        Additional               Common         Other
                                          -----------------------    Paid-in    Retained   Stock in    Comprehensive
                                             Shares       Amount     Capital    Earnings   Treasury    (Loss) Income      Total
                                          -----------    --------  ----------   --------   --------    -------------   ----------
Balances, January 1, 2003 .............    15,000,000    $      2    $    449   $  4,066    $    --    $         (9)   $   4,508

Merger with Telaxis ...................    39,208,312         541       3,235         --        (37)             --        3,739
Exercise of stock options .............         2,600          --          --         --         --              --           --
Exercise of warrants ..................        55,568           1          --         --         --              --            1
Other .................................            --          --          --        (40)        --              --          (40)
Net income ............................            --          --          --      3,721         --              --        3,721
   Comprehensive income................            --          --          --         --         --              --           --
   Unrealized gain on investments......            --          --          --         --         --             146          146
                                          -----------    --------  ----------   --------   --------    -------------   ----------

Balances, June 30, 2003 ...............    54,266,480    $   544   $   3,684    $  7,747   $    (37)   $        137    $  12,075
                                          ===========    ========  ==========   ========   ========    =============   ==========




   The accompanying notes are an integral part of these financial statements.

                       YDI WIRELESS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                               YDI Wireless,      Young Design,
                                                                                 Inc. and           Inc. and
                                                                               Subsidiaries       Subsidiaries
                                                                              (Consolidated)      (Consolidated)
                                                                              ---------------------------------
                                                                              For the Six Months Ended June 30,
                                                                              ---------------------------------
                                                                                  2003                  2002
                                                                              -----------           ----------
Cash flows from operating activities:
   Net income ..........................................................      $    3,721            $     517
     Depreciation and amortization .....................................             425                   57
     Unrealized loss (gain) on trading securities ......................             146                   --
     Recognition of excess of acquired net assets over cost ............          (4,747)                  --
     Changes in assets and liabilities affecting operations:
       Accounts receivable, net ........................................            (921)                (875)
       Inventory .......................................................              95                 (837)
       Deposits ........................................................             (21)                 (56)
       Prepaid expenses ................................................             404                  (21)
       Refundable income taxes .........................................            (275)
       Deferred tax asset ..............................................              --                  393
       Intangible assets, net ..........................................            (600)                  20
       Accounts payable and accrued expenses ...........................           1,006                  317
       Income taxes payable ............................................              --                  183
       Other ...........................................................             135                   (2)
                                                                              -----------           ----------

            Net cash utilized by operating activities ..................            (632)                (304)
                                                                              -----------           ----------

Cash flows from investing activities:
   Purchase of securities ..............................................            (140)                 (83)
   Purchase of property and equipment ..................................              (5)                 (27)
   Increase in restricted cash .........................................            (353)                  --
   Increase in marketable securities ...................................          (1,611)                  --
   Cash received with purchase of Telaxis ..............................           6,711                   --
                                                                              -----------           ----------

       Net cash used in investing activities ...........................           4,602                 (110)
                                                                              -----------           ----------

Cash flows from financing activities:
   Distributions to Merry Fields members ...............................             (40)                  --
   Issuance of notes payable ...........................................             500                  900
   Repayment of notes payable ..........................................            (432)                 (23)
                                                                              -----------           ----------

       Net cash provided by (used in) financing activities .............              28                  877
                                                                              -----------           ----------

Net increase (decrease) in cash ........................................           3,998                  877
Cash, beginning of year ................................................             939                1,133
                                                                              -----------           ----------

Cash, end of year ......................................................      $    4,937            $   1,596
                                                                              ===========           ==========

Supplemental disclosure of cash flow information:
   Cash paid for interest ..............................................         $    62              $    61
                                                                              ===========           ==========
   Income taxes paid ...................................................         $    83              $     2
                                                                              ===========           ==========


   The accompanying notes are an integral part of these financial statements.

                       YDI WIRELESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    Organization

      Young Design, Inc. ("Young Design") was incorporated under the laws of the Commonwealth of Virginia on February 28, 1986 to engage in the business of manufacturing and sale of equipment for use in transmission of data access on a wireless basis. Young Design operates its business in Falls Church, Virginia.

      Zeus Wireless, Inc. ("Zeus") was formed under the laws of the State of California. Zeus was a developer and manufacturer of 2.4 GHz transceivers providing mission critical wireless data connectivity. Zeus' offices are located in Columbia, Maryland.

      Merry Fields, LLC ("Merry Fields") was formed by certain shareholders of Young Design under the laws of the State of Delaware on August 11, 2000. Merry Fields owns the property and land leased to YDI for its principal operations.

      On April 1, 2003, Young Design completed a strategic combination transaction (the "combination") with Telaxis Communications Corporation ("Telaxis"), pursuant to a definitive strategic combination agreement dated as of March 17, 2003. Pursuant to the terms of that agreement, Telaxis formed a subsidiary, WFWL Acquisition Subsidiary, that merged with and into Young Design and Telaxis issued new shares of its common stock to the stockholders of Young Design. As of the date of the combination, Telaxis was a Massachusetts corporation. Subsequently, Telaxis reincorporated into Delaware and changed its name to YDI Wireless, Inc. ("YDI Wireless" or the "Company"). For financial reporting purposes, the combination has been treated as a purchase of Telaxis by Young Design (see note 15).


2.    Summary of Significant Accounting Policies

   Interim Financial Information

      In our opinion, the interim financial information as of June 30, 2003 and for the three and six months ended June 30, 2002 and 2003 contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

      The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

   Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Principles of Consolidation

      The consolidated financial statements include the accounts of YDI Wireless and its wholly owned subsidiaries and also Merry Fields, a consolidated affiliate. The Company consolidates the financial statements of Merry Fields because it guarantees the affiliate's mortgage debt and substantially all of Merry Field's income is generated from transactions with YDI Wireless. All significant inter-company balances and transactions have been eliminated in consolidation. The operating results of Telaxis are included in the financial statements beginning April 1, 2003.

   Asset Impairment

      We periodically evaluate the carrying value of long-lived assets when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

   Cash and Cash Equivalents

      We consider cash on hand, deposits in banks, money market accounts and investments with an original maturity of three months or less to be cash or cash equivalents. We also separately report any restricted cash balances that are encumbered.

   Investments

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Debt and Equity Securities", securities are classified into three categories: held-to-maturity, available-for-sale, and trading. Because we hold certain securities principally for the purpose of selling them in the near future, they are classified on the balance sheet as trading securities. As a result, the securities are carried at fair value and realized and unrealized gains and losses are included in the consolidated statements of operations. Securities available-for-sale are reported at fair value. Any unrealized gain or loss, net of applicable income taxes, is reported as a separate addition to or reduction from stockholders' equity as other comprehensive income. Investment income includes realized and unrealized gains and loss on investments, interest and dividends.

   Investments - Equity Method

      Investments in private companies are accounted for under the equity or cost method based on our voting interest and degree of control or influence we may have over the operations.

   Accounts Receivable

      We provide an allowance to account for amounts, if any, of our accounts receivable, which are considered uncollectible. We base our assessment of the allowance for doubtful accounts on historical losses and current economic conditions. Accounts receivable are determined to be past due based on a contractual term of 30 days. We grant unsecured credit to our United States customers. The allowance for doubtful accounts was approximately $235,000 and $185,000 as of June 30, 2003 (unaudited) and December 31, 2002, respectively.

   Inventory

      Inventory consists of electronic components and finished goods and is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

   Property and Equipment

      Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which range from two to seven years for personal property and 39 years for real property.

   Intangible Assets

      Intangible assets subject to amortization include intellectual property and a non-compete agreement. Amortization is computed using the straight-line method over three years, which is the estimated useful life of the respective assets. Amortization expense as of June 30, 2003 (unaudited) and December 31, 2002 totaled approximately $3,000 and $10,800, respectively.

   Income Taxes

      We account for income taxes under SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The principal differences are net operating loss carry forwards, start-up costs, property and equipment, nonrefundable contract deposits, allowance for doubtful accounts, inventory reserves, and negative goodwill related to acquisitions.

         Merry Fields is a limited liability company and is taxed as a partnership. Accordingly, for Merry Fields, items of income, deductions, expenses and credits pass through directly to its members and are reported on their tax returns.

   Revenue Recognition

      We recognize revenue when a purchase commitment has been received, shipment has been made to the customer, collection is probable and, if contractually required, a customer's acceptance has been received.

   Excess of Acquired Net Assets Over Cost

      Young Design's excess of acquired net assets over cost resulted from the acquisition of Telaxis in 2003. The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets purchased and the liabilities assumed based on the estimated fair values at the date of the acquisition. We recognized the entire $4.7 million of excess acquired net assets over cost as other income in the second quarter 2003 in accordance with SFAS No. 142, "Goodwill and Other Intangibles" because the combination was consummated in that quarter.

   Research and Development

      Research and development costs are expensed as incurred.

   Shipping and Handling Costs

      Shipping and handling are charged to customers and included in both revenue and costs of goods sold on the Consolidated Statement of Operations.

   Comprehensive Income

      We report comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." During the periods ended June 30, 2003 (unaudited) and December 31, 2002, we had approximately $146,000 and

$38,000, respectively, of unrealized gains on available-for-sale investments, net of income taxes of $61,000 and $26,000, respectively.

   Recent Accounting Pronouncements

      In April, 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends Statement 133 for decisions made by the Derivatives Implementation Group, in particular the meaning of an initial net investment, the meaning of underlying and the characteristics of a derivative that contains financing components. Presently, we have no derivative financial instruments and, therefore, believe that adoption of the Statement will have no effect on our financial statements.

      In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement requires that the issuer classify certain instruments as liabilities, rather than equity, or so-called mezzanine equity. Presently, we have no financial instruments that come under the scope of the Statement and, therefore, believe that adoption of the new Statement will have no impact on our financial statements.


3.    Inventory

                                                                         June 30, 2003        December 31, 2002
                                                                         -------------        -----------------
                                                                          (unaudited)
                                                                         -------------
             Raw Materials ..........................................    $         412        $             502
             Work in process ........................................               41                        9
             Finished goods .........................................            2,038                    2,051
                                                                         -------------        -----------------
                                                                                 2,491                    2,562
             Allowance for excess and obsolescence ..................             (200)                    (176)
                                                                         -------------        -----------------
             Net Inventory ..........................................    $       2,291        $           2,386
                                                                         =============        =================
4.    Marketable Securities

                                                                         June 30, 2003        December 31, 2002
                                                                         -------------        -----------------
                                                                          (unaudited)
                                                                         -------------
             Fixed income ..........................................     $      1,611         $        -
                                                                         =============        =================

5.    Investment Securities - Trading

         We hold the following investments classified as trading with a fair market value as follows:

                                                                         June 30, 2003        December 31, 2002
                                                                         -------------        -----------------
                                                                          (unaudited)
                                                                         -------------
             Equity securities .....................................     $          8         $        4
                                                                         =============        =================

6.    Investment Securities - Available For Sale

      As of June 30, 2003 (unaudited) and December 31, 2002, we owned 165,888 unregistered shares and 304,362 and 257,623, respectively, registered shares of Phazar Corporation. In addition, we owned 37,600 and 72,800 registered shares of RF Industries as of June 30, 2003 and December 31, 2002, respectively.

      In September 2000, we purchased 2,000,000 shares of common stock in Spectrum Access, Inc. ("Spectrum"). In exchange for the shares, we granted the use of our broadcasting space in the Falls Church tower, as well as providing selected equipment and training to Spectrum. As of June 30, 2003 and December 31, 2002, our ownership interest of approximately 11 percent has been valued at $10,500.

                                                 June 30, 2003 (unaudited)              December 31, 2002
                                               -------------------------------    -------------------------------
                                                 Cost Basis    Carrying Value       Cost Basis    Carrying Value
                                               --------------- ---------------    --------------- ---------------
             Spectrum ....................     $           10  $           10     $           10  $           10
             RF Industries ...............                 77             122                145             153
             Phazar ......................                794             881                700             678
                                               --------------- ---------------    --------------- ---------------
                                               $          881  $        1,013     $          855  $          841
                                               --------------- ---------------    --------------- ---------------

7.    Property and Equipment

      Property and equipment consisted of the following:

                                                                          June 30, 2003      December 31, 2002
                                                                          -------------      -----------------
                                                                           (unaudited)
                                                                          -------------
             Land .....................................................   $        522       $          522
             Building .................................................          1,377                1,377
             Machinery and equipment ..................................         10,073                   --
             Equipment under capital lease ............................          3,004                   --
             Leasehold improvements ...................................          1,199                   --
             Automobiles ..............................................             37                   37
             Furniture and equipment ..................................            819                   96
             Lab equipment ............................................            136                  132
                                                                          -------------      -----------------
                                                                                17,167                2,164
                    Less:  accumulated depreciation ...................        (13,957)                (341)
                                                                          -------------      -----------------
             Property and equipment, net ..............................   $      3,210       $        1,823
                                                                          -------------      -----------------

      Depreciation expense totaled approximately $422,000 and $120,000, respectively for the periods ended June 30, 2003 (unaudited) and December 31, 2002.

8.    Income Taxes

      We estimate our annual effective tax rate at 0% based on our estimate of current year projected tax loss. Based on this, we expect to file amended tax returns for calendar year 2002 and receive refunds of approximately $175,000 and 2003 estimated tax payments refunds of $83,000.

9.    Notes Payable

      Notes payable consisted of the following:

                                                                                June 30, 2003      December 31, 2002
                                                                                -------------      -----------------
                                                                                 (unaudited)
                                                                                -------------
             In May 2002, Young Design executed a $750,000 note                 $        --        $          375
             payable with a financial institution related to the bulk
             purchase of inventory.  The note is non-interest bearing
             and requires four (4) calendar quarter payments of
             $187,500 through June 30, 2003 (unaudited). ....................

             In May 2002, Merry Fields executed a loan consolidation and refinance agreement with a financial institution for a term loan of $1,565,374 secured by the building and land in
             Falls Church, Virginia. The loan requires monthly payments of $18,781 consisting of principal and interest. The loan
             bears interest at 7.34% per annum and matures on May 31,
             2012. .........................................................          1,464                  1,522

             In February 2003, Young Design executed a $500,000 note due and payable December 31, 2003 in exchange for inventory and
             intellectual property from an unrelated party.  The note is
             non-interest bearing. ..........................................           500                      -

             Other ..........................................................           178                      -
                                                                                -------------      -----------------
                                                                                      2,142                  1,897
                      Current portion .......................................          (851)                 (495)
                                                                                -------------      -----------------
                                                                                $     1,291        $        1,402
                                                                                =============      =================

10.   Commitments and Contingencies

    Leases

      We have various operating leases for equipment, office and production space. These leases generally provide for renewal or extension at market prices.

      In August 2000, Merry Fields executed a lease agreement with Young Design for the lease of the building in Falls Church, Virginia. The lease commenced on January 1, 2001 and terminates on December 31, 2010. The lease provides for base monthly rent payments of $20,625 with a 3% fixed annual increase after the base year. All intercompany rental income and expense under the lease agreement has been eliminated in consolidation.

      Rent expense, excluding rent paid to Merry Fields, for the periods ended June 30, 2003 and December 31, 2002 was approximately $187,000 and $151,000, respectively.

11.   401(k) - Retirement Plan

      We have a 401(k) retirement plan covering all employees who meet certain minimum eligibility requirements. Each year employees can elect to defer the lesser of 15% of earned compensation or the maximum amount permitted by the Internal Revenue Code. We may make contributions to the plan at our discretion. We made no contribution to the plan for the periods ended June 30, 2003 (unaudited) and December 31, 2002. (NOTE: Prior to the effective date of the combination transaction in April 2003, Telaxis had made matching contributions to the 401(k) plan for its employees).

12.   Employee Stock Option Plan

      The shareholders and board of directors of Young Design approved an employee stock option plan September 16, 2002 under which 1,500,000 shares of common stock have been reserved for issuance upon exercise of options granted to employees, directors or consultants.

      A summary of the option activity is as follows:

                                                                           Options Outstanding
                                                                  --------------------------------------------
                                                                  Number of Shares     Per Unit Exercise Right
                                                                  ----------------     -----------------------
              Outstanding December 31, 2002 .................              711,500     $                 1.00
                   Conversion from Young Design options to
                    Telaxis options                                      1,067,250     $                 0.40
                   Telaxis options as of 4/1/03                          2,798,780     $         0.33 - 40.25
                                                                  ----------------     ----------------------
                                                                         4,577,530     $         0.33 - 40.25

                   Options granted ..........................              165,000     $         0.23 -  1.00
                   Options exercised ........................               (2,600)    $                 0.53
                   Options expired/canceled .................             (553,054)    $         0.40 - 40.25
                                                                  ----------------     ----------------------
              Outstanding June 30, 2003 (unaudited) .........            4,186,876     $         0.23 - 40.25
                                                                  ================     ======================

      We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), but apply the intrinsic value method set forth in Accounting Principles Board Opinion No. 25. For stock options granted to employees in the first half of 2003, we have estimated the fair value of each option granted using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 2.37% for the options granted during 2003, expected volatility of 284%, expected option life of 4 years and no dividend payment expected for 2003. Using these assumptions, the fair value of the stock options granted in 2003 is $3.68 per stock option.

      If we had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income per share would have been changed to the pro forma amount indicated below:

                                                                                    Period Ended June 30,
                                                                                         (unaudited)
                                                                                  ---------------------------
                                                                                      2003            2002
                                                                                  ------------    -----------
      Net Income (unaudited) attributable to common stockholders, as reported:    $      3,721    $       517

          Less:  Total stock based employee compensation expense determined
          under the fair value based method for all awards.....................          3,896             --
                                                                                  ------------    -----------

      Pro forma net income attributable to common stockholders ................   $       (175)   $       517
                                                                                  ============    ===========

      Basic net income per common share, as reported ..........................   $       0.16    $      0.03
                                                                                  ============    ===========
      Basic net income per common share, pro forma ............................   $      (0.01)   $      0.03
                                                                                  ============    ===========

      Diluted net income per common share, as reported ........................   $       0.14    $      0.03
                                                                                  ============    ===========
      Diluted net income per common share, pro forma ..........................   $      (0.01)   $      0.03
                                                                                  ============    ===========

13.   Concentrations

      We maintain our cash, cash equivalent, and restricted cash balances in several banks. The balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per bank. At June 30, 2003 (unaudited) and December 31, 2002, the uninsured portion totaled approximately $4.9 million and $976,000, respectively.

      During the periods ended June 30, 2003 (unaudited) and December 31, 2002, accounts receivable from three and two major customers, respectively, totaled approximately $820,000 and $477,000, respectively, which represented 30% and 28%, respectively, of total accounts receivable.

      One customer accounted for 12.2% of sales for the quarter ended June 30, 2003. No customer exceeded 10% of sales for the same period ended June 30, 2002. There were no customers that exceeded 10% of sales for the period from January 1 to June 30 in either 2002 or 2003.

      We had one supplier that accounts for approximately 15% of costs of goods sold for the three and six months ended June 30, 2003.

14.   Earnings per share (unaudited):

                                              Three Months Ended June 30, 2002         Six Months Ended June 30, 2002
                                              --------------------------------         ------------------------------
                                                  2003                2002                  2003              2002
                                              -------------       ------------         --------------      ----------
Numerator
     Net income                               $       3,615       $        359         $        3,721      $      517
                                              =============       ============         ==============      ==========

Denominator - weighted average shares
     Denominator for basic earnings per
     share                                       54,208,313         15,000,000             23,664,355      15,000,000
                                              =============       ============         ==============      ==========
     Denominator for diluted earnings per
     share                                       56,854,205         15,000,000             25,853,920      15,000,000
                                              =============       ============         ==============      ==========

     Basic earnings per share                 $        0.07       $       0.02         $        0.16       $     0.03
                                              =============       ============         ==============      ==========
     Diluted earnings per share               $        0.06       $       0.02         $        0.14       $     0.03
                                              =============       ============         ==============      ==========

15.   Acquisition

      The following describes the acquisition by Young Design of Telaxis completed on April 1, 2003.

      On April 1, 2003, Young Design merged with a subsidiary of Telaxis. For accounting purposes, Young Design is treated as the acquirer since it was the larger of the two entities and had significantly greater operating revenue, and the assets and liabilities of Telaxis were recorded at fair value under the purchase method of accounting. The condensed financial statements reflect the results of operations of Telaxis from April 1, 2003.

      The cost of the April 1, 2003 acquisition consisted of 37,499,999 shares of common stock valued at $8.4 million and acquisition costs of approximately $0.2 million. Accounting for the transaction as a reverse merger resulted in an excess of net assets over cost of $4.7 million. The valuation of the stock is based on the average closing price for the five days preceding the acquisition.

      Unaudited pro forma results of operations for the three and six months ended June 30, 2003 and 2002 are included below. Such pro forma information assumes that the above acquisition had occurred as of January 1, 2003 and 2002, respectively, and revenue is presented in accordance with our accounting policies. This summary is not necessarily indicative of what our results of operations would have been had if we had been a combined entity during such periods, nor does it purport to represent results of operations for any future periods.

                                                                    (unaudited)
                                                 ----------------------------------------------
                                                 Three Months Ended        Six Months Ended
                                                      June 30,                June 30,
                                                        2003              2003           2002
                                                 ------------------    ---------       --------
            Net operating revenue.............   $    7,229            $  13,665       $  9,880
            Net income........................   $    3,615            $   3,721       $    517
              Net income per common share -
              basic ..........................   $     0.07            $    0.16       $   0.03
              and diluted ....................   $     0.06            $    0.14       $   0.03

16.   Schedule of Commercial Commitments

                                                          Payments due by period (numbers in thousands)
                                            ---------------------------------------------------------------------------
                                                               Less than                        4 - 5         After 5
                                                  Total         1 year        1 -3 years        years          years
                                            --------------    -----------    -----------     -----------    -----------
Operating leases - Buildings                $        3,447    $       823    $     1,220     $       601    $       803
Operating leases - equipment                           178            126             52               0              0
Purchase commitments                                     0              0              0               0              0
Employee Contracts                                   1,060          1,060              0               0              0
                                            --------------    -----------    -----------     -----------    -----------
Total contractual cash obligations          $        4,685    $     2,009    $     1,272     $       601    $       803
                                            --------------    -----------    -----------     -----------    -----------

17.   Contingencies

      During the period from June 12 to September 13, 2001, four purported securities class action lawsuits were filed against Telaxis in the U.S. District Court for the Southern District of New York, Katz v. Telaxis Communications Corporation et al., Kucera v. Telaxis Communications Corporation et al., Paquette v. Telaxis Communications Corporation et al., and Inglis v. Telaxis Communications Corporation et al. The lawsuits also named one or more of the underwriters in the Telaxis initial public offering and certain of its officers and directors. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint which supersedes the individual complaints originally filed. The amended complaint alleges, among other things, violations of the registration and antifraud provisions of the federal securities laws due to alleged statements in and omissions from the Telaxis initial public offering registration statement concerning the underwriters' alleged activities in connection with the underwriting of Telaxis' shares to the public. The amended complaint seeks, among other things, unspecified damages and costs associated with the litigation. These lawsuits have been assigned along with, we understand, approximately 1,000 other lawsuits making substantially similar allegations against approximately 300 other publicly-traded companies and their public offering underwriters to a single federal judge in the U.S. District Court for the Southern District of New York for consolidated pre-trial purposes. We believe the claims against us are without merit and have defended the litigation vigorously. The litigation process is inherently uncertain, however, and there can be no assurance that the outcome of these claims will be favorable for us.

      On July 15, 2002, together with the other issuer defendants, Telaxis filed a collective motion to dismiss the consolidated, amended complaints against the issuers on various legal grounds common to all or most of the issuer defendants. The underwriters also filed separate motions to dismiss the claims against them. In October 2002, the court approved a stipulation dismissing without prejudice all claims against the Telaxis directors and officers who had been defendants in the litigation. On February 19, 2003, the court issued its ruling on the separate motions to dismiss filed by the issuer defendants and the underwriter defendants. The court granted in part and denied in part the issuer defendants' motions. The court dismissed, with prejudice, all claims brought against Telaxis under the anti-fraud provisions of the securities laws. The court denied the motion to dismiss the claims brought under the registration provisions of the securities laws (which do not require that intent to defraud be pleaded) as to Telaxis and as to substantially all of the other issuer defendants. The court denied the underwriter defendants' motion to dismiss in all respects.


      In June 2003, we elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. This decision was made by a special independent committee of our board of directors. We understand that a large majority of the other issuer defendants have also elected to participate in this settlement. If ultimately approved by the court, this proposed settlement would result in a dismissal, with prejudice, of all claims in the litigation against us and against the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants. The proposed settlement provides that the insurers of the participating issuer defendants will guarantee that the plaintiffs in the cases brought against the participating issuer defendants will recover at least $1 billion. This means there will be no monetary obligation to the plaintiffs if they recover $1 billion or more from the underwriter defendants. In addition, we and the other participating issuer defendants will be required to assign to the plaintiffs certain claims that the participating issuer defendants may have against the underwriters of their IPOs.


      The proposed settlement contemplates that any amounts necessary to fund the guarantee contained in the settlement or settlement-related expenses would come from participating issuers' directors and officers liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer's insurance coverage were insufficient to pay that issuer's allocable share of the settlement costs. Therefore, the potential exposure of each participating issuer defendant should decrease as the number of participating issuer defendants increases. We currently expect that our insurance proceeds will be sufficient for these purposes and that we will not otherwise be required to contribute to the proposed settlement.

      Consummation of the proposed settlement is conditioned upon, among other things, negotiating, executing, and filing with the court final settlement documents and final approval by the court. If the proposed settlement described above is not consummated, we intend to continue to defend the litigation vigorously. Moreover, if the proposed settlement is not consummated, we believe that the underwriters may have an obligation to indemnify us for the legal fees and other costs of defending these suits. While there can be no assurance as to the ultimate outcome of these proceedings, we currently believe that the final result of these actions will have no material effect on our consolidated financial condition, results of operations, or cash flows.

18.   Subsequent Events

      On July 9, 2003, Telaxis effected a reverse 1-for-100 split of its outstanding common stock, a forward 25-for-1 split of its common stock outstanding after the reverse stock split, the reincorporation of Telaxis from Massachusetts to Delaware, and the change of its corporate name to "YDI Wireless, Inc."

      No fractional shares will be issued as a result of the reverse stock split. Fractional shares held by any stockholder with less than 100 shares in its account will be cashed out at a price of $0.954 for each share outstanding before the reverse stock split, which is based on the average trading prices of our common stock on the Over-the-Counter Bulletin Board for the 20 trading days ending on July 9, 2003. Therefore, any stockholder with less than 100 shares in its account will receive cash as a result of the reverse stock split and will not participate in the forward stock split or reincorporation described below. Fractional shares held by any stockholder with 100 shares or more in its account will be addressed in the forward stock split as described below.

      No fractional shares will be issued as a result of the forward stock split. Any stockholder who would be entitled to a fractional share after the forward stock split will have that stockholder's holdings rounded up to the next whole share.

      Both the reincorporation into Delaware and the corporate name change were effected through a merger of Telaxis, a Massachusetts corporation, and YDI Wireless, a Delaware corporation formed as a wholly owned subsidiary of Telaxis for the purpose of effecting the reincorporation and name change. YDI Wireless was the surviving corporation in the merger. The merger was effected pursuant to the Agreement and Plan of Merger and Reincorporation, dated as of June 23, 2003, by and between Telaxis and YDI Wireless, which merger agreement was duly approved by the stockholders of Telaxis at their 2003 annual meeting.

      In connection with the merger and pursuant to the merger agreement, each share of Telaxis' common stock, par value $0.01 per share, outstanding immediately prior to the effective time of the merger was automatically converted into the right to receive one share of YDI Wireless common stock, par value $0.01 per share, with the result that YDI Wireless is now the publicly held corporation and Telaxis has been merged out of existence by operation of law. The stockholders of Telaxis immediately prior to the merger are the stockholders of YDI Wireless immediately after the merger, subject to the effects of the reverse stock split described above. YDI Wireless' common stock will continue to trade on the Over-the-Counter Bulletin Board, but the ticker symbol has been changed to "YDIW."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      On April 1, 2003, Telaxis Communications Corporation ("Telaxis") closed a strategic combination transaction with Young Design, Inc., a privately-held Virginia corporation ("Young Design"). In that transaction, Telaxis formed a subsidiary that merged with and into Young Design and each outstanding share of Young Design common stock was converted into the right to receive 2.5 shares of Telaxis common stock. Telaxis was the continuing corporation, Telaxis stockholders continued to hold Telaxis common stock following the transaction, and Young Design became a wholly owned subsidiary of Telaxis. In the transaction, Telaxis issued 37,499,999 shares of its common stock to the two former stockholders of Young Design. Immediately after the closing of the transaction, Telaxis had 54,208,312 shares of common stock outstanding. Telaxis also started doing business as "YDI Wireless" following that combination.

      As a result of the combination, the recently completed quarter was the first quarter of operations of the combined company. Given the extent of the ownership of Young Design's stockholders in the combined company upon completion of the combination transaction, Young Design is considered to be the acquirer for accounting purposes and the transaction is accounted for in the financial statements as a reverse acquisition of Telaxis by Young Design. The results of operations of Telaxis are included in the consolidated financial statements from April 1, 2003, the closing date of the acquisition. Financial information provided for prior periods is historical financial information of Young Design only, unless otherwise noted to the contrary. The acquisition was accounted for as a purchase, and the excess of net assets over the purchase price was recorded as negative goodwill and immediately recognized into income as required by generally accepted accounting principles.

      We are a world leader in providing extended range, license free wireless data equipment. The recent combination brought together Young Design's license-free products that extend the range of IEEE 802.11 wireless local area network systems, point-to-point wireless backhaul products, diverse and broad customer base, and deep market and industry experience with Telaxis' high-frequency millimeter-wave expertise and FiberLeap(TM) and EtherLeap(TM) products. In addition, we are a leading designer of turnkey long distance wireless systems for applications such as wireless Internet, wireless video, wireless local area networks (LANs), wireless wide area networks (WANs), wireless metropolitan area networks (MANs), and wireless virtual private networks. We supply products and systems capable of transmitting data at rates ranging from 19.9 kilobits per second (kbps) to 1 gigabit per second (Gbps).

      At the annual stockholders meeting on June 24, 2003, the Telaxis stockholders approved a reverse 1-for-100 split of its outstanding common stock, a forward 25-for-1 split of its common stock outstanding after the reverse stock split, the reincorporation of Telaxis from Massachusetts to Delaware, and the change of its name from "Telaxis Communications Corporation" to "YDI Wireless, Inc." These changes became effective July 9, 2003.

Critical Accounting Policies

      The preparation of our condensed financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect: the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods. We are required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from our estimates. The most significant areas involving our judgments and estimates are described below.

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

   Accounts Receivable Valuation

      We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Result of Operations

      The following table provides statements of operations data as a percentage of sales for the periods presented (unaudited).

                                                                   Three Months Ended         Six Months Ended
                                                                        June 30,                  June 30,
                                                                  ----------------------     ----------------------
                                                                     2003         2002         2003         2002
                                                                  ---------    ---------     ---------   ----------
            Sales .............................................       100%          100%         100%         100%
            Cost of sales .....................................        69            65           69           65
                                                                  ---------    ---------     ---------   ----------

            Gross margin (loss) ...............................        31            35           31           35
            Operating expenses
                Selling .......................................         7             6            7            6
                General and administrative ....................        38            19           29           21
                Research and development, net .................         7             2            4            2
                                                                  ---------    ---------     ---------   ----------

                   Total operating expenses ...................        52            27           40           29
                                                                  ---------    ---------     ---------   ----------

            Operating income (loss) ...........................       (21)            8           (9)           6
            Other income (expense) ............................        67            --           35           --
                                                                  ---------    ---------     ---------   ----------

            Income before income taxes ........................        46             8           26            6
            Income taxes (benefit) ............................        (4)           --           (1)           -
                                                                  ---------    ---------     ---------   ----------

            Net Income ........................................        50%            8%          27%           6%
                                                                  =========    =========     =========   ==========


Three Months Ended June 30, 2003 and 2002

   Sales

      Sales for the three months ended June 30, 2003 were $7.2 million as compared to $4.9 million for the same period in 2002 for an increase of $2.3 million or 47%. The increase in sales is attributed to the addition of sales and marketing resources as well as the introduction of new products.

   Costs of goods sold and gross profit

      Costs of goods sold and gross profit for the three months ended June 30, 2003 were $5.0 million and $2.3 million, respectively. For the same period in 2002, costs of goods sold and gross profit were $3.2 million and $1.7 million, respectively. Gross margin for the three-month periods ending June 30, 2003 and 2002 were 31% and 35%, respectively. We continue to experience modest price pressure for our mature products; however, this is partially offset by higher margins for our newer products. We also continue to explore less costly manufacturing alternatives.

   Sales and marketing

      Selling and marketing expenses consist primarily of employee salaries and associated costs for selling, marketing, and customer support. Selling and marketing expenses increased to $0.5 million for the three months ended June 30, 2003 from $0.3 million for the three months ended June 30, 2002. The increase was due primarily to an increase in sales personnel and increased marketing expense.

   General and Administrative Expenses

      General and administrative expenses consist primarily of employee salaries and associated costs for information systems, finance, legal, and administration. General and administrative expenses increased to $2.8 million for the three months ended June 30, 2003 from $0.9 million for the three months ended June 30, 2002. The increase was due primarily to the increase in sales volume, costs of being a public company, and the one-time cost associated with the combination with Telaxis which was approximately $1.1 million.

   Research and Development Expenses

      Research and development expenses consist primarily of personnel and related costs associated with our product development efforts. These include costs for development of products and components, test equipment and related facilities. Gross research and development expenses increased by $0.4 million to $0.5 million for the three months ended June 30, 2003 from $0.1 million for the three months ended June 30, 2002. The research and development cost increase is attributable to an increase in engineering personnel and the support of the expanded product line that resulted from the Telaxis combination.

   Other Income

      The increase in other income was due to a one-time gain from the Telaxis combination. The amount of net assets over costs associated with the Telaxis combination created a one-time $4.7 million gain that was immediately recognized in accordance with SFAS No. 142 at the time of the combination.

   Income Taxes

      The one-time gain, as described in the Other Income section immediately above, is not subject to income taxes and we expect to be in a tax loss position for the year. We have recognized an income tax benefit of $0.3 million for the quarter ending June 30, 2003. This will be received within the next year as we file our tax returns and claim these funds.

Six Months Ended June 30, 2003 and 2002

   Sales

      Sales for the six-month period ended June 30, 2003 were $13.7 million as compared to $9.9 million for the same period in 2002 for an increase of $3.8 million or 38%. The increase in sales is attributed to the addition of sales and marketing resources as well as the introduction of new products.

   Costs of goods sold and gross profit

      Cost of goods sold and gross profit for the six months ended June 30, 2003 were $9.4 million and $4.3 million, respectively. For the same period in 2002, costs of goods sold and gross profit were $6.5 million and $3.4 million, respectively. Gross margin for the six-month periods ending June 30, 2003 and 2002 were 31% and 35%, respectively. We continue to experience modest price pressure for our mature products; however, this is partially offset by higher margins for our newer products. We also continue to explore less costly manufacturing alternatives.

   Sales and marketing

      Selling and marketing expenses consist primarily of employee salaries and associated costs for selling, marketing, and customer support. Selling and marketing expenses increased to $1.0 million for the six months ended June 30, 2003 from $0.6 million for the six months ended June 30, 2002. The increase was due primarily due to the increase in sales personnel and increased marketing expense.

   General and Administrative Expenses

      General and administrative expenses consist primarily of employee salaries and associated costs for information systems, finance, legal, and administration. General and administrative expenses increased to $4.0 million for the six months ended June 30, 2003 from $2.1 million for the six months ended June 30, 2002. The increase was due primarily to the increase in sales volume, costs of being a public company, and the one-time cost associated with the combination with Telaxis which was approximately $1.1 million.

   Research and Development Expenses

      Research and development expenses consist primarily of personnel and related costs associated with our product development efforts. These include costs for development of products and components, test equipment and related facilities. Gross research and development expenses increased by $0.4 million to $0.6 million for the six months ended June 30, 2003 from $0.2 million for the six months ended June 30, 2002. The research and development cost increase is attributable to an increase in engineering personnel and the support of the expanded product line that resulted from the Telaxis combination.

   Other Income

      The increase in other income was due to a one-time gain from the Telaxis combination. The amount of net assets over costs associated with the Telaxis combination created a $4.7 million gain that was immediately recognized in accordance with SFAS No. 142 at the time of the combination.

   Income Taxes

      The one-time gain, as described in the Other Income section immediately above, is not subject to income taxes and we expect to be in a tax loss position for the year. We have recognized an income tax benefit of $0.2 million for the six-month period ending June 30, 2003.


Liquidity and Capital Resources

      At June 30, 2003, we had cash and cash equivalents of $5.3 million (including restricted cash of $0.4 million) and marketable securities of $1.6 million.

      The increase in accounts receivable to $2.6 million at June 30, 2003 from $1.7 million at December 31, 2002 reflects the increase in sales as a result of an expanded customer base and new product introduction while maintaining a consistent DSO (Days Sales Outstanding) of approximately 31 days for both reporting periods. The increase in accounts payable and accrued expenses to $3.8 million at June 30, 2003 from $2.2 million at December 31, 2002 reflects increased payables due to the increase in sales volumes, but primarily was caused by Telaxis' accruals for severances, accrued vacation, reserves for discontinued operations, and related costs of the combination transaction.

      Cash utilized in operating activities in the six months ended June 30, 2003 was $0.6 million compared to $0.3 million for the same period in 2002. For the six months ended June 30, 2003, cash used in operating activities primarily represented funding of our net losses and payment of accounts payable with a DPO (Days Purchases Outstanding) of approximately 33 days as well as specified accruals. For the same period in 2002, the primary utilization of funds was to support our overall growth in accounts receivable and inventory required by our continued sales growth.

      Cash provided by investing activities for the six months ended June 30, 2003 was $4.6 million compared to cash utilized by investing activities of $0.1 million for the same period in 2002. In the six months ended June 30, 2003, these amounts related primarily to the purchase of Telaxis by Young Design. As for the six month period ending June 30, 2002, these amounts related primarily to the purchase of securities for investment and capital expenditures required in support of business growth.

      Cash provided by financing activities in the six months ended June 30, 2003 was $0.03 million compared to $0.9 million for the same period in 2002. The financing activities for the six months ended June 30, 2003 consisted primarily of payments on capital lease obligations and long-term debt offset by the issuance of notes payable for new product acquisitions and related intellectual property for these products. The financing activities for the six months ended June 30, 2002 consisted primarily of the issuance of notes payable for the acquisition of a new product line to complement our existing product offerings.

      Our 2003 and future cash requirements will depend upon a number of factors, including the impact of the Young Design - Telaxis combination, the timing and extent of growth in our product lines, the timing and level of research and development activities and sales and marketing campaigns, and our ability to generate sales orders while controlling manufacturing and overhead costs. We believe that our cash and marketable securities balances at June 30, 2003 will provide sufficient capital to fund our operations for at least 12 months. However, our capital needs may be higher or lower depending on a number of factors, primary among them being the results we achieve as a combined company. We may require additional capital to fund our operations. In addition, from time to time we evaluate opportunities to acquire complementary technologies or companies. Should we identify any of these opportunities, we may need to raise additional capital to fund our operations as well as the costs associated with the acquisitions. There can be no assurance that additional financing will be available to us on favorable terms or at all.

      Debt, Covenant Compliance and Liquidity

      YDI Wireless has a $2 million line of credit with Bank of America. We have not used this line of credit as of June 30, 2003.

      We have the following contractual obligations and commercial commitments as of June 30, 2003:

                                                                      Payments due by period
                                            ---------------------------------------------------------------------------
                                                               Less than                        4 - 5         After 5
                                                Total            1 year       1 -3 years        years          years
                                            -------------     -----------    -----------     -----------    -----------
Line of credit                              $           -     $         -    $         -     $         -    $         -
                                            =============     ===========    ===========     ===========    ===========

                                                          Payments due by period (numbers in thousands)
                                            ---------------------------------------------------------------------------
                                                               Less than                        4 - 5         After 5
                                                Total            1 year       1 -3 years        years          years
                                            -------------     -----------    -----------     -----------    -----------
Operating leases - Buildings                $       3,447     $       823    $     1,220     $       601    $       803
Operating leases - equipment                          178             126             52               0              0
Purchase commitments                                    0               0              0               0              0
Employee Contracts                                  1,060           1,060              0               0              0
                                            -------------     -----------    -----------     -----------    -----------
Total contractual cash obligations          $       4,685     $     2,009    $     1,272     $       601    $       803
                                            -------------     -----------    -----------     -----------    -----------

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

      As of June 30, 2003, we had cash and cash equivalents of $4.9 million. Substantially all of these amounts consisted of highly liquid investments with remaining maturities at the date of purchase of less than 90 days. As of June 30, 2003, we had marketable securities of $1.6 million which consisted of short-term, interest bearing, investment grade securities or direct or guaranteed obligations of the U.S. government with maturities through March 2004. These investments are exposed to interest rate risk and will decrease in value to the extent that market interest rates increase. We believe a hypothetical increase in market interest rates of up to as much as 10 percent from the June 30, 2003 rates would not cause the fair value of these investments to decline significantly, since our investments mature within twelve months. Although an immediate increase in interest rates would not have a material effect on our financial condition or results of operations, declines in interest rates over time will reduce our interest income.

      The vast majority of our current sales are made to customers in the United States and any international sales are negotiated and paid-for in United States Dollars, therefore we have minimal foreign currency exchange rate risk.


Safe Harbor for Forward-Looking Statements

   General Overview

      This Quarterly Report on Form 10-Q contains forward-looking statements as defined by federal securities laws that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, intentions, projections, developments, future events, performance or products, underlying assumptions, and other statements, which are other than statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "contemplates," "believes," "estimates," "predicts," "projects," "potential," "continue," and other similar terminology or the negative of these terms. From time to time, we may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this Form 10-Q, including those set forth below, and any other cautionary statements which may accompany the forward-looking statements. In addition, we undertake no obligation to update or revise any forward-looking statement to reflect events, circumstances, or new information after the date of this Form 10-Q or to reflect the occurrence of unanticipated or any other subsequent events, and we disclaim any such obligation.

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

   Cautionary Statements of General Applicability

      In addition to other factors and matters discussed elsewhere in this Form 10-Q, in our other periodic reports and filings made from time to time with the Securities and Exchange Commission, and in our other public statements from time to time (including, without limitation, our press releases), some of the important factors that, in our view, could cause actual results to differ materially from those expressed, anticipated, or implied in the forward-looking statements include, without limitation, a severe worldwide slowdown in the telecommunications equipment market; the downturn and ongoing uncertainty in the telecommunications industry and larger economy; developments in our relatively new industry and in the larger economy; the intense competition in the telecommunications equipment industry and resulting pressures on our pricing, gross margins, and general financial performance; the impact, availability, pricing, and success of competing technologies and products; difficulties in distinguishing our products from competing technologies and products; difficulties or delays in obtaining customers; dependence on a limited number of significant customers; lack of or delay in market acceptance and demand for our current and contemplated products; our having limited capital; working capital constraints; the expense of defending and the outcome of pending and future stockholder litigation, including without limitation, our possible exposure under the contemplated settlement of that litigation; our recent focus on certain aspects of our current business; difficulties or delays inherent in entering new markets and business areas; difficulties or delays in developing and establishing new products, product lines, and business lines; difficulties or delays in developing, manufacturing, and supplying products with the contemplated or desired features, performance, price, cost, and other characteristics; difficulties in estimating costs of developing and supplying products; difficulties in developing, manufacturing, and supplying products in a timely and cost-effective manner; difficulties or delays in developing improved products when expected or desired and with the additional features contemplated or desired; our limited ability to predict our future financial performance; our inability to predict the date of our profitability; the expected fluctuation in our quarterly results; the expected fluctuation in customer demand and commitments; the expected volatility in our stock price, particularly now that our common stock is traded on the Over-The-Counter Bulletin Board; issues associated with continued listing on the Over-The-Counter Bulletin Board; difficulties in attracting and retaining qualified personnel, particularly in light of our business uncertainty, previous workforce restructurings, and lower stock price; our dependence on key personnel; inability to protect our proprietary technology; the potential for intellectual property infringement, warranty, product liability, and other claims; failure of our customers to sell broadband connectivity solutions that include our products; difficulties in our customers or ultimate end users of our products obtaining sufficient funding; cancellation of orders without penalties; difficulties in complying with existing governmental regulations and developments or changes in governmental regulation; difficulties or delays in obtaining any necessary governmental or regulatory permits, waivers, or approvals; our dependence on third-party suppliers and manufacturers; difficulties in obtaining satisfactory performance from third-party manufacturers and suppliers; risks associated with foreign sales such as collection, currency and political risk; investment risk resulting in the decrease in value of our investments; difficulties in collecting our accounts receivable; future stock sales by our current stockholders, including our directors and management; the effect of our anti-takeover defenses; and risks associated with any acquisitions or investments in which we may be involved. Many of these and other risks and uncertainties are described in more detail in our annual report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

  Specific Cautionary Statements Relating to the Strategic Combination of Young Design and Telaxis

      On April 1, 2003, Telaxis closed a strategic combination transaction with Young Design. There can be no assurance whatsoever that this combination will ultimately be successful or beneficial to our stockholders. Risks associated with or arising from this recent transaction include risks relating to the ability of the companies to integrate in a cost-effective, timely manner without material loss of employees, customers, or suppliers; the time and costs required to integrate the companies; the distraction caused by this integration process; the risk that the expected synergies and other benefits of the combination will not be realized at all or to the extent expected; the risk that the contemplated cost savings from the combination may not be fully realized or may take longer to realize than expected; reactions, either negative or positive, of investors, competitors, customers, suppliers, employees, and others to the combination; management and board interest in and distraction due to this transaction; risks arising from personnel changes since the combination; costs and delays in implementing common systems and procedures, including financial accounting systems; risks associated with Young Design's lack of experience operating as a public company, including the process of periodic financial reporting; risks associated with Young Design's need to adopt and implement in a short period of time a number of additional accounting controls, procedures, policies, and systems to facilitate timely and accurate periodic financial reporting; the possible need for the combined company to hire additional accounting staff, including individuals familiar with periodic financial reporting; and the fact that the issuance and/or future sale of a very large number of shares of common stock may cause a stagnation or decline in the market price of our common stock.

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

   Impact of Recently Issued Accounting Standards

      In April, 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends Statement 133 for decisions made by the Derivatives Implementation Group, in particular the meaning of an initial net investment, the meaning of underlying and the characteristics of a derivative that contains financing components. Presently, we have no derivative financial instruments and, therefore, believe that adoption of the Statement will have no effect on our financial statements.

      In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement requires that the issuer classify certain instruments as liabilities, rather than equity, or so-called mezzanine equity. Presently, we have no financial instruments that come under the scope of the Statement and, therefore, believe that adoption of the new Statement will have no impact on our financial statements.


Item 3. Quantitative and Qualitative Disclosures about Market Risk.

      We have sales in various regions of the world. Additionally, we may export and import to and from other countries. Our sales may therefore be subject to volatility because of changes in political and economic conditions in these countries.

      We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks; nor do we invest in speculative financial instruments.

      Due to the nature of our borrowings and our short-term investments, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.


Item 4. Controls and Procedures.

   Disclosure controls and procedures

      Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2003, have concluded that as of such date our disclosure controls and procedures were adequate and effective.

   Internal controls

      There has not been any change in our internal controls over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      During the period from June 12 to September 13, 2001, four purported securities class action lawsuits were filed against Telaxis in the U.S. District Court for the Southern District of New York, Katz v. Telaxis Communications Corporation et al., Kucera v. Telaxis Communications Corporation et al., Paquette v. Telaxis Communications Corporation et al., and Inglis v. Telaxis Communications Corporation et al. The lawsuits also named one or more of the underwriters in the Telaxis initial public offering and certain of its officers and directors. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint which supersedes the individual complaints originally filed. The amended complaint alleges, among other things, violations of the registration and antifraud provisions of the federal securities laws due to alleged statements in and omissions from the Telaxis initial public offering registration statement concerning the underwriters' alleged activities in connection with the underwriting of Telaxis' shares to the public. The amended complaint seeks, among other things, unspecified damages and costs associated with the litigation. These lawsuits have been assigned along with, we understand, approximately 1,000 other lawsuits making substantially similar allegations against approximately 300 other publicly-traded companies and their public offering underwriters to a single federal judge in the U.S. District Court for the Southern District of New York for consolidated pre-trial purposes. We believe the claims against us are without merit and have defended the litigation vigorously. The litigation process is inherently uncertain, however, and there can be no assurance that the outcome of these claims will be favorable for us.

      On July 15, 2002, together with the other issuer defendants, Telaxis filed a collective motion to dismiss the consolidated, amended complaints against the issuers on various legal grounds common to all or most of the issuer defendants. The underwriters also filed separate motions to dismiss the claims against them. In October 2002, the court approved a stipulation dismissing without prejudice all claims against the Telaxis directors and officers who had been defendants in the litigation. On February 19, 2003, the court issued its ruling on the separate motions to dismiss filed by the issuer defendants and the underwriter defendants. The court granted in part and denied in part the issuer defendants' motions. The court dismissed, with prejudice, all claims brought against Telaxis under the anti-fraud provisions of the securities laws. The court denied the motion to dismiss the claims brought under the registration provisions of the securities laws (which do not require that intent to defraud be pleaded) as to Telaxis and as to substantially all of the other issuer defendants. The court denied the underwriter defendants' motion to dismiss in all respects.

      In June 2003, we elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. This decision was made by a special independent committee of our board of directors. We understand that a large majority of the other issuer defendants have also elected to participate in this settlement. If ultimately approved by the court, this proposed settlement would result in a dismissal, with prejudice, of all claims in the litigation against us and against the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants. The proposed settlement provides that the insurers of the participating issuer defendants will guarantee that the plaintiffs in the cases brought against the participating issuer defendants will recover at least $1 billion. This means there will be no monetary obligation to the plaintiffs if they recover $1 billion or more from the underwriter defendants. In addition, we and the other participating issuer defendants will be required to assign to the plaintiffs certain claims that the participating issuer defendants may have against the underwriters of their IPOs.

      The proposed settlement contemplates that any amounts necessary to fund the guarantee contained in the settlement or settlement-related expenses would come from participating issuers' directors and officers liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer's insurance coverage were insufficient to pay that issuer's allocable share of the settlement costs. Therefore, the potential exposure of each participating issuer defendant should decrease as the number of participating issuer defendants increases. We currently expect that our insurance proceeds will be sufficient for these purposes and that we will not otherwise be required to contribute to the proposed settlement.

      Consummation of the proposed settlement is conditioned upon, among other things, negotiating, executing, and filing with the court final settlement documents and final approval by the court. If the proposed settlement described above is not consummated, we intend to continue to defend the litigation vigorously. Moreover, if the proposed settlement is not consummated, we believe that the underwriters may have an obligation to indemnify us for the legal fees and other costs of defending these suits. While there can be no assurance as to the ultimate outcome of these proceedings, we currently believe that the final result of these actions will have no material effect on our consolidated financial condition, results of operations, or cash flows.

Item 2. Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

      On April 1, 2003, Telaxis issued 37,499,999 shares of our common stock that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). These shares were issued in connection with the strategic combination transaction with Young Design, which was a privately-held Virginia corporation.

      On that day, Telaxis completed a stock-for-stock strategic combination transaction with Young Design pursuant to a definitive strategic combination agreement dated as of March 17, 2003. Pursuant to the terms of that agreement, Telaxis formed a subsidiary, WFWL Acquisition Corporation, that merged with and into Young Design and Telaxis issued new shares of its common stock to the stockholders of Young Design. Telaxis was the continuing corporation, Telaxis stockholders continued to hold Telaxis common stock following the transaction, and Young Design became a wholly owned subsidiary of Telaxis.

      In connection with the combination, each outstanding share of Young Design common stock was converted into the right to receive 2.5 shares of Telaxis common stock. This exchange ratio was determined through arms-length negotiation between Young Design and Telaxis. As a result, Telaxis issued 37,499,999 shares of its common stock to the two former stockholders of Young Design. 20,663,267 shares were issued to Concorde Equity, LLC, and 16,836,732 shares were issued to Michael F. Young. Robert E. Fitzgerald, former Chief Executive Officer of Young Design and our current Chief Executive Officer, owns over fifty percent of the equity interests of Concorde Equity and is President and Managing Member of that entity. Immediately after the closing of the transaction, Telaxis had 54,208,312 shares of its common stock outstanding.

      As indicated above, Telaxis received no cash proceeds from the issuance of these shares.

      The issuance described above was completed without registration under the Securities Act in reliance upon the exemptions contained in Section 4(2) and/or 4(6) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act for transactions not involving a public offering. This reliance was based in part on representations and warranties made to Telaxis by both Concorde Equity and Mr. Young in connection with the combination.

      We engaged the investment banking firm Ferris, Baker Watts, Incorporated in connection with our overall consideration and investigation of strategic alternatives. Ferris, Baker provided typical investment banking advice and services in connection with this process, including the selection of the transaction with Young Design and rendering a fairness opinion relating to the transaction with Young Design. Telaxis paid Ferris, Baker typical fees for this overall engagement. No fees were paid specifically as commissions for the issuance of the Telaxis stock described above. The issuance of common stock by Telaxis described above did not involve the use of an underwriter.

Recent Corporate Restructuring

      Effective July 9, 2003, Telaxis effected a reverse 1-for-100 split of its outstanding common stock, a forward 25-for-1 split of its common stock outstanding after the reverse stock split, the reincorporation of the company from Massachusetts to Delaware, and the change of its corporate name from "Telaxis Communications Corporation" to "YDI Wireless, Inc."

      No fractional shares will be issued as a result of the reverse stock split. Fractional shares held by any stockholder with less than 100 shares in its account were cashed out at a price of $0.954 for each share outstanding before the reverse stock split, which is based on the average trading prices of our common stock on the Over-the-Counter Bulletin Board for the 20 trading days ending on July 9, 2003. Therefore, any stockholder with less than 100 shares in its account will receive cash as a result of the reverse stock split and will not participate in the forward stock split or reincorporation described below. Fractional shares held by any stockholder with 100 shares or more in its account will be addressed in the forward stock split as described below.

      No fractional shares will be issued as a result of the forward stock split. Any stockholder who would be entitled to a fractional share after the forward stock split will have that stockholder's holdings rounded up to the next whole share.

      Both the reincorporation into Delaware and the corporate name change were effected through a merger of Telaxis, a Massachusetts corporation, and YDI Wireless, a Delaware corporation formed as a wholly owned subsidiary of Telaxis for the purpose of effecting the reincorporation and name change. YDI Wireless was the surviving corporation in the merger. The merger was effected pursuant to the Agreement and Plan of Merger and Reincorporation, dated as of June 23, 2003, by and between Telaxis and YDI Wireless, which merger agreement was duly approved by the stockholders of Telaxis at their 2003 annual meeting.

      In connection with the merger and pursuant to the merger agreement, each share of Telaxis' common stock, par value $0.01 per share, outstanding immediately prior to the effective time of the merger was automatically converted into the right to receive one share of YDI Wireless common stock, par value $0.01 per share, with the result that YDI Wireless is now the publicly held corporation and Telaxis has been merged out of existence by operation of law. The stockholders of Telaxis immediately prior to the merger were the stockholders of YDI Wireless immediately after the merger, subject to the effects of the reverse stock split described above. YDI Wireless' common stock will continue to trade on the Over-the-Counter Bulletin Board, but the ticker symbol has been changed to "YDIW."

Termination of Stockholder Rights Plan

      On May 15, 2003, Telaxis and Registrar and Transfer Company, as rights agent, entered into an amendment to Telaxis' stockholder rights plan. The purpose of this amendment was to terminate the substantive effect of the rights plan immediately before Telaxis reincorporated into Delaware.

      The May 15, 2003 amendment amended the rights plan by shortening the period of time within which the stock purchase rights issued or issuable under the plan are exercisable. The rights plan previously provided that the rights would be exercisable until the earlier of (i) ten years after the rights plan was originally executed or (ii) the date that the rights are redeemed in accordance with the plan. The amendment revised those provisions to provide that the rights are exercisable until the earliest of (i) ten years after the rights plan was originally executed, (ii) the date that the rights are redeemed in accordance with the plan, and (iii) one minute before the effectiveness of the reincorporation merger of Telaxis and YDI Wireless. Accordingly, because our stockholders did approve and we did implement the reincorporation merger, none of the rights are exercisable any longer.

Item 4.    Submission of Matters to a Vote of Security Holders.

      We held our annual meeting of stockholders on June 24, 2003. In connection with that meeting, beginning on June 2, 2003, we distributed a definitive proxy statement to our stockholders of record as of May 7, 2003. At that meeting, Gordon D. Poole was elected to serve as one of our directors by a vote of 46,764,409 shares for and 166,002 shares withheld.

      At that meeting, our stockholders also approved the following proposals by the following votes:

---------------------------------------------------------------------------------------------------------------------------
                                                                                     Votes        Votes           Votes
                           Description                               Votes For      Against     Abstained       Non-Voted
---------------------------------------------------------------------------------------------------------------------------
To approve amendments to the Restated Articles of Organization of the company, as amended to date, to effect a reverse/forward stock split of all of the outstanding shares of the company's common stock, in which a reverse 1-for-1,000 stock split would
be followed immediately by a forward 250-for-1 stock split            46,209,579      683,907      36,925               0
---------------------------------------------------------------------------------------------------------------------------
To approve the change of the jurisdiction of incorporation of
the company from Massachusetts to Delaware                            40,165,319      186,025      34,845       6,426,886
---------------------------------------------------------------------------------------------------------------------------
To approve the change of the legal name of the company from
"Telaxis Communications Corporation" to "YDI Wireless, Inc."          46,735,371      160,195      34,845               0
---------------------------------------------------------------------------------------------------------------------------
As an alternative to the reverse 1-for-1,000 stock split/forward
250-for-1 stock split, to approve amendments to the company's
Restated Articles of Organization, as amended to date, to effect a reverse/forward stock split of all of the outstanding shares of the company's common stock, in which a reverse 1-for-100
stock split would be followed immediately by a forward 25-for-1 stock split, with the Board of Directors being given the
discretion to decide which, if either, reverse/forward stock
split to implement.                                                   39,233,084            0           0               0
---------------------------------------------------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K.

      (a)   Exhibits

            See Exhibit Index.


      (b)   Reports on Form 8-K

      On April 8, 2003, we filed a report on Form 8-K to report that we had consummated our strategic combination transaction with Young Design, Inc.

      On May 7, 2003, we filed a report on Form 8-K to report that we had appointed BDO Seidman, LLP as our new independent accountants.

      On May 15, 2003, we filed a report on Form 8-K to report that we had amended our stockholder rights plan.

      On May 29, 2003, we filed a report on Form 8-K to report our involvement with Verizon Communication's wireless broadband access deployment in New York City.

      On June 3, 2003, we filed a report on Form 8-K/A, which amended the Form 8-K Telaxis filed on April 8, 2003, to provide certain historical and pro forma financial information of Young Design, Inc. and Telaxis Communications Corporation.

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Telaxis Communications Corporation


Date:  August 14, 2003                By:  /s/  Patrick L. Milton
                                           -------------------------------
                                           Patrick L. Milton,
                                           Chief Financial Officer and Treasurer
                                           (principal financial and accounting
                                            officer)

                                  EXHIBIT INDEX

   Exhibit
   Number                                                     Description

     2.1 Agreement and Plan of Merger by and between Telaxis Communications Corporation and Young Design, Inc. dated as of March 17, 2003.*

     2.2 Agreement and Plan of Merger and Reincorporation by and between Telaxis Communications Corporation and YDI Wireless, Inc. dated as of June 23, 2003.***

     3.1 Certificate of Incorporation of YDI Wireless, Inc. as filed with the Delaware Secretary of State on May 5, 2003.

     3.2 Certificate of Merger of YDI Wireless, Inc. and Telaxis Communications Corporation as filed with the Delaware Secretary of State on May 7, 2003.

     3.3      By-laws of Young Design, Inc.

     3.4 Articles of Amendment to Restated Articles of Organization of Telaxis Communications Corporation, as filed with the Massachusetts Secretary of State on July 8, 2003 effecting a reverse stock split.

     3.5 Articles of Amendment to Restated Articles of Organization of Telaxis Communications Corporation, as filed with the Massachusetts Secretary of State on July 8, 2003 effecting a forward stock split.

     3.6 Articles of Merger of YDI Wireless, Inc. and Telaxis Communications Corporation, as filed with the Massachusetts Secretary of State on July 8, 2003.

     4.1 Form of certificate evidencing ownership of Common Stock of Young Design, Inc.

     4.2 Amendment No. 3 to Rights Agreement by and between Telaxis Communications Corporation and Registrar and Transfer Company, as Rights Agent dated as of May 15, 2003.

     10.1     Young Design, Inc. 2002 Stock Incentive Plan.**

     10.2     Employment Agreement by and between Young Design, Inc. and Robert
              E. Fitzgerald dated as of March 1, 1999.

     10.3     Employment Agreement by and between Young Design, Inc. and Michael
              F. Young dated as of March 1, 1999.

     10.4 Lease Agreement by and between Young Design, Inc. and Merry Fields, LLC dated as of August 24, 2000.

     10.5 Indemnification Agreement, dated as of March 17, 2003, by and among Telaxis Communications Corporation, Merry Fields, LLC, Concorde Equity, LLC, and Michael F. Young.*

     31.1     Certification of Chief Executive Officer Pursuant to Rule
              13a-14(a).

     31.2     Certification of Chief Financial Officer Pursuant to Rule
              13a-14(a).

     32.1 Certification Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of
              Section 1350 of Chapter 63 of Title 18 of the United States Code).

     99.1 Investor Agreement, dated as of March 17, 2003, by and between Telaxis Communications Corporation and Concorde Equity, LLC.*

     99.2 Investor Agreement, dated as of March 17, 2003, by and between Telaxis Communications Corporation and Michael F. Young.*

--------
All non-marked exhibits listed above are filed herewith.

        * Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on March 20, 2003.

       ** Incorporated herein by reference to the exhibits to Form S-8 filed with the SEC on April 11, 2003 (File No. 333-104481).

      *** Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on July 16, 2003.