Form 10-Q
period 2003-09-30
YDI WIRELESS INC
filed 2003-11-10
CIK 712511

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


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

     As of October 31, 2003, there were 13,620,292 shares of the registrant's common stock outstanding.



================================================================================

                               YDI WIRELESS, INC.
                                      INDEX


                                                                                         PAGE NO.
                                                                                         --------

PART I.           FINANCIAL INFORMATION

       Item 1.        Financial Statements ............................................

                         Consolidated Balance Sheets as of September 30, 2003
                           (unaudited) and December 31, 2002 ..........................      4

                         Consolidated Statements of Operations for the three months and
                           nine months ended September 30, 2003 and 2002 (unaudited) ..      5

                         Consolidated Statement of Changes in Stockholders' Equity for
                           the nine months ended September 30, 2003 (unaudited) .......      6

                         Consolidated Statements of Cash Flows for the nine months
                           ended September 30, 2003 and 2002 (unaudited) ..............      7

                         Notes to Consolidated Financial Statements (unaudited) .......      8

       Item 2.        Management's Discussion and Analysis of Financial Condition and
                      Results of Operations ...........................................     19

       Item 3.        Quantitative and Qualitative Disclosures about Market Risk ......     27

       Item 4.        Controls and Procedures .........................................     27

PART II.          OTHER INFORMATION

       Item 1.        Legal Proceedings ...............................................     28

       Item 2.        Changes in Securities and Use of Proceeds .......................     29

       Item 6.        Exhibits and Reports on Form 8-K ................................     30

       SIGNATURES .....................................................................     30


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

Item 1. Financial Statements.

                       YDI WIRELESS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                     YDI Wireless,    Young Design,
                                                                                        Inc. and        Inc. and
                                                                                      Subsidiaries    Subsidiaries
                                                                                     (Consolidated)  (Consolidated)
                                                                                      September 30,    December 31,
                                                                                          2003           2002
                                                                                     --------------   ------------
                                                                                       (unaudited)
                                                                                     --------------
Assets
Current assets:
   Cash and cash equivalents ......................................................      $ 6,269        $   939
   Restricted cash ................................................................          141           --
   Marketable securities ..........................................................        1,110           --
   Accounts receivable, net .......................................................        2,420          1,686
   Refundable income taxes ........................................................          275           --
   Other receivables ..............................................................          166           --
   Inventory ......................................................................        2,869          2,386
   Investment securities - trading ................................................          130              4
   Deferred tax asset .............................................................         --              142
   Deposit ........................................................................         --                1
   Prepaid expenses ...............................................................          173            451
                                                                                         -------        -------

       Total current assets .......................................................       13,553          5,609
   Property and equipment, net ....................................................        2,696          1,823

Other Assets:
  Investment in unconsolidated subsidiaries .......................................         --               36
  Investment securities - available-for-sale ......................................        1,304            841
  Intangible assets, net ..........................................................          492              9
  Deferred tax asset ..............................................................         --              245
  Deposits ........................................................................           49              9
  Other assets ....................................................................         --             --
                                                                                         -------        -------
                                                                                           1,845          1,140
       Total other assets
                                                                                         -------        -------

       Total assets ...............................................................      $18,094        $ 8,572
                                                                                         =======        =======

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses ..........................................      $ 3,411        $ 2,158
   Current maturities of notes payable ............................................          249            495
   Current deposit - non-refundable ...............................................         --                9
                                                                                         -------        -------

       Total current liabilities ..................................................        3,660          2,662

Notes payable, net of current maturities ..........................................        1,333          1,402
                                                                                         -------        -------

       Total liabilities ..........................................................        4,993          4,064

Commitments and contingencies .....................................................         --             --

Stockholders' Equity
   Preferred stock, $0.01 par value; authorized 4,500,000, none issued at September
     30, 2003; none authorized, none issued at December 31, 2002 ..................         --             --
   Common stock, $0.01 par value, authorized 100,000,000, issued 13,592,845 at
     September 30, 2003; $0.01 par value, 30,000,000 shares authorized, issued
     3,750,000 at December 31, 2002 ...............................................          135             37
   Additional paid-in capital .....................................................        4,095            414
   Retained earnings ..............................................................        8,375          4,066
   Accumulated other comprehensive income:
     Net unrealized gain/(loss) on available-for-sale securities ..................          496             (9)
                                                                                         -------        -------

       Total stockholders' equity .................................................       13,101          4,508
                                                                                         -------        -------
       Total liabilities and stockholders' equity                                        $18,094        $ 8,572
                                                                                         =======        =======

   The accompanying notes are an integral part of these financial statements.

                       YDI WIRELESS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)


                                                 YDI Wireless,      Young Design,      YDI Wireless,      Young Design,
                                                   Inc. and           Inc. and           Inc. and           Inc. and
                                                 Subsidiaries       Subsidiaries       Subsidiaries       Subsidiaries
                                                (Consolidated)     (Consolidated)     (Consolidated)     (Consolidated)
                                                 -------------      -------------      -------------      ------------
                                                       For the Three Months                 For the Nine Months
                                                       Ended September 30,                  Ended September 30,
                                                 -------------      ------------       ------------       ------------
                                                      2003              2002              2003                2002
                                                 -------------      ------------       ------------       ------------

Revenues ..................................      $      8,029       $      5,139       $     21,694       $     15,019
Cost of goods sold ........................             3,741              3,219             13,140              9,682
                                                 ------------       ------------       ------------       ------------

    Gross profit ..........................             4,288              1,920              8,554              5,337

Operating expenses:
    Selling costs .........................               698                482              1,701              1,056
    General and administrative ............             1,841                928              5,781              3,019
    Research and development ..............               706                277              1,280                472
                                                 ------------       ------------       ------------       ------------
       Total operating expenses ...........             3,245              1,687              8,762              4,547
                                                 ------------       ------------       ------------       ------------


Operating income (loss) ...................             1,043                233               (208)               790

Other income (expenses):
    Interest income .......................                81                  1                112                 17
    Interest expense ......................               (32)               (39)               (94)              (100)
    Other income (expenses) ...............               (54)                (8)                (3)                (5)
    Excess of acquired net assets over cost                --                 --              4,775                 --
                                                 ------------       ------------       ------------       ------------
       Total other income (expenses) ......                (5)               (46)             4,790                (88)
                                                 ------------       ------------       ------------       ------------


Income before income taxes ................             1,038                187              4,582                702

    Provision for income taxes ............               410                191                233                191
                                                 ------------       ------------       ------------       ------------
Net income (loss) .........................      $        628       $         (4)      $      4,349       $        511
                                                 ============       ============       ============       ============
Weighted average shares - basic ...........        13,575,775          3,750,000         10,458,683          3,750,000
                                                 ============       ============       ============       ============
    EPS, basic ............................      $       0.05       $       0.00       $       0.42       $       0.14
                                                 ============       ============       ============       ============
 eighted average shares - diluted .........        14,073,642          3,750,000         10,582,487          3,750,000
                                                 ============       ============       ============       ============
    EPS, diluted ..........................      $       0.04       $       0.00       $       0.41       $       0.14
                                                 ============       ============       ============       ============



   The accompanying notes are an integral part of these financial statements.

                       YDI WIRELESS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                        (in thousands, except share data)
                                   (unaudited)

Note: 1 I have attached a copy of the revised table to show how it should now look after revisions.



                                                                                             Accumulated
                                             Common Stock(A)         Additional                 Other
                                          ------------------------    Paid-in    Retained   Comprehensive
                                            Shares        Amount      Capital    Earnings   (Loss) Income    Total
                                          ----------   -----------  ----------   ---------   ------------    -----
Balances, January 1, 2003 ..............   3,750,000   $      37    $     414   $ 4,066        $    (9)    $  4,508

Merger with Telaxis ....................   9,792,180          98        3,665       --              --        3,763
Exercise of stock options and warrants .      50,665        --             16       --              --           16
Net income .............................         --         --           --       4,349             --        4,349
Other ..................................         --         --           --         (40)            --          (40)
Comprehensive income
  Unrealized gain on investments .......         --         --           --         --             505          505
                                          ----------   ---------    ---------   -------        -------     --------
Balances, September 30, 2003 ...........  13,592,845   $     135    $   4,095   $ 8,375        $   496     $ 13,101
                                          ==========   =========    =========   =======        =======     ========

(A) Common Stock has been restated for the effect of forward and reverse stock splits that were effective July 9, 2003.

   The accompanying notes are an integral part of these financial statements.

                       YDI WIRELESS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                   YDI Wireless,      Young Design
                                                                      Inc. and         Inc. and
                                                                    Subsidiaries     Subsidiaries
                                                                   (Consolidated)    (Consolidated)
                                                                   ---------------   -------------
                                                                      For the Nine Months Ended
                                                                            September 30,
                                                                   -------------------------------
                                                                        2003             2002
                                                                   ---------------   -------------
 Cash flows from operating activities:
  Net income ......................................................$        4,349    $        511
     Depreciation and amortization ................................           856              89
     Unrealized gain on trading securities ........................            92               -
     Recognition of excess of acquired net assets over cost .......        (4,775)              -
     Changes in assets and liabilities affecting operations:
       Accounts receivable, net ...................................          (734)           (578)
       Inventory ..................................................          (483)           (563)
       Deposits ...................................................           (21)            (17)
       Prepaid expenses ...........................................           344             (38)
       Refundable income taxes ....................................          (275)              -
       Deferred tax asset .........................................           387             606
       Intangible assets, net .....................................          (483)             20
       Accounts payable and accrued expenses ......................         1,124             592
       Income taxes payable .......................................             -              52
       Other ......................................................           204              25
                                                                   ---------------   -------------

            Net cash utilized by operating activities..............           585             699
                                                                   ---------------   -------------

Cash flows from investing activities:
   Purchase of securities .........................................          (140)           (310)
   Purchase of property and equipment .............................            (5)            (42)
   Increase in restricted cash ....................................          (141)              -
   Increase in marketable securities ..............................        (1,110)              -
   Cash received with purchase of Telaxis .........................         6,711               -
                                                                   ---------------   -------------

       Net cash used in investing activities ......................         5,315            (352)
                                                                   ---------------   -------------

Cash flows from financing activities:
   Distributions to Merry Fields members ..........................           (40)              -
   Repurchase of fractional shares ................................           (38)              -
   Issuance of notes payable ......................................           500             900
   Repayment of notes payable .....................................          (992)           (360)
                                                                   ---------------   -------------

       Net cash provided by (used in) financing activities ........          (570)            540
                                                                   ---------------   -------------

Net increase (decrease) in cash ...................................         5,330             887
Cash, beginning of period .........................................           939           1,113
                                                                   ---------------   -------------

Cash, end of period ...............................................$        6,269    $      2,020
                                                                   ===============   =============

Supplemental disclosure of cash flow information:
   Cash paid for interest .........................................$           94    $        100
                                                                   ===============   =============
   Income taxes paid ..............................................$           84    $        191
                                                                   ===============   =============




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

     On April 1, 2003, Young Design completed a strategic combination transaction (the "combination") with Telaxis Communications Corporation ("Telaxis"), pursuant to a definitive strategic combination agreement dated as of March 17, 2003. Pursuant to the terms of that agreement, Telaxis formed a subsidiary, WFWL Acquisition Subsidiary, that merged with and into Young Design and Telaxis issued new shares of its common stock to the stockholders of Young Design. As of the date of the combination, Telaxis was a Massachusetts corporation. On July 9, 2003, Telaxis reincorporated into Delaware and changed its name to YDI Wireless, Inc. ("YDI Wireless" or the "Company"). For financial reporting purposes, the combination has been treated as a purchase of Telaxis by Young Design (see note 15).


2.   Summary of Significant Accounting Policies

   Interim Financial Information

     In our opinion, the interim financial information as of September 30, 2003 and for the three and nine months ended September 30, 2002 and 2003 contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

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

   Accounts Receivable

     We provide an allowance to account for amounts, if any, of our accounts receivable, which are considered uncollectible. We base our assessment of the allowance for doubtful accounts on historical losses and current economic conditions. Accounts receivable are determined to be past due based on a contractual term of 30 days. We grant unsecured credit to our United States customers. The allowance for doubtful accounts was approximately $300,000 and $185,000 as of September 30, 2003 (unaudited) and December 31, 2002, respectively.

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

   Intangible Assets

     Intangible assets subject to amortization include intellectual property and a non-compete agreement. Amortization is computed using the straight-line method over three years, which is the estimated useful life of the respective assets. Amortization expense for the nine months ending September 30, 2003 and 2002 (unaudited) totaled approximately $65,000 and $0, respectively.

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

   Comprehensive Income

     We report comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." As of September 30, 2003 (unaudited) and December 31, 2002, we had approximately $496,000 and $38,000, respectively, of unrealized gains on available-for-sale investments, net of income taxes of $0 and $26,000, respectively.

   Recent Accounting Pronouncements

     In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends

Statement 133 for decisions made by the Derivatives Implementation Group, in particular the meaning of an initial net investment, the meaning of underlying and the characteristics of a derivative that contains financing components. Presently, we have no derivative financial instruments and, therefore, believe that adoption of the Statement will have no effect on our financial statements.

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


3.   Inventory

                                                                    September 30,
                                                                        2003              December 31, 2002
                                                                  ------------------    --------------------
                                                                     (unaudited)
                                                                  ------------------
        Raw Materials ..........................................  $        614          $               502
        Work in process ........................................            50                            9
        Finished goods .........................................         2,405                        2,051
                                                                  ------------------    --------------------
                                                                         3,069                        2,562
        Allowance for excess and obsolescence ..................          (200)                        (176)
                                                                  ------------------    --------------------
        Net Inventory ..........................................  $       2,869         $             2,386
                                                                  ==================    ====================


4.   Marketable Securities

                                                                    September 30,
                                                                        2003              December 31, 2002
                                                                  ------------------    --------------------
                                                                     (unaudited)
                                                                  ------------------
        Fixed income ..........................................   $       1,110         $            -
                                                                  ==================    ====================


5.   Investment Securities - Trading

        We hold the following investments classified as trading with a fair market value as follows:

                                                                    September 30,
                                                                        2003             December 31, 2002
                                                                  ------------------    --------------------
                                                                     (unaudited)
                                                                  ------------------
        Equity securities .....................................   $          130        $                 4
                                                                  ==================    ====================


     The mark-to-market adjustments were insignificant for both the quarter and nine months ending September 30, 2003 (unaudited).



6.   Investment Securities - Available For Sale

     We owned 165,888 unregistered shares and 304,362 and 257,623, as of September 30, 2003 (unaudited) and December 31, 2002, respectively, registered shares of Phazar Corporation. In addition, we owned 0 and 72,800 registered shares of RF Industries as of September 30, 2003 (unaudited) and December 31, 2002, respectively. During the third quarter of 2003, we recognized approximately $40,000 in gain from the sale of the RF Industries investment that is included in other income (expenses).

     In September 2000, we purchased 2,000,000 shares of common stock in Spectrum Access, Inc. ("Spectrum"). In exchange for the shares, we granted the use of our broadcasting space in the Falls Church tower, as well as providing selected equipment and training to Spectrum. As of September 30, 2003 (unaudited) and December 31, 2002, our ownership interest of approximately 11 percent has been valued at $10,500.

                                                  September 30, 2003
                                                     (unaudited)                       December 31, 2002
                                            -------------------------------    -------------------------------
                                              Cost Basis    Carrying Value       Cost Basis    Carrying Value
                                            --------------- ---------------    --------------- ---------------

             Spectrum ..................... $           10  $           10     $           10  $           10
             RF Industries ................              -               -                145             153
             Phazar .......................            794           1,294                700             678
                                            --------------- ---------------    --------------- ---------------
                                            $          804  $        1,304     $          855  $          841
                                            =============== ===============    =============== ===============

7.   Property and Equipment

         Property and equipment consisted of the following:

                                                                          September 30,     December 31, 2002
                                                                               2003
                                                                         ----------------- -------------------
                                                                           (unaudited)
                                                                         -----------------
             Land .....................................................  $         522     $         522
             Building .................................................          1,377             1,377
             Machinery and equipment ..................................          1,820                 -
             Equipment under capital lease ............................            623                 -
             Leasehold improvements ...................................            291                 -
             Automobiles ..............................................             37                37
             Furniture and equipment ..................................             83                96
             Lab equipment ............................................              -               132
                                                                         ----------------- -------------------
                                                                                 4,753             2,164
                    Less:  accumulated depreciation ...................         (2,057)             (341)
                                                                         ----------------- -------------------
             Property and equipment, net ..............................  $       2,696      $       1,823
                                                                         ================= ===================

     Depreciation expense totaled approximately $791,000 and $33,000, respectively for the periods ended September 30, 2003 and 2002 (unaudited).

8.   Income Taxes

     We estimate our annual effective tax rate for the nine months ended September 30, 2003 (unaudited) at 0% based on our estimate of current year projected tax loss. Accordingly, we expect to file amended tax returns for calendar year 2002 and receive refunds of approximately $175,000 and refunds of 2003 estimated tax payments of $83,000. The income tax expense for the nine month period ended September 30, 2003 primarily relates to the increase in the valuation allowance associated with the deferred tax assets since we cannot predict when we will generate taxable income to utilize these assets. During the nine month period ended September 30, 2002, our effective annual tax rate was 42%.

9.   Notes Payable

     Notes payable consisted of the following:

                                                                 September 30,      December 31, 2002
                                                                      2003
                                                                ----------------- ----------------------
                                                                  (unaudited)
                                                                -----------------
     In May 2002, Young Design executed a $750,000 note
     payable with a financial institution related to the bulk
     purchase of inventory.  The note was non-interest bearing
     and requires four (4) calendar quarter payments of
     $187,500 through September 30, 2003 (unaudited). ......... $              -  $            375

     In May 2002, Merry Fields executed a loan consolidation
     and refinance agreement with a financial institution for
     a term loan of $1,565,374 collateralized by the building
     and land in Falls Church, Virginia.  The loan requires
     monthly payments of $18,781 consisting of principal and
     interest.  The loan bears interest at 7.34% per annum and
     matures on May 31, 2012. .................................         1,435                  1,522

     Other ....................................................           147                      -
                                                                ----------------- ----------------------
                                                                        1,582                  1,897
              Current portion .................................          (249)                 (495)
                                                                ----------------- ----------------------
                                                                $       1,333     $           1,402
                                                                ================= ======================


10.  Commitments and Contingencies

   Leases

     We have various operating leases for equipment, office and production space. These leases generally provide for renewal or extension at market prices.

     In August 2000, Merry Fields executed a lease agreement with Young Design for the lease of the building in Falls Church, Virginia. The lease commenced on January 1, 2001 and terminates on December 31, 2010. The lease provides for base monthly rent payments of $20,625 with a 3% fixed annual increase after the base year. All intercompany rental income and expense under the lease agreement have been eliminated in consolidation.

     Rent expense, excluding rent paid to Merry Fields, for the nine months ended September 30, 2003 and 2002 (unaudited) was approximately $357,000 and $106,000, respectively.

11.  401(k) - Retirement Plan

     We have a 401(k) retirement plan covering all employees who meet certain minimum eligibility requirements. Each year employees can elect to defer the lesser of 15% of earned compensation or the maximum amount permitted by the Internal Revenue Code. We may make contributions to the plan at our discretion. We made no contribution to the plan for the periods ended September 30, 2003 and 2002 (unaudited). (NOTE: Prior to the effective date of the combination transaction in April 2003, Telaxis had made matching contributions to the 401(k) plan for its employees).

12.  Warrants and Stock Option Plans

     The warrant and option numbers shown in this footnote reflect the adjustments to those warrants and options due to the April 1, 2003 combination of Young Design and Telaxis and the reverse/forward stock splits effected on July 9, 2003.

Stock Warrants
--------------

         The Company has issued warrants for its common stock as follows:

                                                                            Warrants Outstanding
                                                              -------------------------------------------------
                                                                Number of Shares     Per Unit Exercise Right
                                                              --------------------- ---------------------------

             Outstanding December 31, 2002 .................              432,338   $            2.08 - 8.64
                  Warrants granted .........................                    -                          -
                  Warrants exercised .......................              (28,635)  $                   2.08
                  Warrants expired/canceled ................               (3,500)  $                   8.64
                                                              --------------------- ---------------------------
             Outstanding September 30, 2003 (unaudited) ....              400,203   $                   2.08
                                                              ===================== ===========================


                          Expiration Date             Number of
                                                      Warrants
                       -----------------------    ------------------
                       September 2006 ........              300,897
                       July 2007 .............               99,306

Stock Options Issued
--------------------

     The Company has stock option plans that provide for the granting of options to employees, directors, and consultants. The plans permit the granting of options to purchase a maximum of 1,491,507 shares of common stock at various prices and require that the options be exercisable at the prices and at the times as determined by the Board of Directors, not to exceed ten years from date of issuance. As of September 30, 2003, 619,580 options are available for issuance under these plans.

     A summary of the option activity is as follows:

                                                                         Options Outstanding
                                                           -------------------------------------------------
                                                             Number of Shares     Per Share Exercise Price
                                                           --------------------- ---------------------------

          Outstanding December 31, 2002 .................            1,144,401   $          1.32 - 161.00
               Options granted ..........................               53,750   $            0.92 - 4.00
               Options exercised ........................              (36,773)  $            1.52 - 3.24
               Options expired/canceled .................             (289,451)  $          1.60 - 161.00
                                                           --------------------- ---------------------------
          Outstanding September 30, 2003 (unaudited) ....              871,927   $          0.92 - 161.00
                                                           ===================== ===========================


     We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), but apply the intrinsic value method set forth in Accounting Principles Board Opinion No. 25. For stock options granted during 2003, we have estimated the fair value of each option granted using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 2.37% for the options granted during 2003, expected volatility of 284%, expected option life of 4 years and no dividend payment expected for 2003. Using these assumptions, the fair value of the stock options granted in 2003 is $3.68 per stock option.

     If we had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income per share would have been changed to the pro forma amount indicated below:


                                                                                   Nine Months Ended September
                                                                                         30, (unaudited)
                                                                                 --------------------------------
                                                                                      2003             2002
                                                                                 ---------------- ---------------
      Net Income (unaudited) attributable to common stockholders, as reported:   $       4,349    $        511

          Less:  Total stock based employee compensation expense determined
          under the fair value based method for all awards....................           1,453            -
                                                                                 ---------------- ---------------

      Pro forma net income attributable to common stockholders ...............   $       2,896    $         511
                                                                                 ================ ===============

      Basic net income per common share, as reported                             $        0.42    $        0.14
                                                                                 ================ ===============
      Basic net income per common share, pro forma                               $        0.28    $        0.14
                                                                                 ================ ===============

      Diluted net income per common share, as reported                           $        0.41    $        0.14
                                                                                 ================ ===============
      Diluted net income per common share, pro forma                             $        0.27    $        0.14
                                                                                 ================ ===============


13.      Earnings per share (unaudited):

                                               Three Months Ended September 30,        Nine Months Ended September 30,
                                           -----------------    ----------------    ----------------    ----------------
                                                  2003                 2002                2003               2002
                                           -----------------    ----------------    ----------------    ----------------
Numerator (in thousands)
     Net income (loss) ............         $           628      $           (4)     $        4,349      $          511
                                            =================    ================    ================    ===============

Denominator - weighted average
shares
     Denominator for basic earnings
     per share ....................               13,575,775           3,750,000          10,458,683          3,750,000
     Dilutive effect of stock options

     ..............................                  497,867                   -             123,804                  -
                                            -----------------    ----------------    ----------------    ---------------
     Denominator for diluted earnings
     per share ....................               14,073,642           3,750,000          10,582,487          3,750,000
                                            =================    ================    ================    ===============

     Basic earnings per share .....         $           0.05     $          0.00     $          0.42     $         0.14
                                            =================    ================    ================    ===============
     Diluted earnings per share ...         $           0.04     $          0.00     $          0.41     $         0.14
                                            =================    ================    ================    ===============


14.  Concentrations

     We maintain our cash, cash equivalent, and restricted cash balances in several banks. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per bank. At September 30, 2003 (unaudited) and December 31, 2002, the uninsured portion totaled approximately $6.1 million and $976,000, respectively.

     As of September 30, 2003 (unaudited) and December 31, 2002, accounts receivable from none and two major customers, respectively, totaled approximately $0 and $477,000, respectively, which represented 0% and 28%, respectively, of total accounts receivable.

     One customer accounted for 10% of sales for the nine months ended September 30, 2003 (unaudited). One customer accounted for 17% of sales for the quarter ended September 30, 2003 (unaudited). No customer exceeded 10% of sales for the three or nine month periods ended September 30, 2002 (unaudited).

     For the three months ending September 30, 2002, two vendors accounted for 36% of cost of goods sold. For the same period ended September 30, 2003, two vendors accounted for 48% of cost of goods sold. For the nine months ended September 30, 2003 (unaudited), one vendor accounted for 28% of cost of goods sold and for the same period ended September 30, 2002 (unaudited), two vendors accounted for 37% of cost of goods sold.

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

     The cost of the April 1, 2003 acquisition consisted of 9,792,180 shares of common stock valued at $8.4 million and acquisition costs of approximately $0.2 million. Accounting for the transaction as a reverse merger resulted in an excess of net assets over cost of $4.7 million. The valuation of the stock was based on the average closing price for the five days preceding the acquisition.

     Unaudited pro forma results of operations for the three and nine months ended September 30, 2003 and 2002 are included below. Such pro forma information assumes that the above acquisition had occurred as of January 1, 2003 and 2002, respectively, and revenue is presented in accordance with our accounting policies. This summary is not necessarily indicative of what our results of operations would have been had if we had been a combined entity during such periods, nor does it purport to represent results of operations for any future periods.


                                            -----------------------------------------------------
                                                                (unaudited)
                                            -----------------------------------------------------
                                              Three Months
                                             Ended September
                                                   30,         Nine Months Ended September 30,
                                            -----------------  ----------------------------------
                                                  2002               2003              2002
                                            -----------------  ----------------   ---------------
       Net operating revenue............... $        5,179     $         21,699   $      15,072
       Net income (loss)................... $       (3,861)    $          2,029   $      (9,326)
         Net income (loss) per common       ==============     ================   ==============
         share - basic .................... $        (0.12)    $           0.07   $       (0.46)
                                            ==============     ================   ==============
         and diluted ...................... $        (0.12)    $           0.07   $       (0.46)
                                            ==============     ================   ==============

16.  Schedule of Commercial Commitments

                                                          Payments due by period (numbers in thousands)
                                            ---------------------------------------------------------------------------
                                                Total         Less than         1 -3            4 - 5          After 5
                                                                1 year         years            years           years
                                            --------------    -----------    -----------     -----------    -----------
Operating leases - Buildings ............   $      2,989      $      785     $    1,262      $      609     $      333
Operating leases - equipment ............            147             129             18               -              -
Employment Contracts ....................            980             980              -               -              -

                                            --------------    -----------    -----------     -----------    -----------
Total contractual cash obligations ......   $      4,116      $    1,894     $    1,280      $      609     $      333
                                            ==============    ===========    ===========     ===========    ===========


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

18.  Corporate Structural Changes

     On July 9, 2003, Telaxis effected a reverse 1-for-100 split of its outstanding common stock, a forward 25-for-1 split of its common stock outstanding after the reverse stock split, the reincorporation of Telaxis from Massachusetts to Delaware, and the change of its corporate name to "YDI Wireless, Inc."

     No fractional shares were issued as a result of the reverse stock split. Fractional shares held by any stockholder with less than 100 shares in its account were cashed out at a price of $0.954 for each share outstanding before the reverse stock split, which is based on the average trading prices of our common stock on the Over-the-Counter Bulletin Board for the 20 trading days ended on July 9, 2003. Due to this fractional share treatment, 39,976 pre-split shares were cancelled for approximately $38,000. The effect of the stock splits has been reflected for all periods presented.

     No fractional shares were issued as a result of the forward stock split. Any stockholder who was entitled to a fractional share after the forward stock split had that stockholder's holdings rounded up to the next whole share. The Company issued 96 shares to these shareholders in the aggregate.

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





19.  Subsequent Event

     On October 31, 2003 YDI signed a definitive merger agreement to acquire Phazar Corp. (Nasdaq:ANTP). Under the terms of the agreement, Phazar stockholders will receive 1.2 shares of YDI common stock for each share of Phazar common stock. This exchange ratio will not be adjusted for changes in the price of either YDI common stock or Phazar common stock. Based on shares currently outstanding, YDI stockholders would own approximately 87% of the combined entity and Phazar stockholders would own approximately 13%. One member of Phazar's board of directors will join YDI's board of directors. The agreement is subject to the approval of Phazar shareholders and any unforeseen circumstances. YDI expects to complete the acquisition prior to March 31, 2004.

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

   Accounts Receivable Valuation

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required.

   Result of Operations

     The following table provides statements of operations data as a percentage of sales for the periods presented.


                                                            Three Months Ended         Nine Months Ended
                                                              September 30,              September 30,
                                                        -----------------------------------------------------
                                                               2003          2002        2003         2002
                                                        ---------------  ----------  ------------  ----------

     Sales .............................................       100%          100%         100%         100%
     Cost of sales .....................................        47            63           61           64
                                                        ---------------  ----------  ------------  ----------

     Gross margin (loss) ...............................        53            37           39           36
     Operating expenses
         Selling .......................................         9             9            8            7
         General and administrative ....................        22            18           26           20
         Research and development, net .................         9             5            6            3
                                                        ---------------  ----------  ------------  ----------

            Total operating expenses ...................        40            32           40           30
                                                        ---------------  ----------  ------------  ----------

     Operating income (loss) ...........................        13             5           (1)           5
     Other income (expense) ............................         -            (1)          22           (1)
                                                        ---------------  ----------  ------------  ----------

     Income before income taxes ........................        13             4           21            4
     Income taxes ......................................         5             4            1            1
                                                        ---------------  ----------  ------------  ----------

     Net Income ........................................         8             -           20            3
                                                        ===============  ==========  ============  ==========


Three Months Ended September 30, 2003 and 2002

   Sales

     Sales for the three months ended September 30, 2003 were $8.0 million as compared to $5.1 million for the same period in 2002 for an increase of $2.9 million or 57%. The increase in sales is attributed to the addition of sales and marketing resources, introduction of new products, and the receipt of a relatively large order from one customer during the third quarter of 2003 for one of these new products.

   Costs of goods sold and gross profit


     Costs of goods sold and gross profit for the three months ended September 30, 2003 were $3.7 million and $4.3 million, respectively. For the same period in 2002, costs of goods sold and gross profit were $3.2 million and $1.9 million, respectively. Gross margin for the three-month periods ending September 30, 2003 and 2002 were 53% and 37%, respectively. During the third quarter 2003, we introduced several new products to the market place and realized higher than usual margins. As competitive products are introduced to the market (which we expect will happen), we believe that these margins will stabilize closer to historical levels. We also implemented several manufacturing efficiencies and strategies that reduced our costs and increased our gross profit. In addition, we were able to utilize significant component inventory that was valued at below current replacement cost which resulted in a non-recurring improvement in gross margin. In summary, we expect our weighted average cost of goods sold to return to our historical levels despite continued efforts to introduce less costly manufacturing alternative and introduce new products.

   Sales and marketing

     Selling and marketing expenses consist primarily of employee salaries and associated costs for selling, marketing, and customer support. Selling and marketing expenses increased to $0.7 million for the three months ended September 30, 2003 from $0.5 million for the three months ended September 30, 2002. The increase in sales and marketing expenses is primarily a result of added personnel to address the growing market for the Company's expanded product line.

   General and Administrative Expenses

     General and administrative expenses consist primarily of employee salaries and associated costs for information systems, finance, legal, and administration. General and administrative expenses increased to $1.8 million for the three months ended September 30, 2003 from $0.9 million for the three months ended September 30, 2002. The increase in general and administrative expenses primarily consists of costs associated with a public company as well as the costs of combining Young Design and Telaxis.

   Research and Development Expenses

     Research and development expenses consist primarily of personnel and related costs associated with our product development efforts. These include costs for development of products and components, test equipment and related facilities. Gross research and development expenses increased to $0.7 million for the three months ended September 30, 2003 from $0.3 million for the three months ended September 30, 2002. The research and development cost increase is attributable to an increase in engineering personnel and the support of the expanded product line that resulted from the Telaxis combination.

   Income Taxes

     Provision for income taxes for the quarter ended September 30, 2003 of $0.4 million relates to an increase in the valuation allowance associated with the deferred tax assets that had been recorded as of December 31, 2002. As of September 30, 2003, we cannot predict when sufficient taxable income will be generated to justify carrying deferred tax assets on our balance sheet without a valuation allowance. Therefore, we have written off these assets on our balance sheet. Had it not been for the write off of the deferred tax assets, we would have had no income tax expense for the quarter ended September 30, 2003. Provision for income taxes for the quarter ending September 30, 2002 in the amount of $0.2 million relates to an estimated effective tax rate of 42%.

Nine Months Ended September 30, 2003 and 2002

   Sales

     Sales for the nine-month period ended September 30, 2003 were $21.7 million as compared to $15.0 million for the same period in 2002 for an increase of $6.7 million or 45%. The increase in sales is attributed to the addition of sales and marketing resources, introduction of new products, and the receipt of relatively large orders from one customer during the first nine months of 2003 for one of these new products.

   Costs of goods sold and gross profit



     Cost of goods sold and gross profit for the nine months ended September 30, 2003 were $13.1 million and $8.6 million, respectively. For the same period in 2002, costs of goods sold and gross profit were $9.7 million and $5.3 million, respectively. Gross margin for the nine-month periods ending September 30, 2003 and 2002 were 39% and 36%, respectively. During the third quarter 2003, we introduced several new products to the market place and realized higher than usual margins. As competitive products are introduced to the market (which we expect will happen), we believe that these margins will stabilize closer to historical levels. We also implemented several manufacturing efficiencies and strategies that reduced our costs and increased our gross profit. In addition, we were able to utilize significant component inventory that was valued at below current replacement cost which resulted in a non-recurring improvement in gross margin. In summary, we expect our weighted average cost of goods sold to return to our historical levels despite continued efforts to introduce less costly manufacturing alternatives and introduce new products.

   Sales and marketing

     Selling and marketing expenses consist primarily of employee salaries and associated costs for selling, marketing, and customer support. Selling and marketing expenses increased to $1.7 million for the nine months ended September 30, 2003 from $1.1 million for the nine months ended September 30, 2002. The increase in sales and marketing expenses is primarily a result of added personnel to address the growing market for the Company's expanded product line.

   General and Administrative Expenses

     General and administrative expenses consist primarily of employee salaries and associated costs for information systems, finance, legal, and administration. General and administrative expenses increased to $5.8 million for the nine months ended September 30, 2003 from $3.0 million for the nine months ended September 30, 2002. The increase was due primarily to the increase in sales volume, costs associated with a public company, and the costs associated with combining Young Design and Telaxis.

   Research and Development Expenses

     Research and development expenses consist primarily of personnel and related costs associated with our product development efforts. These include costs for development of products and components, test equipment and related facilities. Gross research and development expenses increased to $1.3 million for the nine months ended September 30, 2003 from $0.5 million for the nine months ended September 30, 2002. The research and development cost increase is attributable to an increase in engineering personnel and the support of the expanded product line that resulted from the Telaxis combination.

   Other Income

     The increase in other income was due to a one-time gain from the Telaxis combination. The amount of net assets over costs associated with the Telaxis combination created a $4.7 million gain that was immediately recognized in accordance with SFAS No. 142 at the time of the combination.

   Income Taxes

     Provision for income taxes for the nine months ending September 30, 2003 in the amount of $0.2 million relates to (1)an increase in the valuation allowance associated with the deferred tax assets of $0.4 million that had been recorded as of December 31, 2002 offset by (2) the tax benefit from carrying back of existing net operating losses to recover taxes previously paid. As of September 30, 2003, we cannot predict when sufficient taxable income will be generated to justify carrying deferred tax assets on our balance sheet without a valuation allowance. Provision for income taxes for the nine months ending September 30, 2002 in the amount of $0.2 million relates to an estimated effective tax rate of 42%.

   Liquidity and Capital Resources

     At September 30, 2003, we had cash and cash equivalents of $6.4 million (including restricted cash of $0.1 million) and marketable securities of $1.1 million.

     The increase in accounts receivable to $2.4 million at September 30, 2003 from $1.7 million at December 31, 2002 reflects the increase in sales as a result of an expanded customer base and new product introduction while maintaining a consistent DSO (Days Sales Outstanding) of approximately 30 days for both reporting periods. The increase in accounts payable and accrued expenses to $3.4 million at September 30, 2003 from $2.1 million at December 31, 2002 reflects increased payables due to the increase in sales volumes, but primarily was caused by Telaxis' accruals for severances, accrued vacation, reserves for discontinued operations, and related costs of the combination transaction.

     Cash provided by the operating activities in the nine months ended September 30, 2003 was $1.0 million compared to $0.7 million for the same period in 2002. For the nine months ended September 30, 2003 and 2002, cash provided by operating activities primarily represented our net income.

     Cash provided by investing activities for the nine months ended September 30, 2003 was $4.9 million compared to cash utilized by investing activities of $0.4 million for the same period in 2002. In the nine months ended September 30, 2003, these amounts related primarily to the purchase of Telaxis by Young Design. As for the nine month period ending September 30, 2002, these amounts related primarily to the purchase of securities for investment and capital expenditures required in support of business growth.

     Cash used by financing activities in the nine months ended September 30, 2003 was $0.6 million compared to cash provided of $0.5 million for the same period in 2002. The financing activities for the nine months ended September 30, 2003 consisted primarily of payments on capital lease obligations and long-term debt offset by the issuance of notes payable for new product acquisitions and related intellectual property for these products. The financing activities for the nine months ended September 30, 2002 consisted primarily of the issuance of notes payable for the acquisition of a new product line to complement our existing product offerings.

     Our 2003 and future cash requirements will depend upon a number of factors, including the impact of the Young Design - Telaxis combination, the timing and extent of growth in our product lines, the timing and level of research and development activities and sales and marketing campaigns, and our ability to generate sales orders while controlling manufacturing and overhead costs. We believe that our cash and marketable securities at September 30, 2003 will provide sufficient capital to fund our operations for at least 12 months. However, our capital needs may be higher or lower depending on a number of factors, primary among them being the results we achieve as a combined company. We may require additional capital to fund our operations. In addition, from time to time we evaluate opportunities to acquire complementary technologies or companies. Should we identify any of these opportunities, we may need to raise additional capital to fund our operations as well as the costs associated with the acquisitions. There can be no assurance that additional financing will be available to us on favorable terms or at all.

     Debt, Covenant Compliance and Liquidity

     YDI Wireless has a $2 million line of credit with Bank of America. We have not used this line of credit as of September 30, 2003.

     We have the following contractual obligations and commercial commitments as of September 30, 2003:

                                                                      Payments due by period
                                            ---------------------------------------------------------------------------
                                                Total         Less than      1 -3 years      4 - 5          After 5
                                                                1 year                         years          years
                                            --------------    -----------    -----------     -----------    -----------
Line of credit ..........................   $           -     $        -     $        -      $        -     $        -
                                            ==============    ===========    ===========     ===========    ===========

                                                          Payments due by period (numbers in thousands)
                                            ---------------------------------------------------------------------------
                                                Total         Less than      1 -3 years      4 - 5          After 5
                                                                1 year                         years          years
                                            --------------    -----------    -----------     -----------    -----------
Operating leases - Buildings ............   $       2,989     $      785     $    1,262      $      609     $      333
Operating leases - equipment ............             147            129             18               -              -
Employment Contracts ....................             980            980              -               -              -
                                            --------------    -----------    -----------     -----------    -----------
Total contractual cash obligations ......   $       4,116     $    1,894     $    1,280      $      609     $      333
                                            ==============    ===========    ===========     ===========    ===========




Subsequent Event

     On October 31, 2003 YDI signed a definitive merger agreement to acquire Phazar Corp. (Nasdaq:ANTP). Under the terms of the agreement, Phazar stockholders will receive 1.2 shares of YDI common stock for each share of Phazar common stock. This exchange ratio will not be adjusted for changes in the price of either YDI common stock or Phazar common stock. Based on shares currently outstanding, YDI stockholders would own approximately 87% of the combined entity and Phazar stockholders would own approximately 13%. One member of Phazar's board of directors will join YDI's board of directors. The agreement is subject to the approval of Phazar shareholders and any unforeseen circumstances. YDI expects to complete the acquisition prior to March 31, 2004.

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

     As of September 30, 2003, we had cash and cash equivalents of $6.4 million. Substantially all of these amounts consisted of highly liquid investments with remaining maturities at the date of purchase of less than 90 days. As of September 30, 2003, we had marketable securities of $1.1 million which consisted of short-term, interest bearing, investment grade securities or direct or guaranteed obligations of the U.S. government with maturities through March 2004. These investments are exposed to interest rate risk and will decrease in value to the extent that market interest rates increase. We believe a hypothetical increase in market interest rates of up to as much as 10 percent from the September 30, 2003 rates would not cause the fair value of these investments to decline significantly, since our investments mature within twelve months. Although an immediate increase in interest rates would not have a material effect on our financial condition or results of operations, declines in interest rates over time will reduce our interest income.

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

   Cautionary Statements of General Applicability

     In addition to other factors and matters discussed elsewhere in this Form 10-Q, in our other periodic reports and filings made from time to time with the Securities and Exchange Commission, and in our other public statements from time to time (including, without limitation, our press releases), some of the important factors that, in our view, could cause actual results to differ materially from those expressed, anticipated, or implied in the forward-looking statements include, without limitation, a severe worldwide slowdown in the telecommunications equipment market; the downturn and ongoing uncertainty in the telecommunications industry and larger economy; developments in our relatively new industry and in the larger economy; the intense competition in the telecommunications equipment industry and resulting pressures on our pricing, gross margins, and general financial performance; the impact, availability, pricing, and success of competing technologies and products; difficulties in distinguishing our products from competing technologies and products; difficulties or delays in obtaining customers; dependence on a limited number of significant customers; lack of or delay in market acceptance and demand for our current and contemplated products; difficulties or delays in obtaining raw materials, subassemblies, or other components for our products at the times, in the quantities, and at the prices we desire or expect; our having limited capital; working capital constraints; the expense of defending and the outcome of pending and future stockholder litigation, including without limitation, our possible exposure under the contemplated settlement of that litigation; our recent focus on certain aspects of our current business; difficulties or delays inherent in entering new markets and business areas; difficulties or delays in developing and establishing new products, product lines, and business lines; difficulties or delays in developing, manufacturing, and supplying products with the contemplated or desired features, performance, price, cost, and other characteristics; difficulties in estimating costs of developing and supplying products; difficulties in developing, manufacturing, and supplying products in a timely and cost-effective manner; difficulties or delays in developing improved products when expected or desired and with the additional features contemplated or desired; our limited ability to predict our future financial performance; our inability to predict the date of our profitability; the expected fluctuation in our quarterly results; the expected fluctuation in customer demand and commitments; the expected volatility in our stock price, particularly now that our common stock is traded on the Over-The-Counter Bulletin Board; issues associated with continued listing on the Over-The-Counter Bulletin Board; difficulties in attracting and retaining qualified personnel, particularly in light of our business uncertainty, previous workforce restructurings, and lower stock price; our dependence on key personnel; inability to protect our proprietary technology; the potential for intellectual property infringement, warranty, product liability, and other claims; failure of our customers to sell broadband connectivity solutions that include our products; difficulties in our customers or ultimate end users of our products obtaining sufficient funding; cancellation of orders without penalties; difficulties in complying with existing governmental regulations and developments or changes in governmental regulation; difficulties or delays in obtaining any necessary governmental or regulatory permits, waivers, or approvals; our dependence on third-party suppliers and manufacturers; difficulties in obtaining satisfactory performance from third-party manufacturers and suppliers; risks associated with foreign sales such as collection, currency and political risk; investment risk resulting in the decrease in value of our investments; difficulties in collecting our accounts receivable; future stock sales by our current stockholders, including our directors and management; the effect of our anti-takeover defenses; and risks associated with any acquisitions or investments in which we may be involved. Many of these and other risks and uncertainties are described in more detail in our annual report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.



Specific Cautionary Statements Relating to the Contemplated Acquisition of Phazar Corp.

     On October 30, 2003, YDI Wireless announced a definitive merger agreement to acquire Phazar Corp. There can be no assurance whatsoever that this acquisition or any other combination transaction between YDI and Phazar will be consummated. Risks associated with or arising from this contemplated transaction include risks relating to the companies' ability and desire to satisfy the conditions to closing the transaction set forth in the definitive transaction documentation (including, without limitation, the need to obtain the approval of Phazar's stockholders); the substantial time and costs each company will be expending and incurring relating to a contemplated transaction; the ability to obtain any necessary regulatory approvals and clearances, including federal and state securities registrations, qualifications, approvals, clearances, and/or exemptions, needed to consummate a transaction; the ability of the companies to integrate in a cost-effective, timely manner without material loss of employees, customers, or suppliers; the risk that the expected synergies and other benefits of the transaction will not be realized at all or to the extent expected; the risk that cost savings from the transaction may not be fully realized or may take longer to realize than expected; reactions, either positive or negative, of investors, competitors, customers, suppliers, employees, and others to the transaction; the time and costs required to complete the contemplated transaction and then integrate the companies; management and board interest in and distraction due to the contemplated transaction; the uncertain impact on the trading market, volume, and price of each company's stock; difficulties in predicting the combined company's future business and financial performance; costs and delays in implementing common systems and procedures, including financial accounting systems; and the fact that the registration, issuance, and/or future sale of a large number of shares of our common stock may cause a stagnation or decline in the market price of our common stock.


   Specific Cautionary Statements Relating to the Strategic Combination of Young Design and Telaxis

     On April 1, 2003, Young Design and Telaxis closed a strategic combination transaction. There can be no assurance whatsoever that this combination will ultimately be successful or beneficial to our stockholders. Risks associated with or arising from this recent transaction include risks relating to the ability of the companies to integrate in a cost-effective, timely manner without material loss of employees, customers, or suppliers; the time and costs required to integrate the companies; the distraction caused by this integration process; the risk that the expected synergies and other benefits of the combination will not be realized at all or to the extent expected; the risk that the contemplated cost savings from the combination may not be fully realized or may take longer to realize than expected; reactions, either negative or positive, of investors, competitors, customers, suppliers, employees, and others to the combination; management and board interest in and distraction due to this transaction; risks arising from personnel changes since the combination; costs and delays in implementing common systems and procedures, including financial accounting systems; risks associated with Young Design's lack of experience operating as a public company, including the process of periodic financial reporting; risks associated with Young Design's need to adopt and implement in a short period of time a number of additional accounting controls, procedures, policies, and systems to facilitate timely and accurate periodic financial reporting; the possible need for the combined company to hire additional accounting staff, including individuals familiar with periodic financial reporting; and the fact that the issuance and/or future sale of a very large number of shares of common stock may cause a stagnation or decline in the market price of our common stock.

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

Item 4. Controls and Procedures.

   Disclosure controls and procedures

     Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2003, have concluded that as of such date our disclosure controls and procedures were adequate and effective.

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

Item 2. Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

     We issued 13,892 shares of common stock at $2.08 per share in June 2003 to a warrant holder upon the exercise of warrants on a cashless basis (we withheld 14,743 shares of common stock as payment for the aggregate exercise price of the warrants). We received no cash proceeds from the issuance of these shares. The issuance was completed without registration under the Securities Act in reliance upon the exemptions contained in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act for transactions not involving a public offering. This issuance of common stock by us did not involve the use of an underwriter, and no commissions were paid in connection with this issuance.

Corporate Structural Changes

     On July 9, 2003, Telaxis effected a reverse 1-for-100 split of its outstanding common stock, a forward 25-for-1 split of its common stock outstanding after the reverse stock split, the reincorporation of Telaxis from Massachusetts to Delaware, and the change of its corporate name to "YDI Wireless, Inc."

     No fractional shares were issued as a result of the reverse stock split. Fractional shares held by any stockholder with less than 100 shares in its account will be cashed out at a price of $0.954 for each share outstanding before the reverse stock split, which is based on the average trading prices of our common stock on the Over-the-Counter Bulletin Board for the 20 trading days ending on July 9, 2003. Due to this fractional share treatment, 39,976 pre-split shares were cancelled for approximately $38,000.

     No fractional shares were issued as a result of the forward stock split. Any stockholder who was entitled to a fractional share after the forward stock split had that stockholder's holdings rounded up to the next whole share. The Company issued 96 shares to these shareholders in the aggregate.

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


Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits

             See Exhibit Index.


        (b)  Reports on Form 8-K

     On July 16, 2003, we filed a report on Form 8-K to report that, on July 9, 2003, we effected a reverse 1-for-100 split of our outstanding common stock, a forward 25-for-1 split of our common stock outstanding after the reverse stock split, the reincorporation of the company from Massachusetts to Delaware, and the change of our corporate name to "YDI Wireless, Inc."

     On July 21, 2003, we filed a report on Form 8-K to report that YDI Wireless had assumed the Telaxis stock option plans and stock options and was adopting the registration statements relating to those stock option plans and stock options..

     On August 1, 2003, we filed a report on Form 8-K to report a press release relating to the earnings announcement for the second quarter ending June 30, 2003.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                YDI Wireless, Inc.

Date:  November 10, 2003        By: /s/  Patrick L. Milton
                                    --------------------------------------------
                                    Patrick L. Milton,
                                    Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX

Exhibit
Number                             Description
  2.1 Agreement and Plan of Merger and Reincorporation by and between Telaxis Communications Corporation and YDI Wireless, Inc. dated as of June 23, 2003.*

  3.1 Certificate of Incorporation of YDI Wireless, Inc. as filed with the Delaware Secretary of State on May 5, 2003.**

  3.2 Certificate of Merger of YDI Wireless, Inc. and Telaxis Communications Corporation as filed with the Delaware Secretary of State on May 7, 2003.**

  3.3     By-laws of YDI Wireless, Inc.**

  3.4 Articles of Amendment to Restated Articles of Organization of Telaxis Communications Corporation, as filed with the Massachusetts Secretary of State on July 8, 2003 effecting a reverse stock split.**

  3.5 Articles of Amendment to Restated Articles of Organization of Telaxis Communications Corporation, as filed with the Massachusetts Secretary of State on July 8, 2003 effecting a forward stock split.**

  3.6 Articles of Merger of YDI Wireless, Inc. and Telaxis Communications Corporation, as filed with the Massachusetts Secretary of State on July 8, 2003.**

  4.1 Form of certificate evidencing ownership of Common Stock of YDI Wireless, Inc.**

  4.2 Amendment No. 3 to Rights Agreement by and between Telaxis Communications Corporation and Registrar and Transfer Company, as Rights Agent dated as of May 15, 2003.**

  10.1 Separation Agreement and General Release by and between YDI Wireless, Inc. and Dennis C. Stempel dated September 15, 2003.

  10.2 Separation Agreement and General Release by and between YDI Wireless, Inc. and John L. Youngblood dated October 1, 2003.

  31.1    Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

  31.2    Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

  32.1 Certification Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350 of Chapter 63 of Title 18 of the United States Code).

________
All non-marked exhibits listed above are filed herewith.
     * Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on July 16, 2003.
     ** Incorporated herein by reference to the same-numbered exhibit to Form 10-Q filed with the SEC on August 14, 2003.