Form 10-K
period 2003-12-31
YDI WIRELESS INC
filed 2004-02-20
CIK 712511

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ---------------------------------
                                    FORM 10-K
                        ---------------------------------

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

                          Common Stock, $.01 Par Value
                              (Title of each class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |_| No |X|

      As of June 30, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $15,365,470. Shares of common equity held by each of the registrant's directors and officers on that date and by each person who beneficially owned 10% or more of the outstanding common stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The aggregate market value has been computed based on a split-adjusted price per share of $3.68, which is the price at which the common equity was last sold on June 30, 2003.

      As of February 13, 2004, the Company had 14,243,145 shares of common stock outstanding.

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

Item 1. Business.

Overview

      We provide broadband, or high-speed, wireless access products and access cards both in the United States and internationally. Our systems enable service providers, enterprises and governmental organizations to deliver high-speed data connectivity enabling a broad range of applications. We believe our fixed wireless systems address the growing need of our customers and end-users to rapidly and cost effectively deploy high-speed communication networks. Our goal is to offer reliable wireless data equipment with improved range, performance and ease of use.

Recent Developments

      We are the result of a merger consummated on April 1, 2003 between Telaxis Communications Corporation ("Telaxis") and Young Design, Inc. ("Young Design"). Telaxis was a publicly traded company that focused on developing high capacity millimeter wave wireless products. Young Design was a privately held company that developed, produced and sold wireless data products, primarily in microwave frequencies. Subsequent to the merger, the company effected a 1 for 100 reverse stock split followed by a 25 for 1 forward stock split, re-incorporated in Delaware and changed its name to YDI Wireless, Inc.

      Prior to its merger with Telaxis, Young Design had grown through a combination of organic growth and acquisitions. In March 2003, Young Design acquired certain assets and licensed technologies to permit it to manufacture and sell the Link CX product. In May 2002, Young Design acquired certain assets and licensed technology to permit it to manufacture and sell the Link EX, Link 4X and RAN products. In May 2001, Young Design purchased Zeus Wireless, Inc., a manufacturer of low speed wireless data equipment.

      On October 30, 2003, we signed a definitive agreement to acquire Phazar Corp ("Phazar") for 1.2 shares of our stock for each share of Phazar outstanding and not held by us. At the time of signing the definitive agreement, we held approximately 21% of Phazar. The transaction with Phazar is subject to the approval of Phazar's shareholders. It is anticipated that the transaction will be consummated in the first calendar quarter of 2004. Phazar designs, manufactures and markets antenna systems, towers and communication accessories worldwide. The United States government, military and civil agencies, as well as prime contractors, represent Phazar's principal customers. Phazar's operations are performed in Mineral Wells, Texas for customers throughout the country.

Industry Background

      We believe that there exists a significant need for bandwidth where digital phone lines or fiber optic cable are either too expensive to deploy, unavailable or inadequate to meet demand. This barrier is often referred to as the "last mile" gap. Carriers typically have to overcome cost, time, technological, and other barriers when trying to close the last mile gap.

      Given the revenue difficulties faced by telecommunications carriers, they are limiting their further capital expenditures. In the current economic climate, it is expected that further network development, especially at the network edge, will focus on deployments where new capital expenditures will be closely followed by new revenue. Connecting new subscribers to existing broadband at low incremental cost would fit well in this market reality. We believe that our products are well suited to this market environment as they permit telecommunications carriers to bring broadband connectivity to the network edge faster and cheaper than with new landline build-outs.

      As a result of the capital expenditure reductions by fiber carriers, some potential subscribers are looking elsewhere to satisfy their connectivity needs. For example, enterprises are expected to increasingly turn to network integrators to provide connectivity between their local area networks ("LANs") and storage area networks ("SANs"), as their business conditions improve. Cellular network operators are faced with similar connectivity issues when they try to provide backhaul to connect their cellular telephone towers to the rest of their networks. We expect this issue to intensify as subscribers demand increasingly data-intensive mobile services. Overlaying all of these industry trends is the current desire for increased network redundancy and reduced vulnerability through duplicate and alternative communications paths, which can often readily be provided with our products.

      Fixed Wireless Broadband

      Telecommunications carriers that do not have direct connectivity to the end customer through an existing medium such as copper or cable cannot cost effectively create a land line connection to that customer and are relegated to reselling the existing connectivity, possibly with enhancements, in some form or fashion. As a reseller, the telecommunications carrier is subjected to the quality of service and support provided by the underlying operator of the network. Extended range license-free fixed wireless broadband systems allow telecommunications carriers to establish an alternative network that they can own and control to enable them to offer superior connectivity head to head with the incumbent service provider. Our products allow a telecommunications carrier to offer broadband connectivity to markets where no broadband has been previously deployed because it was not cost effective to offer broadband connectivity using traditional landline solutions. Equally important, the use of license-free spectrum permits a new entrant to rapidly and cost effectively reach a new market of subscribers demanding broadband connectivity.


      Many small to medium sized ISPs (Internet Service Providers) have no other viable means to offer high-speed Internet service to their customers other than using the license-free radio bands. ISPs are increasingly offering wireless broadband connectivity and are known as WISPs (Wireless Internet Service Providers). Our point-to-multipoint systems have been deployed by over 1,000 WISPs and are currently serving tens of thousands of end customers, many of which had no broadband access prior to the roll outs incorporating our equipment.

      Rural Broadband

      In many rural areas of the country there is no DSL or cable TV service available. Residential and business customers there typically only have slow-speed dial-up access. Some use satellite links for broadband Internet access, but its relatively slow up load speeds and extremely long latency does not make it an ideal choice for high-speed wireless Internet. Many Internet Service Providers now use the license-free radio bands to offer high-speed wireless Internet to their rural dial-up customers. Our long-range point-to-multipoint systems are well suited for these rural areas and towns where there is no other viable broadband option.

      Public Hot Spots and Hot Zones

      A new form of wireless connectivity, which currently appears to be experiencing substantial growth, is the proliferation of Hot Spots. Put simply, a Hot Spot is a geographical area in which end users utilizing a WLAN (Wireless
LAN) card can access a broadband wireless connection for Internet connectivity. The Hot Spot is usually offered by a telecommunications carrier for a fee or by the local venue owner/operator for a fee or as an amenity. An increasing number of Hot Spots permitting free public access are being deployed by a variety of organizations. The advantages of Hot Spots are broadband connectivity, ease of use, mobile operations and roaming capabilities. The primary disadvantage of Hot Spots is that their effective range of less than 300 feet greatly limits the benefit of a single Hot Spot and would require the deployment of a huge number of Hot Spots to generate any meaningful level of coverage. To date, the deployment of Hot Spots has been sporadic and is generally limited to high traffic areas such as airports, convention centers, hotels and coffee shops. This limited deployment has attracted limited attention from end-users who require a broader area of coverage to widely adopt the service.

      We have been an industry leader in the concept of Hot Zones. A Hot Zone is the functional equivalent of a Hot Spot except that it incorporates our amplifier and high gain antenna technology to illuminate a dramatically larger area of coverage than is covered by a traditional Hot Spot. For instance, rather than providing a single coffee shop with wireless coverage by utilizing a Hot Spot, a carrier could provide wireless coverage to a zone of several coffee shops and restaurants by utilizing a Hot Zone. Also, since the deployment of Hot Zones is more similar to the deployment of cellular telephone systems, we believe that telecommunications carriers will migrate to Hot Zone deployments rather than attempting to build out Hot Spots one building at a time. We believe that the proliferation of Hot Zones will create a dramatic improvement in the geographical footprint of Hot Spot type coverage which is required to increase the acceptance and demand from end users.

      Cellular Backhaul

      We believe that the need for high-speed backhaul, the connections between cellular telephone towers and the rest of the cellular telephone network, will remain solid and even increase due to the increased capacity demands of existing cellular deployments as well as the deployment of additional cellular systems. The amount of data that needs to be backhauled from cellular systems should increase significantly as 2.5G, 3G and other high-data-rate cellular systems are developed and deployed and more data intensive applications are offered. We believe that the backhaul data rates required for some individual cells will exceed the capabilities of the land line T-1/E-1 connections that are typically used today, thereby providing an attractive market for our Link CX product with its 45 Mbps (Megabits per second) DS-3 capabilities.

      Private Enterprise Networks

      Business, government and institutional enterprise network deployments are increasingly deploying high-speed connections between multiple buildings occupied by the same or affiliated businesses or other enterprises in a campus or business complex setting. Given that public fiber network carriers have curtailed their capital spending programs, enterprises are turning to network integrators to connect their LANs together. These integrators are motivated to quickly and cost effectively deploy solutions and are very receptive to considering alternative methods of providing connections - such as our products
- rather than just fiber optic cable. In addition, high-data-rate next generation fixed wireless LAN systems such as IEEE 802.11a/b/g (several different standards for wireless LAN interoperability) are creating additional needs for LAN-to-LAN connectivity that could be met with our products, depending upon the data rate required. The higher data rate capabilities within the LAN are generating demand for higher speed connections between LANs such as our FiberLeap(TM) product, with its Gigabit Ethernet (1.25 Gibabits per second) data rates.

      The Desire for Redundancy and Reduced Vulnerability

      In both government and commercial communications systems, there is now a strong emphasis on redundancy in networks, including the use of alternative medium in achieving redundancy. In addition, there is greater emphasis on distributed network infrastructures to prevent single node network failures. These trends could favorably affect all of the market segments that we are addressing as our products provide a redundant path of wireless connectivity rather than the exclusive use of land-line-based connectivity.

YDI's Solution

      We believe that there exists a growing market to provide license-free high-speed wireless connectivity. The advantage of utilizing license-free spectrum is that the operator can deploy the necessary equipment without the expense and time associated with acquiring a license. This allows for rapid deployment as well as creating a more competitive landscape without the artificial barriers associated with a license holder having a monopolistic hold over a geographical area. There are several significant advantages of utilizing wireless connectivity as opposed to traditional land-line solutions such as copper, fiber, digital subscriber line (DSL) or cable modems. Wireless can be very rapidly and selectively deployed at a much lower cost than traditional land line solutions. This permits service providers to rapidly enter new market and offer new services. Wireless is also well positioned to improve and grow over time as applications dictate while many landline solutions are inherently usually limited in bandwidth by the medium that they operate in. Finally, as demonstrated by the rapid proliferation of cellular phones worldwide, users have demonstrated a preference for the mobility and freedom of wireless systems.

      We try to provide the best price/performance ratio for our class of products by, where possible, combining industry standardized wireless communication equipment, such as 802.11b equipment, with enhanced range, functionality and robustness. The goal is to provide higher quality products that can be utilized under the demanding conditions required by large-scale service providers while keeping the price of the equipment at a range that permits a relatively rapid payback of investment by our customers. Because our proprietary technology enables our systems to transmit over longer distances than competing product designs, service providers, businesses and other enterprises require fewer units to cover a specified area. As a result, they are able to reduce both their initial and incremental capital expenditures for network deployment.

      We offer a broad range of systems that enable service providers, businesses and other enterprises to create complete broadband wireless networks that connect end-users to the fiber backbone. Our point-to-point systems are primarily used within the backhaul segments of networks and also provide last mile access to large businesses. Our point-to-multipoint systems are used primarily to provide last mile access to small to mid-sized businesses and residential users. Many of our systems use similar radio frequency technology, digital signal processing and network management software. We believe this design commonality offers service providers, businesses and other enterprises higher end-to-end performance, lower equipment costs and lower training and maintenance costs.

      Markets which are benefiting from the use of our license-free wireless equipment include:

            o Service providers such as WISPs who utilize fixed wireless connectivity to offer broadband connectivity to their customers

            o Telecommunications carriers that can utilize our products to offer enhanced services or to fill in gaps in their existing networks quickly and cost effectively

            o Service providers or enterprises that need high speed connectivity between two or more points such as linking the LANs of two buildings

            o Operators of Hot Spots who utilize our equipment to provide high speed mobile connectivity in high density areas such as airports, convention centers and downtown areas

            o Government, military or emergency service providers who utilize our equipment in order to provide a rapidly deployable high speed data distribution system in the event that existing communication systems are inadequate or unavailable or as a redundant back up to their primary communication systems

      Our broadband wireless access systems have various disadvantages and limitations. For example, the broadband wireless access industry is technology intensive and requires us to continually develop new products or product enhancements in order for us to remain competitive. In addition, in contrast to mobile wireless access solutions, our systems require line-of-sight installation, which often requires the end-user to obtain roof rights from third parties. Since we focus primarily on license-free bands, our systems may also experience problems due to radio signal interference, which may occur if multiple wireless systems are operating on the same radio frequencies and in the same geographic areas as our systems. Signal fade due to rain is a significant limiting factor for the operation of our products that operate in the higher 24 GHz and 60 GHz frequencies. Certain aspects of our product line can be substituted with off the shelf WLAN products. Such products are extremely low cost and can either cause downward pressure on the prices that we can receive in the market place for our products and, in some cases, even replace our products entirely.

Strategy

      Our objective is to be a leading global provider of broadband wireless access systems operating in the license-free frequencies. Our strategy to accomplish this objective is to:

      Capitalize on our technology expertise to rapidly introduce new products. Our team of engineers has multi-disciplinary technical capabilities, including radio frequency technology spanning from microwave to millimeter waves as well as digital, software and networking expertise. We believe integrating these capabilities is highly complex, and we intend to continue to take advantage of our technology expertise to introduce product enhancements and new products in a rapid and cost effective manner. As systems become more complex and sophisticated and particularly, as systems operate at higher data rates and frequencies, we believe that it will become increasingly difficult for organizations without our breadth of skills to be competitive in product development.

      Leverage our direct sales model and direct relationship with our end customers. Due to our direct sales model, we have relationships with many of our end customers. As a result of this, we believe that we have closer and more sustainable relationships and generate more product loyalty. In addition, by maintaining direct contact with the end users we believe that we remain more attuned to the limitations of existing technology and opportunities for new product development. We plan to continue to offer synergistic products to our existing customers and to expand our direct customer base.

      Expand our sales efforts outside of the United States and establish international channels of distribution. Currently approximately 74% of our revenues are generated by the sale of products within the United States. We believe that markets outside of the United States actually offer better market potential than what exists inside the United States because there is significantly less deployed communications infrastructure throughout much of the world. While we have had limited success in our overseas efforts to date, we believe that our products are competitive in the overseas markets. We believe that results to date have been limited in some part due to our application of our direct sales model into overseas markets. We believe that establishing distribution channels may be a better system for offering our products in overseas markets and have recently begun developing such distribution channels. It is still too early for us to ascertain if the use of local distributors will improve our overseas revenues.

      Expand through acquisitions. We intend to pursue acquisitions of complementary businesses, technologies, products or services to expand our presence in the broadband wireless access market. We are currently integrating the millimeter back-haul products acquired as the result of the merger completed on April 1, 2003 of Young Design, Inc. and Telaxis Communications Corporation. Our Link EX, 4X and RAN and Link CX product lines are a result of technology purchases from InterWAVE Communications in May 2002 and March 2003, respectively.

Products

      We have two primary product lines: high-speed point-to-point products and point-to-multipoint products. In 2003, point-to-point products accounted for approximately 20% of our revenues and our point-to-multipoint products accounted for approximately 80% of our revenues. Our best selling point-to-point products are our Link CX and Link EX and our best selling point-to-multipoint product is our EtherAnt II.

High-Speed Point-to-Point Products

      Point-to-point systems are used to bridge networks from one location to another ("Bridging") or carry data traffic from remote locations to a service provider's core network ("Backhaul"). Each of our point-to-point systems consists of identical piece(s) of equipment deployed at each end of the desired link. Each piece of equipment is first connected to an end-user's network by a cable and a connector and the radio unit and antennas are positioned to have clear line of sight to each other, usually on a rooftop or tower. All of our point-to-point products are designed for the radio unit to be deployed as close to the antenna as possible to minimize cable cost and loss of the radio signal and, several units are available with an integrated antenna as an option to maximize efficiency and ease of installation. The two antennas are then aimed at one another to create a wireless connection between the two locations. By using multiple systems, an operator can connect more than two locations to form a more extensive network. Our products offer a variety of transmission speeds and radio frequencies. The table below summarizes the features of our current products:

   --------------------------------------------------------------------------
       PRODUCT NAME                  DATA RATE               FREQUENCY
       ------------                  ---------               ---------
   --------------------------------------------------------------------------
   BRIB (Bridge in a Box)     4 Mbps half duplex      2.4 GHz
                                                      11 Channels
   --------------------------------------------------------------------------
   BAIB (Backhaul in a Box)   4 Mbps half duplex      5.8 GHz
                                                      13 channels
   --------------------------------------------------------------------------
   EtherLeap                  4 Mbps half duplex      24 GHz
                                                      13 channels
   --------------------------------------------------------------------------
   Link EX                    8 Mbps full duplex           UNII (5.2/5.7 GHz)
                                   (16 Mbps
                                   aggregate)         8 channels
   --------------------------------------------------------------------------
   Link 4X                         Four (4) E-1            UNII (5.2/5.7 GHz)
                                   circuits                8 channels
   --------------------------------------------------------------------------
   Link CX                         45 Mbps full            5.3 GHz or 5.7 GHz
                                    duplex/DS3             2 channels
   --------------------------------------------------------------------------
   FiberLeap                       OC-3, OC-12 or     60 GHz
                                    1.25 Gbps full
                                    duplex
   --------------------------------------------------------------------------

      BRIB, BAIB and EtherLeap. These point-to-point products have the same central radio technology inside them and differ only in the frequency at which they operate. All units utilize direct sequence spread spectrum (DSSS) technology for improved interference resistance. These units are designed to be pole mounted with data and power carried along a single line of weatherized cable allowing for quick and easy deployment. These products all share the same feature-rich radio management and monitoring software interface.

      The BRIB has a line of sight range of about 3 miles (longer range versions are available) and is an excellent low cost solution for low density deployments or for an enterprise connecting two buildings. The BAIB has a line of site range of up to 50 miles and is widely used as a backhaul solution by WISPs who are using 2.4 GHz for their point-to-multipoint last mile distribution and need to use a different frequency for backhaul. The EtherLeap has a range of about 1 to 3 miles and is used primarily by organizations seeking a higher level of security or interference resistance or in extremely radio frequency hostile environment where the other licensee-free frequencies are all occupied.

      Link EX/Link 4X. The Link EX consists of a pole-mounted radio that gets power and data from a single weatherized cable. The Link EX offers 8 Mbps full duplex connectivity with a line-of-sight range of up to 10 miles. Full duplex operation means that data is passed in both directions at the same time. This is important in latency sensitive applications such as voice or streaming video applications. The Link 4X incorporates a Link EX with an indoor unit that channelizes the Link EX's data stream into four (4) E-1 channels for easy integration into phone systems based upon European telco transmission standards. The Link EX or 4X is used primarily by carriers with small to mid-size backhaul needs.

      Link CX. The Link CX is primarily deployed to enable service providers, businesses and other enterprises to expand or establish private networks by bridging Internet and network traffic among multiple facilities. In addition, the Link CX is also used to provide fiber extension and last mile access. The CX has a line of sight range of up to 25 miles and offers extremely feature rich management and monitoring capabilities.

      FiberLeap(TM). The FiberLeap(TM) is a compact, easily deployed product operating in the 60 GHz millimeter-wave band between 57 GHz and 64 GHz. It enables fiberless transmission of data, voice and video communication at variable fiber optic data rates from OC-3 (155 Mbps) to OC-12 (622 Mbps) and Ethernet traffic at speeds up to 1.25 Gbps full duplex. It is engineered to provide link distances from 600 meters to 1,100 meters with 99.99% availability, depending upon prevailing rainfall rates in the geographic regions where it will be used.

      A FiberLeap(TM) product consists of two units, an outdoor access unit
(ODU) and an indoor unit (IDU) that is an interface panel. The outdoor unit contains the transmitter, receiver, antenna, and other electronics for one end of a link. The outdoor unit is a self-contained unit connecting to the indoor unit with a single cable that incorporates fiber optic as well as power cables.

Point-to-multipoint products

      Our point-to-multipoint systems are designed to enable service providers, businesses and other enterprises to address the last mile bottleneck. Our systems enable service providers to cost-effectively connect end-users to a central hub. Businesses, governmental agencies and other enterprises may also use these systems to cost-effectively connect multiple facilities within their private networks. Our point-to-multipoint systems permit cumulative connectivity of up to 4 Mbps from a single base unit and can support hundreds of customers from a single location. These systems can operate over distances of 10 miles or more providing for extremely large areas of coverage. Since our point-to-multipoint systems require line of sight to connect, actual coverage is dictated by the ability to achieve actual line of sight from the base site to the end customer's antenna.

      Our point-to-multipoint system are typically deployed in a hub and spoke configuration consisting of (1) a single central base station, generally called a WIPOP (Wireless Point of Presence) and (2) customer premise equipment (CPE) located at each end-user's location. The WIPOP wirelessly connects to the remote CPE. The WIPOP offers high-speed two-way data communications to each end-user using a technique called time division duplexing (TDD). The WIPOP can operate in
2.4 GHz or 5.8 GHz frequencies, in various geographic configurations and can be divided in discrete sectors to permit supporting hundreds of clients from a single base station. The WIPOP is able to connect to the central office of a service provider using land line connectivity or our point-to-point technology.

      Our most popular CPE, our EtherAnt-II product, transmits and receives data between the end-user and the WIPOP. The EtherAnt-II is extremely easy to install and uses a single weatherized Category 5 Ethernet cable carrying both data and power to the pole-mounted antenna with integrated radio. Our proprietary software allows for remote management and monitoring of an unlimited number of EtherAnt-IIs from a single location.

Sales and Marketing

      We sell our products domestically and internationally to service providers, government agencies, businesses and other enterprises directly through our sales force and indirectly through distributors and value-added resellers. We focus our marketing efforts on supporting our direct sales force, distributors, value-added resellers and systems integrators. We also seek to stimulate market demand by increasing brand awareness and educating potential customers about the advantages of using our products. We regularly hold wireless training seminars to introduce our customers and potential customers to the technologies and theories behind wireless data communications.

      We focus primarily on the domestic market but have recently increased our efforts to improve sales outside of the United States. In the United States we primarily sell directly through our internal sales force but also work with value added resellers (VARs) and system integrators/installers. Overseas, we currently sell directly but we are increasing our number of international distributors and VARs and we expect that indirect channels will become an increasingly large portion of our international sales.

Customer Service

      We are committed to providing our customers with high levels of service and support. We provide training, technical assistance and customer support on the installation, management, use and testing of our products. We also provide a 12-month warranty for our systems and offer both in-warranty and out-of-warranty repair services. Our repair center is staffed with technicians who work directly with our quality assurance team to identify potential problems and repair equipment.

Customers

      We have a very diversified base of customers and end-users consisting of service providers, government agencies, businesses and other enterprises. Although we have several long-term contracts with some of our larger customers, most off our business is conducted with customers who expect delivery very quickly after placing their orders with us. Although our business is not strongly seasonal, we generally see a higher level of activity in the second and third quarter of each year as warmer weather in the Northern Hemisphere makes outdoor installations of our equipment easier. We typically see a relative decline in our business in the fourth quarter of each year, particularly in the month of December.

      In 2003, approximately 74% of our business was conducted in the United States and approximately 26% percent was conducted outside of the United States, including Canada which accounted for approximately 9.6% of our total business. No customer accounted for more than 10% of our business in 2003. Our two largest customers Enterasys Networks, Inc. and Verizon Communications accounted for approximately 9.2% and 8.1%, respectively, of our business in 2003.

      Our firm backlog as of December 31, 2003 was approximately $1,175,000 which compares to $745,000 and $657,000 on December 31, 2002 and 2001, respectively.

Research and Development

      Our research and development efforts are focused on improving the functionality and performance of our existing products as well as developing new products to meet the changing needs of our diverse base of customers and end-users. We devote a substantial portion of our resources to developing new products, enhancing existing products, expanding and improving our core wireless technologies and strengthening our technological expertise. We are currently pursuing the following research and development initiatives:

            o Developing point-to-multipoint systems in different frequencies and with lower price points;

            o Adapting our products to additional frequencies and interfaces; and

            o     Developing higher speed products.

      We are currently developing additional point-to-multipoint products, including products offering data rates up to 54 Mbps and 5.8 GHz point-to-multipoint systems. In addition, we are currently developing a 24 GHz version of our Link CX and a fast Ethernet version of our FiberLeap. These products under development will be additional solutions for last mile access, cellar backhaul and campus and private networks.

      We devote a substantial portion of our resources to developing new products, enhancing existing products, expanding and improving our core wireless technologies and strengthening our technological expertise. We invested approximately $1.7 million, $0.4 million and $0.4 million in research and development activities in 2003, 2002, and 2001, respectively.

Manufacturing

      We outsource much of our manufacturing to a variety of contract manufacturers. We complete the final assembly and testing of our products at our Falls Church, Virginia facility and to a lesser extent, our Sunnyvale, California facility. Our in-house manufacturing consists primarily of pilot production, final product assembly and product testing. We have complete manufacturing capabilities in our South Deerfield, Massachusetts facility including automated pick and place equipment which we utilize for quick turn projects, small production runs and pilot products. Our strategy is to outsource manufacturing and procurement of component parts to manufacturers with the expertise and ability to achieve the cost reductions associated with volume manufacturing and to respond quickly to orders, while maintaining our quality standards. This allows us to focus our internal resources on developing new products.

      We depend on single or limited source suppliers for several key components used in our products. Several of these components have recently been discontinued by their manufacturers, and as a result, we have been forced to purchase large quantities of sub-components for these products. We believe that our current inventory of discontinued subcomponents is adequate for the expected volume of products to be produced in the future; however if the required volume of products exceeds expectations, we may be forced to find replacement parts or redesign the products, which may add significantly to our costs. Conversely, if the actual volume of products is less than expected, we may end up holding inventories of sub-components that will not have any value to us. As of December 31, 2003, our inventory and commitments for large quantities of discontinued parts was less than $75,000, which has been adequately reserved.

      Our WLAN products are currently dependent on Agere System's ("Agere") WLAN division as our primary sources for proprietary 802.11 chips, modules and cards. In addition, our Link EX, Link 4X, RAN and Link CX products all incorporate one or more single source components. If, for any reason, a supplier fails to meet our quantity or quality requirements, or stops selling components to us or our contract manufacturers at commercially reasonable prices, we could experience significant production delays and cost increases, as well as higher warranty expenses and product reputation problems. Because the key components and assemblies of our products are complex, difficult to manufacture and require long lead times, we may have difficulty finding alternative suppliers to produce our components and assemblies on a timely basis. We have experienced shortages of some of these components in the past, which delayed related revenue, and we may experience shortages in the future. In addition, because the majority of our products have a short sales cycle of between 30 and 90 days, we may have difficulty in making accurate and reliable forecasts of product needs. As a result, we could experience shortages in supply, which could delay or decrease revenue because our customers may cancel their orders or choose a competitor for their future needs.

      We have limited manufacturing capability and limited experience in large scale or foreign manufacturing. There can be no assurance that we will be able to develop or contract for additional manufacturing capacity on acceptable terms on a timely basis. In addition, in order to compete successfully, we will need to achieve significant product cost reductions. Although we intend to achieve cost reductions through engineering improvements, production economies, and manufacturing at lower cost locations, including outside the United States, there can be no assurance that we will be able to do so. In order to remain competitive, we must continue to introduce new products and processes into our manufacturing environment, and there can be no assurance that any such new products will not create obsolete inventories related to older products.

      We have been producing our Link CX and FiberLeap products for a relatively short time. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in developing industries, particularly companies in relatively new and rapidly evolving markets. These risks include:

            o     an evolving and unpredictable business model;

            o     uncertain acceptance of new products and services;

            o     competition; and

            o     challenges in managing growth.

      We cannot assure you that we will succeed in addressing these risks. If we fail to do so, our revenue and operating results could be materially harmed.

Competition

      The markets for broadband wireless systems and WLAN are extremely competitive and we expect that competition will intensify in the future. Increased competition could adversely affect our business and operating results through pricing pressures, the loss of market share and other factors. The principal competitive factors affecting wireless local area networking and fixed wireless markets and WLAN include the following: data throughput; effective radio frequency coverage area; interference immunity; network security; network scalability; price; integration with voice technology; wireless networking protocol sophistication; ability to support industry standards; roaming capability; power consumption; product miniaturization; product reliability; ease of use; product costs; product features and applications; product time to market; product certifications; changes to government regulations with respect to each country served and related to the use of radio spectrum; brand recognition; OEM partnerships; marketing alliances; manufacturing capabilities and experience; effective distribution channels; and company reputation.

      With our broadband products, we could be at a disadvantage to competitors, particularly Alcatel, Business Networks AB, Alvarion (the result of the merger of Breezecom and Floware), Ceragon Networks, Cisco Systems, Proxim and Stratex Networks, which have broader distribution channels, brand recognition, extensive patent portfolios and more diversified product lines. In addition, broadband wireless access solutions compete with other high-speed solutions such as cable modem technologies, satellite technologies, digital subscriber lines and fiber optic cables. Many of these alternative technologies can take advantage of existing installed infrastructure and have achieved significantly greater market acceptance and penetration than broadband wireless access technologies. Other factors that influence the choice between wireless and wire line products include reliability and security, speed and volume capacity, cost effectiveness, availability of sufficient frequencies and geographic suitability. We expect to face increasing competitive pressures from both current and future technologies in the broadband access market.

      We have extensive competition in our WLAN business, including without limitation, Cisco (including LinkSys), D-Link, Enterasys Networks, Harris Corporation, Intel Corporation, Intersil Corporation, Nokia Corporation, Proxim, Symbol Technologies and 3Com Corporation. Additionally, numerous companies have announced their intention to develop competing products in both the commercial wireless and home networking markets, including several Asia-based companies offering low-price IEEE 802.11a/b/g products. We could also face future competition from companies that offer products which replace network adapters or offer alternative communications solutions, or from large computer companies, PC peripheral companies, as well as other large networking equipment companies. Furthermore, we could face competition from certain of our OEM customers, which have, or could acquire, wireless engineering and product development capabilities, or might elect to offer competing technologies. We can offer no assurance that we will be able to compete successfully against these competitors or those competitive pressures we face will not adversely affect our business or operating results.

      Many of our present and potential competitors have substantially greater financial, marketing, technical and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. These competitors may succeed in establishing technology standards or strategic alliances in the broadband wireless or WLAN markets, obtain more rapid market acceptance for their products, or otherwise gain a competitive advantage. We can offer no assurance that we will succeed in developing products or technologies that are more effective than those developed by our competitors. Furthermore, we compete with companies that have high volume manufacturing and extensive marketing and distribution capabilities, areas in which we have only limited experience. We can offer no assurance that we will be able to compete successfully against existing and new competitors as wireless markets evolve and the level of competition increases.

Intellectual Property

      Our success depends on the preservation and protection of our product and manufacturing process designs and other proprietary technology. We use a variety of intellectual property in the development and manufacturing of our products, but do not believe that any of our intellectual property is individually critical to our current operations. Taken as a whole, however, we believe our intellectual property rights are significant. In addition to our registered intellectual property, we also use proprietary technology in our business. This technology includes internally developed proprietary comprehensive network management software and specialized knowledge and technical expertise that have been developed over time by our employees, particularly in regard to the manufacturing of large volume millimeter wave components and systems.

      In order to maintain the confidential nature of this technology, we have chosen to protect it by generally limiting access to it, treating portions of it as trade secrets and obtaining confidentiality or non-disclosure agreements from persons who are given access to it. All of our employees have signed our standard confidentiality agreement, which prohibits them from disclosing our confidential information, technology developments and business practices, as well as any confidential information entrusted to us by other parties.

      We also have two intellectual property license agreements with interWAVE Communications which grant us a non-exclusive royalty-free perpetual license to use some of its intellectual property, including patents, patent applications, copyrights, software, technology and proprietary information related to our Link EX, Link 4X, RAN and Link CX products.

Government Regulation

      Our products are subject to extensive telecommunications-based regulation by the United States and foreign laws and international treaties.

      In the United States, we are subject to various Federal Communications Commission, or FCC, rules and regulations. Current FCC regulations permit license-free operation in certain FCC-certified bands in the radio spectrum. Our spread spectrum wireless products are certified for unlicensed operation in the
2.4 -- 2.4835 GHz, 5.15 -- 5.35 GHz, 5.725 -- 5.825 GHz, 24.05-24.25 GHz and
57.05-64 GHz frequency bands. Operation in these frequency bands is governed by rules set forth in Part 15 of the FCC regulations. The Part 15 rules are designed to minimize the probability of interference to other users of the spectrum and, thus, accord Part 15 systems secondary status in the frequency. In the event that there is interference between a primary user and a Part 15 user, a higher priority user can require the Part 15 user to curtail transmissions that create interference. In this regard, if users of our products experience excessive interference from primary users, market acceptance of our products could be adversely affected, which could materially and adversely affect our business and operating results. The FCC, however, has established certain standards that create an irrefutable presumption of noninterference for Part 15 users and we believe that our products comply with such requirements. There can be no assurance that the occurrence of regulatory changes, including changes in the allocation of available frequency spectrum, changes in the use of allocated frequency spectrum, or modification to the standards establishing an irrefutable presumption for unlicensed Part 15 users, would not significantly affect our operations by rendering current products obsolete, restricting the applications and markets served by our products or increasing the opportunity for additional competition.

      Our products are also subject to regulatory requirements in international markets and, therefore, we must monitor the development of spread spectrum and other radio frequency regulations in certain countries that represent potential markets for our products. We must conform our products to a variety of regulatory requirements and protocols established to, among other things, avoid interference among users of radio frequencies and to permit interconnection of equipment. Each country has different regulations and a different regulatory process. In order for our products to be used in some jurisdictions, regulatory approval and, in some cases, specific country compliance testing and re-testing may be required. In addition, domestic and international authorities continue to regulate the allocation and auction of the radio frequency spectrum. These regulations have a direct impact on us, because our licensed products can be marketed only if permitted by suitable frequency allocations, auctions and regulations. The implementation of these regulations may delay our end-users in deploying their systems, which could, in turn, lead to delays in orders of our products by our customers and end-users. The delays inherent in this regulatory approval process may force us to reschedule, postpone or cancel the installation of our products by our customers, which may result in significant reductions in our sales.

      While there can be no assurance that we will be able to comply with regulations in any particular country, we will design our products to minimize the design modifications required to meet various 2.4 GHz and 5 GHz international spread spectrum regulations. In addition, we will seek to obtain international certifications for our product line in countries where there are substantial markets for wireless networking systems. Changes in, or the failure by us to comply with, applicable domestic and international regulations could materially adversely affect our business and operating results. In addition, with respect to those countries that do not follow FCC regulations, we may need to modify our products to meet local rules and regulations.

      Regulatory changes by the FCC or by regulatory agencies outside the United States, including changes in the allocation of available frequency spectrum, could significantly affect our operations by restricting our development efforts, rendering current products obsolete or increasing the opportunity for additional competition. Several changes by the FCC were approved within the last eight years including changes in the allocation and use of available frequency spectrum, as well as the granting of an interim waiver. These approved changes could create opportunities for other wireless networking products and services. There can be no assurance that new regulations will not be promulgated that could materially and adversely affect our business and operating results. It is possible that the United States and other jurisdictions will adopt new laws and regulations affecting the pricing, characteristics and quality of broadband wireless systems and products. Increased government regulations could:

            o     decrease the growth of the broadband wireless industry;

            o     hinder our ability to conduct business internationally;

            o     reduce our revenues;

            o     increase the costs and pricing of our products;

            o     increase our operating expenses; and

            o     expose us to significant liabilities.

      Any of these events or circumstances could seriously harm our business and results of operations.

      We are also subject to U.S. government export controls. We rely on our customers to inform us when they plan to deliver our products to other countries, and we regularly inform our customers of the export controls with which they must comply. However, a violation of U.S. export controls could seriously harm our business.

Employees

      As of December 31, 2003, we had 98 employees, including 25 in manufacturing, 31 in research and development, 24 in sales, marketing and customer service and 18 in finance and administration. Since January 1, 2004 we have terminated 16 people consisting of 2 in manufacturing, 10 in research and development, 2 in sales, marketing and customer service, and 2 in finance and administration. We are not a party to any collective bargaining agreement. We believe that relations with our employees are good.

Item 2. Properties.

      We lease approximately 70,000 square feet of facilities in five locations. Our headquarters is an approximately 15,000 square foot facility located in Falls Church, Virginia. This facility accommodates the following departments: senior management, administration, finance, marketing, manufacturing, sales and a small amount of research and development. This property is leased from an affiliate of YDI on terms that are believed to be at market rates. The term of the lease for this facility expires on December 31, 2010.

      We lease an approximately 32,000 square foot facility located in South Deerfield, Massachusetts. This facility accommodates the majority of our research and development as well as limited run production capabilities. The term of the lease for this facility expires on October 31, 2005.

      We lease an approximately 15,000 square foot facility located in Sunnyvale, California. This facility accommodates sales as well as technical support and final manufacturing, testing and repair of our Link EX, Link 4X, RAN and Link CX products. The term of the lease for this facility expires in February 29, 2004. We are currently negotiating an extension of this lease.

      We lease an approximately 8,000 square feet facility located in Richardson, Texas. This facility accommodates one sales person. The term of the lease for this facility expires in December 31, 2006. We are currently exploring opportunities to sublease or otherwise utilize this facility.

Item 3. Legal Proceedings.

      During the period from June 12 to September 13, 2001, four purported securities class action lawsuits were filed against us in the U.S. District Court for the Southern District of New York, Katz v. Telaxis Communications Corporation et al., Kucera v. Telaxis Communications Corporation et al., Paquette v. Telaxis Communications Corporation et al., and Inglis v. Telaxis Communications Corporation et al. The lawsuits also named one or more of the underwriters in the Telaxis initial public offering and certain of its officers and directors. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint which supersedes the individual complaints originally filed. The amended complaint alleges, among other things, violations of the registration and antifraud provisions of the federal securities laws due to alleged statements in and omissions from the Telaxis initial public offering registration statement concerning the underwriters' alleged activities in connection with the underwriting of Telaxis' shares to the public. The amended complaint seeks, among other things, unspecified damages and costs associated with the litigation. These lawsuits have been assigned along with, we understand, approximately 1,000 other lawsuits making substantially similar allegations against approximately 300 other publicly-traded companies and their public offering underwriters to a single federal judge in the U.S. District Court for the Southern District of New York for consolidated pre-trial purposes. We believe the claims against us are without merit and have defended the litigation vigorously. However, the litigation process is inherently uncertain, and there can be no assurance that the outcome of these claims will be favorable for us.

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

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of stockholders during the three months ended December 31, 2003.

                                     PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Market Information

      Our common stock is currently quoted on the OTC Bulletin Board under the symbol "YDIW." The table below shows, for the calendar year quarters indicated, the reported high and low sale prices of our common stock, as reported on the Nasdaq National Market until December 18, 2002 and on the Nasdaq SmallCap Market from December 19, 2002 until March 31, 2003. The table below shows, for the period from April 1, 2003 through December 31, 2003, the reported high and low bid quotations for our common stock on the OTC Bulletin Board. These market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. In each case, this information is based on published financial sources. Our common stock prices and bids have been adjusted to reflect the net 1 for 4 reverse stock split implemented on July 9, 2003.

                                          High         Low
                                          ----         ---

          2002
          First Quarter                   $7.08       $2.80
          Second Quarter                  $5.64       $2.20
          Third Quarter                   $3.16       $0.76
          Fourth Quarter                  $1.32       $0.56

          2003
          First Quarter                   $1.12       $0.44
          Second Quarter                  $4.84       $0.60
          Third Quarter                   $4.95       $3.00
          Fourth Quarter                  $5.45       $3.05

      As of February 13, 2004, the number of stockholders of record of our common stock was approximately 120. We have never declared or paid any cash dividends on any class of our common equity. We currently intend to retain any future earnings to fund the development and growth of our business and currently do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

      The following table and narrative provide information about our equity compensation plans as of December 31, 2003. More information about our stock options is contained in our financial statements, including the notes thereto, contained in this Form 10-K.

---------------------------------------------------------------------------------------------------------------------
Plan category                    Number of securities          Weighted-average exercise    Number of securities
                                 to be issued upon exercise    price of outstanding         remaining available for
                                 of outstanding options,       options, warrants and        future issuance under
                                 warrants and rights (1)       rights (1)                   equity compensation plans
                                                                                            (excluding securities
                                                                                            reflected in column (a))
                                 (a)                           (b)                          (c)
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders             363,698                        $11.28                      430,012(2)
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved
by security holders                      146,490                         $2.14                      197,802(3)
---------------------------------------------------------------------------------------------------------------------
Total                                    510,188                         $8.65                      627,814
---------------------------------------------------------------------------------------------------------------------

----------
(1) This column does not reflect the options outstanding on December 31, 2003 to purchase 259,541 shares of our common stock at an exercise price of $1.60 per share that we assumed in connection with our combination with Young Design, Inc. on April 1, 2003. Those options had been issued under an equity compensation plan that was approved by Young Design's stockholders. No future grants of options may be made under that plan.

(2) Consists of 4,252 shares available for future issuance under our 1996 Stock Plan, 150,261 shares available for future issuance under our 1997 Stock Plan, and 275,499 shares available for future issuance under our 1999 Stock Plan.

(3) Consists of shares available for future issuance under our 2001 Nonqualified Stock Plan.

      On July 17, 2001, our board of directors adopted our 2001 Nonqualified Stock Plan and reserved 375,000 shares of our common stock for issuance pursuant to that plan. The 2001 plan provides for the grant of non-qualified stock options, performance share awards, and stock awards (restricted or unrestricted) to directors, officers, and employees. The compensation committee of the board of directors generally administers the 2001 plan and recommends to the board of directors or decides itself the terms of stock rights granted, including the exercise price, the number of shares that may be purchased under individual option awards, and the vesting period of options. No more than forty-nine percent of the awards granted under the 2001 plan may be granted to our directors and executive officers. Compliance with this requirement will be measured on the earlier of the date of the expiration of the 2001 plan or July 17, 2004, in which case compliance will also be measured on each anniversary thereafter, unless otherwise approved by The Nasdaq Stock Market, Inc. In addition, after July 17, 2004, no more than forty-nine percent of the awards granted under the 2001 plan during any plan year may be granted to our directors and executive officers, unless otherwise approved by The Nasdaq Stock Market, Inc. To the extent that these limitations are not necessary for the 2001 plan to qualify as a broadly based plan under the rules of The Nasdaq Stock Market, Inc., the limitations may be relaxed. The board of directors may amend, modify, or terminate the 2001 stock plan at any time as long as the amendment, modification, or termination does not impair the rights of plan participants under outstanding options or other stock rights. For more information about our stock options, see Item 8, Financial Statements and Supplementary Data, Notes to Financial Statements, Note 12.

Recent Sales of Unregistered Securities

      We issued 2,153 shares of common stock at $2.08 per share in October 2003 to a warrant holder upon the exercise of warrants on a cashless basis (we withheld 2,335 shares of common stock as payment for the aggregate exercise price of the warrants). We received no cash proceeds from the issuance of these shares. The issuance was completed without registration under the Securities Act in reliance upon the exemptions contained in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act for transactions not involving a public offering. This issuance of common stock by us did not involve the use of an underwriter, and no commissions were paid in connection with this issuance.

      We issued 2,453 shares of common stock at $2.08 per share in December 2003 to a warrant holder upon the exercise of warrants on a cashless basis (we withheld 1,843 shares of common stock as payment for the aggregate exercise price of the warrants). We received no cash proceeds from the issuance of these shares. The issuance was completed without registration under the Securities Act in reliance upon the exemptions contained in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act for transactions not involving a public offering. This issuance of common stock by us did not involve the use of an underwriter, and no commissions were paid in connection with this issuance.

      We issued 500,000 shares of common stock at $4.10 per share in December 2003 to one accredited investor in a private placement. In the stock purchase agreement relating to that issuance, we agreed to file a registration statement covering the shares issued in this private placement with the Securities and Exchange Commission no later than the earlier of March 8, 2004 or thirty days after our common stock begins trading on the Nasdaq SmallCap Market or the Nasdaq National Market. Ferris, Baker Watts Incorporated presented this investment opportunity to us and received a one-time fee due to that investment. After Ferris, Baker's fee, we received $1,906,500 from this stock issuance. This issuance was completed without registration under the Securities Act in reliance upon the exemptions contained in Section 4(2) and/or 4(6) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act for transactions not involving a public offering. This reliance was based in part on representations and warranties made to us by the investor in the stock purchase agreement.

Item 6. Selected Financial Data.

      The following selected historical consolidated financial data were derived from YDI's historical financial statements. The financial statements for the fiscal years ended December 31, 1999 and 2000 were audited by Reznick Fedder & Silverman, independant accountants. The financial statements for the fiscal years ended December 31, 2001 and 2002 were audited by Hoffman, Fitzgerald, & Snyder, P.C., independent accountants. The financial statements for the fiscal year ended December 31, 2003 were audited by BDO Seidman, L.L.P., independent accountants. This information should be read in conjunction with YDI's management discussion and analysis of financial condition and results of operations and YDI's financial statements, including the related notes, contained elsewhere in this form 10-K.

                                                              Year Ended December 31,
                                               -----------------------------------------------------
                                                  1999       2000       2001       2002       2003
                                                  ----       ----       ----       ----       ----
                                                       (in thousands, except per share data)
Consolidated Statements of Operations
Data:
   Revenue, net ............................   $  2,474   $ 13,046   $ 14,314    $ 20,304   $ 27,241
   Gross profit (loss) .....................      1,251      6,673      5,028       7,928     11,527
   Income (loss) from continuing
   operations ..............................        358      3,539        (30)      1,498        117
   Income (loss) before extraordinary
     item and change in accounting .........        215      2,248        125         947       (144)
   Extraordinary item and change in
     accounting ............................         --         --         --         615      4,747
   Net income applicable to common
     stockholders ..........................        215      2,248        125       1,562      4,603
   Basic and diluted net income (loss)
   per share before extraordinary item .....       0.06       0.59       0.03        0.25      (0.01)
   Basic net income per share ..............       0.06       0.59       0.03        0.42       0.42
   Diluted net income per share ............   $   0.06   $   0.59   $   0.03    $   0.42   $   0.41
   Shares used in computing basic net
     income (loss) per share(1).............      3,750      3,827      3,750       3,750     10,874
   Shares used in computing diluted net
     income (loss) per share(1).............      3,750      3,827      3,750       3,750     11,145


----------
(1)  Historical share count and related information in this Form 10-K has been revised to reflect the (a) 10,204.08 for 1 stock split implemented on
     September 26, 2002 and (b) net 1 for 4 reverse stock split implemented on July 9, 2003.

                                                                    December 31,
                                               -----------------------------------------------------
                                                  1999       2000       2001       2002       2003
                                                  ----       ----       ----       ----       ----
                                                                   (in thousands)
Consolidated Balance Sheet Data:
   Cash and cash equivalents and short
     term investments ......................   $    340   $  1,219   $  1,133   $    939   $  9,599
   Working capital .........................        569      2,793      2,111      2,947     11,787
   Total assets ............................        961      4,806      6,898      8,572     20,675
   Long-term obligations, less current
     portion ...............................         16         10      1,568      1,402      1,298
   Total stockholders' equity ..............   $    606   $  2,870   $  2,908   $  4,508   $ 16,141

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      The financial results for the years ended December 31, 2003, 2002 and 2001 are presented in accordance with generally accepted accounting principles. We are a designer and manufacturer of broadband wireless equipment and systems in the licensed-free wireless products communications industry. These point-to-point (PTP) and point-to-multipoint (PTM) systems are primarily used by wireless operators to connect their base stations to other base stations and to existing wire line networks. During 2002, we made a strategic decision to expand our product suite to include high bandwidth PTP backhaul products that would complement our 802.11(b) product offerings PTM. Therefore rather than design such a product on our own, we purchased inventory of Link EX, Link 4X, and RAN products and license rights to manufacture and sell these products. In line with this decision, during March 2003 another opportunity became available to buy inventory and license rights to manufacture and sell the Link CX which has even higher bandwidth capabilities; thus giving us expanded sales growth within this large product segment. Our PTP products primarily enable service providers, businesses, and other enterprises to expand or establish private networks by bridging data traffic among multiple facilities. In addition, we have developed enhanced PTM systems that enable service providers, businesses, and other enterprises to connect multiple facilities within a geographic area to a central hub.

      On April 1, 2003, Telaxis Communications Corporation ("Telaxis") closed a strategic combination transaction with Young Design, Inc., a privately-held Virginia corporation ("Young Design"). In that transaction, Telaxis formed a subsidiary that merged with and into Young Design and each outstanding share of Young Design common stock was converted into the right to receive 2.5 shares of Telaxis common stock. Telaxis was the continuing corporation, Telaxis stockholders continued to hold Telaxis common stock following the transaction, and Young Design became a wholly owned subsidiary of Telaxis. Telaxis also started doing business as "YDI Wireless" following that combination.

      For accounting purposes, Young Design is treated as the acquirer since it was the larger of the two entities and had substantially greater operating revenue (Telaxis had virtually no revenue). The financial statements presented are those of Young Design carried at historical cost. The assets and liabilities of Telaxis were recorded at fair value as of April 1, 2003 under the purchase method of accounting. The financial statements reflect the results of operations of Telaxis from April 1, 2003. The cost of the acquisition consisted of 9,792,180 shares of common stock valued at $8.4 million and acquisition costs of approximately $0.2 million. Accounting for the transaction as a reverse merger resulted in an excess of net assets over cost of $4.7 million. The valuation of the stock was based on the average closing price for the five days preceding the acquisition.

      We continually invest in the development and introduction of wireless products in the marketplace in an effort to provide customers with the best price/performance ratio for license-free wireless communications. We believe that our diverse and expanding customer base as well as our market and industry experience makes us a strong competitor in the wireless communications market. In addition, we are a very experienced designer of turnkey long distance wireless systems for applications such as wireless Internet, wireless video, wireless local area networks (LANs), wireless wide area networks (WANs), and wireless virtual private networks (VPNs).

Critical Accounting Policies

      The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect: the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods. We are required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from our estimates. The most significant areas involving our judgments and estimates are described below.

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

Result of Operations

Years Ended December 31, 2003 and 2002

      The following table provides statement of operations data as a percentage of sales for the periods presented.

                                                      Years Ended
                                                      December 31
                                                  ------------------
                                                   2003        2002
                                                  ------      ------

          Sales ...............................      100%        100%
          Cost of sales .......................       58          61
                                                  ------      ------

          Gross profit ........................       42          39
          Operating expenses
              Selling .........................        8          12
              General and administrative ......       28          18
              Research and development ........        6           2
                                                  ------      ------

                 Total operating expenses .....       42          32
                                                  ------      ------

          Operating income ....................       --           7
          Other income ........................       18           5
                                                  ------      ------

          Income before income taxes ..........       18          12
          Income taxes ........................        1           4
                                                  ------      ------

          Net Income ..........................       17%          8%
                                                  ======      ======

      Sales

      Sales for the year ended December 31, 2003 were $27.2 million as compared to $20.3 million for the same period in 2002 for an increase of $6.9 million or 34%. The increase in sales is primarily due to the addition of two new large customers, the introduction of new products and modification of our list prices both upwards and downwards as market competition dictates. First, sales to Enterasys resulted in about $2.5 million or 9.2% of revenue and sales to Verizon resulted in about $2.2 million or 8.1% of revenue. Second, revenue for new products amounted to just under $2.0 million or 7.4% of revenue. Finally, after the modification of our list prices, as mentioned above, we realized an overall increase in our revenue during 2003.

      Sales for 2004 and profitability will be impacted by the introduction of our new "second generation" high bandwidth 5.8 GHz backhaul radio product with DS-3 capacity (Link CX) and the addition of several more sales persons. We are using the new products and additional personnel to improve penetration rates at existing customers as well as attract new domestic customers and increasing our focus into the international market. For the years ending December 31, 2003 and 2002, international sales, excluding Canada, were approximately 16% and 10%, respectively, of total sales. To enhance our international sales presence, we intend to hire new personnel with international experience and to have our products certified by in-country regulatory authorities where we are focusing our efforts, such as those in the Asia Pacific, Latin America, Europe, Middle East, and Africa.

      The challenges for 2004 will be to continue to expand our customer base to replace any lost business through normal customer attrition and offset potential declines in Verizon's and Enterasys' future orders. Finally, YDI's business combination with Telaxis had no impact on our revenue in 2003 because Telaxis' had virtually no revenue from its products in 2003 or 2002 due to lack of customer demand. For 2004, we have not forecasted any significant revenue from products designed by Telaxis.

      Cost of goods sold and gross profit

      Cost of goods sold and gross profit for the year ended December 31, 2003 were $15.7 million and $11.5 million, respectively. For the same period in 2002, costs of goods sold and gross profit were $12.4 million and $7.9 million, respectively. Gross profit, as a percentage of sales, for the years ended December 31, 2003 and 2002 was 42% and 39%, respectively.

      In order of significance, during 2003, we introduced several new products to the market and realized higher gross profit margins, the most significant being our integrated two-channel "Hot Spot" access point product for the telco market. This product resulted in a 0.6% improvement in our annual gross profit from 2002. Other new product introductions, especially the Etherant-II, resulted in an additional 1.0% improvement in our gross profit. Our modification of list prices helped improve gross profit margin by an estimated 0.9%.

      Next, due to a large glut of excess inventory in the electronic component industry, we were able to purchase large quantities of excess electronic component parts in late 2000, 2001 and early 2002 at a significant discount. As electronic component prices began to rebound in late 2002 and throughout 2003, we were able to reduce our current year purchases as a result of our previous purchases of surplus electronic parts, resulting in a 0.5% improvement of our annual profit margin. The surplus parts previously purchased and discussed above have been completely used during 2003.

      Even as we introduce new products to our customers in 2004, we believe that our profit margins will be challenged because of the significant downward pressure brought about by increased competition from the many new competitors entering the wireless marketplace. Some competitors may use more favorable pricing structures than us to try and gain immediate market share. We have seen more examples of this behavior now than in past years. Maintaining our profit margins continues to be one of our major goals. One of the best ways to maintain profit margins is to have regular engineering design reviews of our high volume products and implement any cost savings ideas or new designs that will help reduce the cost to build our products. In addition, we are continually looking for more cost effective contract manufacturers. When properly utilized, contract manufacturers can bring significant production efficiencies by reducing labor costs as well as material costs because of the large volumes of raw material purchases larger contract manufacturers can negotiate. Finally, we will seek to identify contract manufacturers who have "turnkey" manufacturing facilities off-shore which can dramatically reduce our cost of goods sold and preserve our gross profit margins. Despite these efforts, we may be unable to maintain our margins in this highly competitive market.

      Sales and Marketing Expenses

      Selling and marketing expenses consist primarily of employee salaries and associated costs for selling, marketing, and customer support. Selling and marketing expenses decreased to $2.2 million for the year ended December 31, 2003 from $2.4 million for the year ended December 31, 2002, which is approximately a $0.2 million or 8% decline. The relatively small decrease in overall sales and marketing expenses is a combination of several offsetting factors: (1) increased headcount of sales personnel to expand customer contacts,
(2) reduction of advertising, dues for professional associations and elimination of attendance at trade shows which historically produced little in product sales or company and brand awareness, and (3) establishment of a central travel administrator position to ensure compliance with our travel and entertainment guidelines. It is our goal to hire several more seasoned sales and marketing personnel with both domestic as well as international experience in the wireless market segment in 2004. Additionally, we are also looking to expand our distributor channel during the fist half of 2004.

      General and Administrative Expenses

      General and administrative expenses consist primarily of employee salaries, benefits and associated costs for information systems, finance, legal, and administration of a public company. General and administrative expenses increased to $7.6 million for the year ended December 31, 2003 from $3.6 million for the year ended December 31, 2002 or 111%. The increase of approximately $4.0 million is made up of several significant expenses mostly attributable to Young Design's business combination with Telaxis on April 1, 2003. In order of magnitude are the following expense elements and their individual impact: (1) salaries and fringes increased approximated $0.9 million, (2) Directors and Officers insurance as well as property and casualty insurance increased approximated $0.7 million, (3) additional rents, maintenance and utilities on new facilities increased approximated $0.7 million, (4) depreciation and amortization on a much larger fixed asset base of test equipment and other assets increased approximated $0.7 million, (5) professional, legal, and accounting fees increased approximated $0.6 million, (6) bad debt increased approximately $0.3 million, but on significantly higher revenue. For 2003, bad debt expense was 2.4% of revenue as compared to 1.8% for 2002. Management has put in place procedures to monitor our expense categories to help reduce general and administrative expenses for 2004.

      Research and Development Expenses

      Research and development expenses consist primarily of personnel salaries and fringe benefits and related costs associated with our product development efforts. These include costs for development of products and components, test equipment and related facilities. Research and development expenses increased to $1.7 million for the year ended December 31, 2003 from $0.4 million for the year ended December 31, 2002, a $1.3 million increase or 325% year over year. The increase in research and development from 2002 to 2003 was primarily attributable to the addition of 17 research and development engineers amounting to approximately $1.1 million, while the remainder was for the purchase of additional prototype materials and other related support costs.

      Other Income

      The increase in other income was due to the immediate recognition into income of negative goodwill of a $4.7 million gain related to the Telaxis combination in accordance with SFAS No. 142.

      Income Taxes

      Provision for income taxes for the year ended December 31, 2003 in the amount of $0.3 million relates to (1) an increase in the valuation allowance associated with the deferred tax assets of $0.4 million offset by (2) the tax benefit from carrying back existing net operating losses to recover taxes previously paid. As of December 31, 2003, we cannot accurately predict when sufficient taxable income will be generated to justify recognition of deferred tax assets without a valuation allowance. Provision for income taxes for the year ended December 31, 2002 in the amount of $0.8 million relates to an estimated effective tax rate of 42%.

Years Ended December 31, 2002 and 2001

      The following table provides statement of operations data as a percentage of sales for the periods presented.

                                                        Years Ended
                                                        December 31,
                                                     ------------------
                                                      2002        2001
                                                     ------      ------

         Sales .................................        100%        100%
         Cost of sales .........................         61          65
                                                     ------      ------

         Gross profit ..........................         39          35
         Operating expenses
             Selling ...........................         12          16
             General and administrative ........         18          17
             Research and development ..........          2           2
                                                     ------      ------

                Total operating expenses .......         32          35
                                                     ------      ------

         Operating income ......................          7          --
         Other income ..........................          5           1
                                                     ------      ------

         Income before income taxes ............         12           1
         Income taxes ..........................          4          --
                                                     ------      ------

         Net Income ............................          8%          1%
                                                     ======      ======

      Sales

      Sales for the year ended December 31, 2002 were $20.3 million as compared to $14.3 million for the same period in 2001 for an increase of $6.0 million or 42%. The increase in sales is attributed to a few significant factors; the largest impact was from the addition of several new products. The most significant new products were our first 5.3-5.8 GHz backhaul radio product (Link
EX) with high bandwidth capacity as well as the Link 4X which has four E-1 connectivity. Both of these products help complement our 802.11(b) product line and fill a product void. These radio products and the peripheral equipment required by these products helped us improve revenue year-to-year by over $2.0 million across our entire customer base. Also, the introduction of the new backhaul product line helped us expand our market reach into the rural cellular and rural local exchange carriers (LEC's). These new markets and related customers allowed us to expand our revenue by nearly $0.8 million.

      In addition, during 2002 our two largest distributors increased their purchases from us by nearly $2.0 million. There was a one-time purchase from the Federal Aviation Administration (FAA) in the amount of $0.7 million. The remainder of our revenue growth, $0.5 million, relates to the addition of other new products and customers within our core Wireless Internet Service Provider
(WISP) customer base. We increased our international sales, excluding Canada, from 5% to 10% during 2002 and emphasized letters of credit to minimize our risks of collection.

      Cost of goods sold and gross profit

      Cost of goods sold and gross profit for the year ended December 31, 2002 were $12.4 million or 61% of revenues and $7.9 million or 39% of revenues, respectively. For 2001, cost of goods sold and gross profit were $9.3 million or 65% of revenues and $5.0 million or 35% of revenues, respectively.

      During 2002, we enhanced our product margins by introducing new wireless products, reducing the costs of our existing core products and changing our manufacturing strategy to use more "turnkey" contract manufactures to build our high volume products, rather than using "kitting" manufacturers as was the case in 2001. A kitting manufacturer is a company that manufactures products using raw materials supplied by us rather than purchasing the raw material for us. The advantage of using "turnkey" contract manufacturer versus a "kitting" contract manufacturer is the significant advantage of the turnkey's purchasing power for component raw materials which accounted for as much as 90% of our total product cost in 2002. This allowed us to improve our profit margins by 2.5%. Next, with a large glut of excess inventory in the electronic component industry, we were able to purchase large quantities of excess electronic component parts in late 2000, 2001 and early 2002 at a significant discount. As a result, we were able to reduce our 2002 material purchases which were at higher prices, thus resulting in a gross margin improvement of 0.5% over the prior year. The remaining 1.0% increase in year-over-year gross margin was attributable to our ongoing engineering design review process for our existing products for implementation of cost reductions.

      Sales and Marketing Expenses

      Selling and marketing expenses consist primarily of employees' salaries and associated costs for selling, marketing, and customer support. Selling and marketing expenses remained unchanged at $2.4 million for the years ended December 31, 2002 and 2001. While sales commissions increased by $0.2 million as a result of increased sales, this was directly offset by a reduction in sales headcount and related support costs amounting to $0.2 million.

      General and Administrative Expenses

      General and administrative expenses consist primarily of employee salaries, benefits and associated costs for information systems, finance, legal, and administration. General and administrative expenses increased to $3.6 million for the year ended December 31, 2002 from $2.4 million for the year ended December 31, 2001 or 54%. The increase of $1.2 million is largely attributable to our decision to expand our executive and senior management team with the hiring of an experienced Chief Financial Officer, Director of Operations, Director of Materials Control, Purchasing Manager and other critical positions required to handle our growth. All other general and administrative expenses were closely monitored, resulting in nearly no increase from 2001 to 2002.

      Research and Development Expenses

      Research and development expenses consist primarily of personnel and related costs associated with our new product development efforts. These include costs for development of products and components, test equipment and related facilities. Research and development expenses remained unchanged for 2002 and 2001 at $0.4 million.

      Other Income

      The increase of $218,000 in other income from December 31, 2002 compared to December 31, 2001 was primarily due to a $564,000 one-time gain from the cancellation of a contract with a Japanese company which expired in August 2002. This gain was offset for the most part by the loss incurred in writing off an unconsolidated subsidiary that went out of business during 2002 and a reduction in interest expense from year-to-year.

      Income Taxes

      The effective tax rate in 2002 was 42% compared to an income tax benefit in 2001. The effective tax rate exceeded the statutory state and federal rates of 38% due to the impact of certain non-taxable income and expense items. The income tax benefit in 2001 relates to the recognition of deferred tax assets based on the expectation of taxable income in 2002 (which did occur).

Liquidity and Capital Resources

      At December 31, 2003, we had cash and cash equivalents of $9.0 million and marketable securities of $0.6 million. For the year ended December 31, 2003, cash used by operations was $0.6 million. During the third and fourth quarters of 2003 we returned to profitability. We currently are meeting all of our working capital needs through internally generated cash from operations. We do this through active cash management such as matching our Days Payable Outstanding (DPO) with our Days Sales Outstanding (DSO). Currently, both DPO and DSO are between 31 and 33 days. In addition, approximately 25 - 30% of our sales are paid prior to shipment, by credit card, wire transfer, or letter of credit, which increases cash flow and decreases credit risk and bad debt expense. We see no immediate requirement over the next twelve months for external financing to fund our day-to-day normal operations, which includes sales and marketing, research and development and general and administrative expenses on our core business.

      For the year ended December 31, 2003, cash provided by investing activities was $7.0 million. The increase in cash relates primarily to the $7.4 million of cash from the Telaxis combination. This was offset by net purchases of securities in the amount of $0.5 million.

      Cash provided by financing activities was $1.6 million for the year ended December 31, 2003. We issued 500,000 shares of stock for net proceeds of $1.9 million in December 2003. It is anticipated that these funds will be used in future strategic acquisitions as the wireless industry continues to consolidate. In addition, current and former employees exercised stock options and accounted for $0.2 million in proceeds. Net debt repayments accounted for a use of $0.4 million.

      Our long-term financing requirements depend upon our growth strategy, which relates primarily to our desire to increase revenue both domestically as well as internationally. One of the biggest obstacles to success is bringing new products to the market in a timely fashion. The new products or product lines may be designed and developed internally, but often it is more cost effective to acquire product offerings from competitors to reduce the time to market factor. Our current funding levels may have to be supplemented through our existing bank line of credit ($2 million), new bank debt financing, public debt or equity offerings, or other means, depending upon our desired rate of future growth.

      In 2000, Telaxis accrued the remaining lease obligation for office space in Texas which it determined it would not occupy the space. We reduce the accrued liability as we make monthly lease payments. As December 31, 2003, the remaining lease liability is $0.2 million.

      Debt, Covenant Compliance and Liquidity

      We have a $2.0 million line of credit with Bank of America. We have not used this line of credit as of December 31, 2003. This line of credit is collateralized by a $2.0 million Certificate of Deposit.

      We have the following contractual obligations and commercial commitments as of December 31, 2003:

                                                           Payments due by period
                                          --------------------------------------------------------
                                                      Less than     1 - 3       4 - 5      After 5
                                            Total       1 year      years       years       years
                                          --------    ---------   --------    --------    --------
Line of credit .......................    $     --    $     --    $     --    $     --    $     --
                                          ========    ========    ========    ========    ========

                                                Payments due by period (numbers in thousands)
                                          --------------------------------------------------------
                                                      Less than     1 - 3       4 - 5      After 5
                                            Total       1 year      years       years       years
                                          --------    ---------   --------    --------    --------
Operating leases - buildings .........    $  2,107    $    475    $    858    $    516    $    258
Operating leases - equipment .........         105         105          --          --          --
Employment Contracts .................         689         689          --          --          --
                                          --------    --------    --------    --------    --------
Total contractual cash obligations ...    $  2,901    $  1,269    $    858    $    516    $    258
                                          ========    ========    ========    ========    ========

      The above table includes the $1.4 million of principal for the Merry Fields' mortgage. The mortgage is the responsibility of Merry Fields; however, we guarantee full payment of this mortgage.

      Impact of Recently Issued Accounting Standards

      In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The Interpretation states that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted the Interpretation on December 31, 2002 and included the debt of Merry Fields, LLC guaranteed by the Company in the consolidated financial statements.

      In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities". The Interpretation addresses consolidation by business enterprises of variable interest entities and provides guidance on the identification of variable interest entities that are subject to consolidation requirements by a business enterprise. A variable interest entity subject to consolidation requirements is an entity that does not have sufficient equity at risk to finance its operations without additional support from third parties and the equity investors in the entity lack certain characteristics of a controlling financial interest as defined in the guidance. The Company does not have any variable interest entities but does guarantee the debt of Merry Fields, LLC and due to the significant lease transaction believes it effectively controls Merry Fields, LLC. Accordingly, the Company consolidates the financial and operating results of Merry Fields, LLC. Currently the Company does not believe that adoption of FIN 46 will have an impact on its financial statements.

      In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends Statement 133 for decisions made by the Derivatives Implementation Group, in particular the meaning of an initial net investment, the meaning of underlying and the characteristics of a derivative that contains financing components. Currently, YDI has no derivative financial instruments and, therefore, believes that adoption of the Statement will have no effect on its financial statements.

      In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement requires that the issuer classify certain instruments as liabilities, rather than equity, or so-called mezzanine equity. Currently, YDI has no financial instruments that come under the scope of the Statement and, therefore, believes that adoption of the new Statement will have no impact on its financial statements. In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The Interpretation states that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted the Interpretation on December 31, 2002 and includes the debt of Merry Fields, Inc. guaranteed by the Company in the consolidated financial statements.

Disclosures About Market Risk

      The following discusses our exposure to market risks related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are exposed to risks and uncertainties, many of which are out of our control. Actual results could vary materially as a result of a number of factors, including those discussed below in "Safe Harbor for Forward-Looking Statements."

      As of December 31, 2003, we had cash and cash equivalents of $9.0 million. All these funds are on deposit in short-term accounts with two national banking organizations with substantial assets. Therefore, we do not perceive significant down side exposure should interest rates go even lower. However, if interest rates were to increase, we would expect to realize a corresponding benefit. The primary risk to loss of principal is the fact that these balances are only insured by the Federal Deposit Insurance Corporation up to $100,000 per bank. At December 31, 2003, the uninsured portion totaled approximately $8.8 million. We guarantee the Merry Fields, LLC debt. The interest rate on the loan is fixed. Therefore fluctuations in interest rates would not impact the financial statements.

      As of December 31, 2003, we have $2.0 million invested in Phazar common stock. The carrying value of our investment is subject to fluctuation in the market price. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. As stated in the notes to the financial statements, we have a definitive agreement to merge with Phazar. The carrying value of the investment may be adversely affected should the merger not be completed. However, fluctuation in the market price of Phazar will not impact the operations of the Company.

      In the past three years, all sales to international customers were denominated in United States dollars and, accordingly, we were not exposed to foreign currency exchange rate risks.

Safe Harbor for Forward-Looking Statements

      General Overview

      This Annual Report on Form 10-K contains forward-looking statements as defined by federal securities laws which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, intentions, projections, developments, future events, performance or products, underlying assumptions and other statements which are other than statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "intends," "plans," "anticipates," "contemplates," "believes," "estimates," "predicts," "projects," and other similar terminology or the negative of these terms. From time to time, we may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this Form 10-K, including those set forth below, and any other cautionary statements which may accompany the forward-looking statements. In addition, we undertake no obligation to update or revise any forward-looking statement to reflect events, circumstances, or new information after the date of this Form 10-K or to reflect the occurrence of unanticipated or any other subsequent events, and we disclaim any such obligation.

      You should read forward-looking statements carefully because they may discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. However, there may be events in the future that we are not able to accurately predict or control. Forward-looking statements are only predictions that relate to future events or our future performance and are subject to substantial known and unknown risks, uncertainties, assumptions, and other factors that may cause actual results, outcomes, levels of activity, performance, developments, or achievements to be materially different from any future results, outcomes, levels of activity, performance, developments, or achievements expressed, anticipated, or implied by these forward-looking statements. As a result, we cannot guarantee future results, outcomes, levels of activity, performance, developments, or achievements, and there can be no assurance that our expectations, intentions, anticipations, beliefs, or projections will result or be achieved or accomplished. In summary, you should not place undue reliance on any forward-looking statements.

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

      Cautionary Statements relating to Contemplated Merger with Phazar

      o Our contemplated merger with Phazar may not be completed due to the conditions to completion set forth in the merger agreement. On October 30, 2003, we announced a definitive merger agreement to acquire Phazar Corp. There can be no assurance whatsoever that this acquisition or any other combination transaction between us and Phazar will be consummated. Completion of this merger is subject to a number of conditions set forth in the merger agreement, including:

            o     obtaining the approval of Phazar's stockholders,

            o having the registration statement relating to the shares we would issue in the merger to the Phazar stockholders declared effective by the Securities and Exchange Commission,

            o obtaining all necessary state "blue sky" law and other approvals, waivers, consents, or exemptions,

            o having less than 10% of Phazar's stockholders able to exercise dissenters' rights after the Phazar stockholders meeting,

            o continued accuracy of the representations and warranties contained in the merger agreement, and

            o there being no material adverse change to the properties, assets, financial condition, or results of operations of us or Phazar.

            There can be no assurance that these conditions to closing will be satisfied. If the conditions are not satisfied and/or waived, the merger will not occur or will be delayed and we may lose some or all of the intended benefits of the merger.

      o We and Phazar may waive one or more of the conditions to the merger without resoliciting stockholder approval for the merger. Each of the conditions to our and Phazar's obligations to complete the merger may be waived, in whole or in part, to the extent permitted by applicable law, by us and Phazar. If the board of directors of Phazar determines a waiver is not sufficiently material to warrant resolicitation of the Phazar stockholders, they will have the discretion to complete the merger without seeking further stockholder approval.

      o Our contemplated merger with Phazar may be terminated due to lack of completion within the time period set forth in the merger agreement. Our merger agreement with Phazar provides that either we or Phazar can terminate that agreement without penalty if the merger is not completed by April 1, 2004 (so long as the terminating party has not breached the agreement). There can be no assurance that we will be able to complete the merger by April 1, 2004. As a result, either party may be able to terminate the agreement on and after April 2, 2004. If the merger agreement is terminated, the merger would not occur and we would lose the intended benefits of the merger.

      o Failure to complete the merger with Phazar could cause our stock price to decline. If the merger is not completed for any reason, our stock price may decline. For example, our stock price could decline because the current market price may reflect a market assumption that the merger will be completed and the profitable Phazar operations will be added to our current operations. As another example, the stock price could decline because the failure of this merger to close could cast doubt on our ability to execute on our stated strategy of growing our business by selected acquisitions and business combinations.

      o Sales of our products could be inhibited if the pending merger with Phazar disrupts customer or partner relationships. The pending merger may have the effect of disrupting customer or partner relationships. Our customers or potential customers may delay or alter their buying patterns during the pendency of, and following, the merger. By increasing the breadth of our business, the merger may make it more difficult for us to enter into relationships with customers and strategic partners, some of whom may view the combined company as a more direct competitor than us as a stand-alone company. Any significant delay or reduction in orders for our products could cause sales of our products to decline.

      o We may not realize the intended benefits of the merger with Phazar, which may have a material adverse effect on our business and financial condition. The combined company will need to overcome significant challenges in order to realize any benefits or synergies from the merger, including integrating the operations of the two companies, retaining existing customers of both companies and attracting additional customers, retaining strategic partners of each company and attracting new strategic partners, and creating uniform standards, controls, procedures, policies, and information systems. These processes may be difficult, unpredictable, and costly.

            For example, our headquarters location in Falls Church, Virginia and Phazar's location in Mineral Wells, Texas could make it harder to integrate the companies given the geographic distance between the facilities and possible cultural differences in the different parts of the country. This geographic separation may also make it harder to efficiently achieve the desired use of Phazar's facilities for manufacturing, servicing, and supporting our current products and customers. Further, the two companies currently use different internal financial accounting systems which may be difficult to integrate. Also, the Phazar sales personnel are used to selling to primarily governmental buyers while our sales personnel are used to selling to primarily commercial buyers. It may be difficult to integrate these different sales styles and approaches and to achieve sales synergies from combining the companies. Our products and Phazar's products generally address different segments of the wireless communications market and may require different skills and capabilities for marketing, sales, and customer support. As a result, the combined company may not realize significant benefits from combining the product lines. There can be no assurance that we would be able to sell our current products to Phazar's current customers or vice versa. There may also be adverse impacts on the existing sales forces' abilities to sell their existing products.

            The combined company may not succeed in addressing these risks or any other problems encountered in connection with the merger. If we cannot successfully integrate the companies' operations, products, and personnel, we may not realize the expected benefits of the merger, which could adversely affect the combined company's business and financial condition.

      o Integrating our operations with Phazar's may divert management's attention away from the day-to-day operations of the combined company. Integration of our operations, products, and personnel may place a significant burden on management and the internal resources of the combined company. For example, our headquarters are located in Falls Church, Virginia while Phazar is located in Mineral Wells, Texas. This geographic separation means that our management may have to spend more time traveling. Also, our management and other personnel will need to spend time reconciling the different employee benefits that we and Phazar offer to our employees and possible cultural differences. Further, we will need to integrate financial reporting systems, inventory systems, quality systems, and ordering procedures, among other items, or enable the continued separate operation of some or all of these functions. The diversion of management's time and attention and any difficulties encountered in the transition and integration process could harm the combined company's business.

      o The merger with Phazar may cause us to lose key employees, which could diminish the benefits of the transaction to us. To be successful and achieve the intended benefits of the merger, we must retain, assimilate, and motivate executives and other key employees, including those in managerial, technical, sales, and marketing. We expect to need the skills of Phazar employees to continue to sell, manufacture, and support the Phazar products, which are different from our current products. Also, the typical Phazar customers are governmental, a type of customer with which we have little experience. We would like to benefit from the experience and relationships that the Phazar sales personnel have developed in working with this type of customer. Some employees may find that the total or specific benefits offered to them by the combined company are less than they previously enjoyed. Employee retention may also be challenging after the merger due to possible cultural conflicts between the companies and because employees of us and Phazar will likely experience uncertainty about their future role with the combined company until strategies with regard to the combined company are announced or executed. As a result of these factors, employees may not remain with the combined company. If a significant number of employees depart, the company's business will suffer.

      o The merger with Phazar will result in significant costs, whether or not it is completed. Our transaction costs for the merger are estimated at approximately $120,000. These costs are expected to consist primarily of fees for attorneys, accountants, and financial printers, as well as filing fees and mailing costs. Most of these costs will be incurred whether or not the merger is completed. In addition, if the merger agreement is terminated under specified circumstances relating to superior acquisition proposals, either party may be obligated to pay a $300,000 termination fee.

      o The market price of our common stock may decline as a result of the merger with Phazar. The market price of our common stock after the merger with Phazar may decline as a result of the merger for a number of reasons, including the combined company being an unprofitable combination of two formerly profitable companies, the combined company having more stock in its public float than the current limited amount in our public float, our inability to address the integration challenges described above in a timely and efficient manner, and if we do not achieve the intended or perceived benefits of the merger, including those that we have discussed publicly such as broader product offerings, customer diversification, and broader operating capabilities, as rapidly or to the extent anticipated by financial analysts, industry analysts, or investors.

      Cautionary Statements relating to Our Business and Operations

      o We are a defendant in pending stockholder litigation that could materially and adversely affect our business. We are a party to four purported securities class action lawsuits. These lawsuits relate to the underwriters' alleged unlawful activities in connection with our initial public offering in February 2000. The lawsuits have been assigned along with approximately 1,000 other lawsuits making substantially similar allegations against hundreds of other publicly traded companies and their public offering underwriters to a single federal judge for consolidated pre-trial purposes. A tentative settlement of these lawsuits has been reached between the plaintiffs and affected companies. However, there can be no assurance that this or any other settlement will be consummated. These lawsuits are at an early stage and involve substantial uncertainty and, accordingly, we cannot predict the outcome. Defending lawsuits of this nature can be a lengthy and expensive process, and we may not prevail. Even if we prevail or the action is settled, the costs associated with these lawsuits could be substantial. In addition, these lawsuits could have other material adverse impacts on us, such as management distraction, adverse publicity, and adverse reaction from the financial markets, from our customers, or from actual or potential strategic partners. The difficulties and uncertainties relating to these lawsuits very likely may be increased and complicated because of the large number of pending similar cases and other parties involved. The outcome of these lawsuits could materially compromise our ability to continue to operate our business.

      o We have elected to participate in a proposed settlement of this pending stockholder litigation, but there can be no assurance that this settlement will be consummated. In June 2003, we elected to participate in a proposed settlement agreement with the plaintiffs in the pending stockholder litigation. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants. Consummation of the proposed settlement is conditioned upon, among other things, negotiating, executing, and filing with the court final settlement documents and final approval by the court. Given the number of companies and attorneys involved in these proceedings, we expect that any consummation of this settlement will be a lengthy process. There can be no assurance that this settlement will be consummated.

      o Proceeds under our directors' and officers' insurance policies may be unavailable or insufficient to cover our exposure under the proposed settlement of the pending stockholder litigation. The proposed settlement provides that the insurers of the participating issuer defendants will guarantee that the plaintiffs will recover at least $1 billion from the underwriter defendants. Any amounts necessary to fund that guarantee would come from participating issuers' directors and officers liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. However, we could be required to contribute to the costs of the settlement if our insurance coverage were insufficient to pay our allocable share of the settlement costs. We have a total of $15 million in directors and officers insurance coverage applicable to this litigation. We currently believe that this insurance coverage would be sufficient to cover our allocable share of the settlement costs. However, the insurance proceeds may be unavailable if the companies issuing those policies experience financial difficulties or are otherwise unable to pay under those policies. Also, there can be no assurance that proceeds under those policies would be sufficient to cover our exposure under the settlement.

      o The continuing uncertainty in the telecommunications industry and the global economy is adversely affecting our sales due in part to our being a smaller, younger company. In the past few years, the overall economic climate in the United States and many other parts of the world has declined. Telecommunication equipment markets specifically have experienced a severe downturn. This downturn has resulted in our customers having less capital available from capital markets, and less willingness to spend internal capital, to purchase equipments such as ours. As a result, potential customers may be less willing to spend their limited budgets on products from us, a relatively small, young company that may not survive the economic downturn. Because we do not have the financial resources or name recognition of larger companies, this downturn may adversely affect the growth and stability of our business and our financial condition and results of operations.

      o The continuing uncertainty in the telecommunications industry has caused us to maintain tight credit limits, which may be adversely affecting our sales. Many of our potential customers have faced or are facing financial difficulties due to the industry-wide uncertainty and depressed conditions. As a result, we have maintained what we believe to be stringent policies concerning the extension of credit to potential customers. We believe that these tight credit policies may be limiting our sales. As a result, we may loosen our credit policies, which may increase our sales but may also increase the likelihood of having bad debts from customers who can't or won't pay.

      o Given the relatively small size of many of our customers, they may not be able to pay for the products they purchase from us in the time period we expect or at all. We are subject to credit risk in the form of trade accounts receivable. We could face difficulties in receiving payment in accordance with our typical policies allowing payment within 30 days. Many of our customers are new and smaller service providers which do not have the financial resources of existing, larger service providers. Any delay, inability, or refusal to pay for purchases of our products may materially adversely affect our business. Difficulties of this nature have occurred in the past, and we believe they will likely occur in the future.

      o The WLAN equipment industry in which we principally operate is intensely competitive which could negatively impact our financial results. The telecommunications equipment industry in which we operate is intensely competitive. Most of our products are in a portion of the telecommunications equipment industry generally referred to as WLAN. Competition is intense in this industry for a number of reasons. For example, there are relatively few barriers to entry in this market. Also, this industry has attracted substantial media and other attention in recent months in part due to the ability of this equipment to provide broadband Internet connectivity simply, quickly, and efficiently. These same reasons, among others, have caused a number of companies to develop products that compete (or could be viewed as competing) with ours. This large number of companies offering products that may be perceived to be similar or even interchangeable with our products can have the effect of reducing the prices at which we are able to sell our products. In turn, this can reduce our gross margins and negatively impact our general financial results.

      o We face substantial competition from a number of larger companies with substantially greater resources and longer operating histories, and we may not be able to compete effectively. Many of our competitors or perceived competitors offer a variety of competitive products and services and some may offer broader telecommunications product lines. These companies include Proxim, Alvarion, Cisco, Alcatel, Stratex Networks, Ceragon, Nokia, Samsung, and Harris Corporation. Additionally, our FiberLeapTM products must compete with the existing and new fiber optic infrastructure and suppliers in the United States and elsewhere. Many of these companies have greater customer recognition, installed bases, financial resources, and sales, production, marketing, manufacturing, engineering, and other capabilities than we do.

      o We also face competition from private and start-up companies given the limited barriers to entry in our business. We face actual and potential competition not only from established companies, but also from start-up and other private companies that are developing and marketing new commercial products and services. Most of the products we sell are based on standards established by the Institute of Electrical and Electronics Engineers (IEEE) that require interoperability. Also, there are not substantial technical development difficulties, manufacturing difficulties, prohibitive intellectual property rights, or high business start-up costs that may create greater barriers to entry in other businesses. As a result, there are not significant barriers to entry into a number of markets we serve. This lack of barriers and the perceived attractiveness of some of these markets, among other reasons, have resulted in private companies entering these markets. These private companies include Vivato, Trapeze, Colubris Networks, and Trango Broadband.

      o We may experience difficulty in distinguishing our products from other WLAN products which may reduce our sales and gross margins. We believe that some products in the Wi-Fi business in which we primarily operate have become commodities in which there is intense price competition, and we believe that trend will continue and intensify. We need to carefully and clearly distinguish our products from competing products and technologies that may be able to provide wireless broadband access or connectivity. Points of distinction include operating range of our products, remote management and monitoring capabilities, durability and robustness of our products, data rate transmission capabilities of our products, ease and speed of installation of our products, markets served by our products, cost of our products, security and interference issues, and value proposition of our products for our customers. Failure to distinguish our products for our customers, investors, and others could hinder market acceptance of our products, delay our obtaining customers for our products, force reductions in contemplated sales prices of our products, and reduce our overall sales and gross margins.

      o Potential customers may view price as the primary differentiator between our products and products of our competitors, which could reduce the price at which we can sell our products and negatively impact our financial results. Because products in our WLAN business have to comply with specific public standards, at times potential customers may perceive there to be little other than price to differentiate our products from products of a competitor. This intense customer focus on pricing can have the effect of reducing the prices at which we are able to sell our products. In turn, this can reduce our gross margins and negatively impact our general financial results.

      o Alternative broadband connectivity technologies may have advantages over our products and make our products less attractive to customers. A number of competing technologies may be able to provide high-speed, broadband access or connectivity. These competing technologies include digital subscriber lines, hybrid fiber coaxial cable, fiber optic cable, T-1/E-1 and other high-speed wire, laser (also known as free space optics), satellite, and other point-to-multipoint wireless and point-to-point wireless technologies. Some of these technologies may have advantages over our products, such as lower cost, greater range, better security, and greater current market acceptance.

      o New broadband connectivity technologies may be developed that have advantages over our products and make our products less attractive to customers. New products or new technologies may be developed that supplant or provide lower-cost or better performing alternatives to our products. For example, the majority of products we sell are based on the IEEE 802.11b standard. We believe products are being developed based on the IEEE 802.11a/b/g and 802.16 standards which may have advantages over products based on the IEEE 802.11b products, such as greater data transmission capabilities and longer range.

      o We are selling into a market that has a broad range of desired product characteristics and features which may make it difficult for us to develop products that will address a broad enough market to be commercially viable. We are selling into a market place that is experiencing a convergence of competing technologies. The market that we currently serve is experiencing a convergence of voice driven telecommunications methodology and data centric networking based methodology. As a result there exists a divergence of product requirements and corporate cultures for our customers and even within the same customer. Typically, established telecommunications providers desire extremely robust products with the expectation of a relatively long effective life. Networking providers on the other hand are looking for optimal performance at any given time with the assumption that they will be upgrading the equipment again in several years and therefore are extremely cost sensitive. In addition, established telecommunications providers seek products that fit into their existing networks (T-1, E-1, OC-3, OC-12 interfaces and data rates) while networking based providers prefer ethernet interfaces and data rates. If we are unable to satisfy one or more of the requirements of our current and prospective customers, we may lose, or fail to gain, meaningful market share.

      o We may not develop products for the portions of the broadband connectivity and access markets that grow. Predicting which segments of the broadband connectivity and access markets will develop and at what rate these markets will grow is difficult. We may needlessly spend money and resources developing products for a market that does not develop. On the other hand, we may miss market opportunities if we fail to act promptly and decisively to develop new products. Our business, financial condition, and results of operations will be materially adversely affected if we develop the wrong product or miss market opportunities.

      o Our sales may decline if we are unable to keep pace with rapid technological changes and industry standards. Our ability to succeed in our competitive market will depend upon successful development, introduction, and sale of new products and enhancements on a timely and cost-effective basis in response to changing customer requirements and competitors' product developments. We may not be successful in selecting, developing, manufacturing, and marketing new products or enhancements which could adversely affect our sales.

      o We believe that the prices for our products will decline over time which could hurt our financial results. We believe that average selling prices for our products will tend to decline from the point at which a product is initially priced and marketed. Reasons for this decline may include the maturation of such products, the effect of volume price discounts in existing and future contracts, technology changes, and the intensification of competition, including from lower-cost foreign suppliers. This price decline could hurt our financial results.

      o The expected price decline of our products will hurt our financial results unless we are able to offset those declines with cost savings or new product introductions. We will attempt to offset expected price declines of our products by reducing our product costs and non-product costs and by introducing new products with higher gross margins. If we are unable to offset declining selling prices by reducing direct materials and manufacturing expenses, our gross margins will decline. If we cannot develop new products in a timely manner or we fail to achieve increased sales of new products at higher gross margins, our revenue and gross margins may decline.

      o Our plans to continue to introduce new products will require capital and other investments that may not be recovered. We devote significant resources to the development and marketing of new products and technologies and expect to continue to do so. These investments include facilities, equipment, inventory, personnel, and other items to develop and produce these products and to provide marketing, sales, service and support, and administration organizations to service and support these products. We anticipate many of these commitments and expenditures would be made in advance of realization of increased sales, which may not occur. If sales do not increase as expected, our gross margins and general financial performance would be adversely affected.

      o Our financial results have fluctuated significantly, and we expect the fluctuations will continue for a variety of reasons, many of which are out of our control. Our quarterly financial results have fluctuated significantly for a number of reasons including the combination of Telaxis and Young Design in April 2003; our limited long-term commitments from customers; the receipt of significant customer orders; timing of obtaining customers for any new products we may introduce; the mix of our product sales; our manufacturing capacity constraints and our ability to fulfill orders; our inability to obtain components in the quantities we need; new product introductions by us or by our competitors; seasonal factors that may affect capital spending by customers; and general economic conditions. We expect that many of these and other factors will continue to affect our business and will cause our financial results to fluctuate in the future.

      o Our past acquisition activity and contemplated future acquisition activity contributes to the difficulty in predicting our future financial performance. The combination of Telaxis and Young Design in April 2003 resulted in changes in our financial performance. The historically unprofitable financial results of Telaxis caused the operating results of the combined company to be unprofitable in the second quarter of 2003. However, the combined company's balance sheet at the end of the second quarter 2003 was stronger given the addition of the Telaxis assets. We have stated our intention to make selected acquisitions from time to time and, therefore, expect that our future acquisition activity will contribute to fluctuations in our financial results and to difficulties in predicting our financial performance.

      o The fact that we receive few long-term purchase commitments from customers contributes to the difficulty in predicting our future financial performance. Due to the nature of our products, we generally have a very short time between receiving an order and shipping the order. Very few of our customers provide us with long-term purchase commitments. As a result, we generally have a relatively low backlog and have limited visibility of sales going forward. This lack of visibility contributes to the difficulty in predicting our future financial performance by us, financial analysts, and investors.

      o Receipt of significant customer orders have caused our financial results to fluctuate and contribute to the difficulty in predicting our future financial performance. At times, we have received significant orders from customers that have caused our financial results to fluctuate. For example, we received a large order that was fulfilled in the third quarter of 2003 that contributed positively to the financial results of that quarter. We expect that at times we will get similar significant orders in the future which could cause significant fluctuations in sales, gross margins, and operating results. These fluctuations contribute to the difficulty in predicting our future financial performance by us, financial analysts, and investors.

      o Difficulties in obtaining the components we need to manufacture our products have caused our financial results to fluctuate and contribute to the difficulty in predicting our future financial performance. In the third and fourth quarters of 2003, we were unable to obtain sufficient components to manufacture certain of our products. We believe this shortage had a negative impact on our revenue and financial results for the fourth quarter of 2003 and may have a negative impact on our revenue and financial results for the first quarter of 2004. Given the number of components in our products, the age of some of our products, and the limited number of suppliers of some of these components, we may experience similar component shortages from time to time in the future. These shortages could contribute to fluctuations in our financial results and to the difficulty in predicting our future financial performance.

      o We cannot predict whether we will continue as a profitable company, which could adversely affect our ability to continue as a going concern and our stock price. We announced profitable financial results for our two most recently completed financial quarters. However, we may not be profitable in the future. Our revenue declined substantially in the fourth quarter of 2003 from our revenue in the third quarter of 2003. We have made no predictions concerning our future profitability or lack of profitability. Our failure to maintain profitability may affect our ability to continue as a going concern and cause the market price of our stock to decline or prevent it from rising.

      o Our business depends on continued demand for broadband connectivity and access. The future success of our business is dependent in part upon the continued and increasing demand for high-speed, broadband connectivity and access, particularly with regard to the Internet, and for high-speed telecommunications products. The markets for such services may not grow at all or as expected.

      o We depend on our senior employees who are extensively involved in many aspects of our business, and our business would likely be harmed if we lose their services and cannot hire additional qualified personnel. Particularly because we are a relatively small company, our future operating results depend in significant part upon the continued contributions of senior management and key sales and technical personnel, many of who would be difficult to replace. Future operating results also depend upon the ability to attract and retain qualified management, sales, and technical personnel. Competition for these personnel is intense, and we may not be successful in attracting or retaining them. Only a limited number of persons with the requisite skills to serve in these positions may exist, and it may be difficult for us to hire the skilled personnel we need. To date, we generally have not experienced significant difficulty in attracting and retaining qualified personnel, but there can be no assurance we will not experience difficulty in the future.

      o We have no key-man life insurance on any of our executive officers or other employees. Loss of the services of any of our key executive officers or other key employees could have a material adverse effect on our business, financial condition, and results of operations. The lack of key man insurance means that we would receive no insurance proceeds to buffer any such adverse effects.

      o We do not currently have a succession plan in place. We currently do not have a succession plan in place if our Chief Executive Officer were to become unable to perform his responsibilities due to illness, injury, termination of service, or other reasons. Loss of the services of our Chief Executive Officer could have a material adverse effect on our business, financial condition, and results of operations. Lack of a succession plan could exacerbate our difficulties in overcoming the issues created by the loss of services of our Chief Executive Officer due to uncertainty and responsibility transition issues.

      o Our limited internal manufacturing capacity makes us dependent on contract manufacturers, which could harm our sales and damage our reputation. Our internal manufacturing capacity, by design, is limited. We currently expect to rely on contract manufacturers to provide manufacturing of our complete products, components, and subassemblies. Our failure to obtain satisfactory performance from any contract manufacturers could cause us to fail to meet customer requirements, lose sales, and expose us to product quality issues. In turn, this could damage relationships with customers and have a material adverse effect on our reputation, business, financial condition, and results of operations.

      o We may be unable to engage contract manufacturers to manufacture our products which could force us to increase our internal manufacturing capacity. The technical nature of our products, the wide variety of our products, and the current uncertainty and historical fluctuation in our business may make contract manufacturers unwilling or reluctant to manufacture products for us at all or on acceptable terms. It may be difficult and time-consuming to engage a third-party manufacturer or manufacturers. If we are unable to engage a third-party manufacturer or manufacturers, we may have to increase our internal manufacturing capability. We may be unable to do so at all or without significant expense.

      o Because many of our components or products are provided by limited or single-source suppliers, we may not be able to obtain sufficient quantities to meet our business needs. Many of the components, subassemblies, and services necessary for the manufacture of our systems are obtained from a sole supplier or a limited group of suppliers. We generally do not have any committed long-term supply agreements with these vendors. We have from time to time experienced an inability to obtain an adequate supply of required components and subassemblies. For example, in the third and fourth quarters of 2003, we were unable to obtain sufficient components to manufacture certain of our products. Our inability to obtain these components in the quantities and at the times we desire could halt production, reduce our ability to meet customer demands, and reduce our sales.

      o Because many of our components or products are provided by limited or single-source suppliers, we may not be able to obtain sufficient quantities at prices to make our products profitably. Many of the components, subassemblies, and services necessary for the manufacture of our systems are obtained from a sole supplier or a limited group of suppliers. Our inability to obtain these items at the prices we desire could hurt our sales and lower our margins.

      o Our inability to receive sufficient quantities of limited or single source components or products could make us develop alternative sources, which could reduce our sales and may be time consuming and expensive if it can be done at all. In the event of a reduction or interruption in the supply of a key component, we may have to develop alternative sources for the component. We may not be able to locate an alternative supplier of certain products or components at all or at acceptable prices. Our inability to develop alternative sources for components could result in delays or reductions in product shipments, increase our costs, and reduce or eliminate our profit margins. Even if we are successful at developing alternative sources, a significant amount of time could be required to receive an adequate flow of components from the alternative source.

      o Our inability to receive sufficient quantities of limited or single source components or products could make us reconfigure our products, which could reduce our sales and may be time consuming and expensive if it can be done at all. In the event of a reduction or interruption in the supply of a key component, we may have to reconfigure our products to work with different components. Reconfiguration of our products to adapt to new components could entail substantial time and expense. We may be unable to reconfigure our products to work with new components. Even if we are successful at reconfiguring our products, a significant amount of time could be required to receive an adequate flow of replacement components.

      o Our reliance on limited or single-source suppliers makes us vulnerable to difficulties at those suppliers. The production of our products is vulnerable to production difficulties, quality variations, work stoppages, acts of God such as weather and fire, and other events beyond our control at our suppliers. All of these events could adversely affect the cost and timely delivery of our products.

      o Failure to maintain adequate levels of inventory could result in a reduction or delay in sales and harm our results of operations. In a competitive industry such as the wireless telecommunications equipment industry, the ability to effect prompt turnaround and delivery on customer orders can make the difference in maintaining an ongoing relationship with our customers. This competitive market condition requires us to keep inventory on hand to meet such market demands. Given the variability of customer requirements and purchasing power, it is difficult to predict the amount of inventory needed to satisfy demand. If we over- or under-estimate inventory requirements to fulfill customer needs, our results of operations could be adversely affected. If market conditions change swiftly, it may not be possible to terminate purchasing contracts in a timely fashion to prevent excessive inventory increases. In particular, increases in inventory could materially adversely affect operations if such inventory is ultimately not used or becomes obsolete. To date, we do not believe that we have materially over-estimated or under-estimated our inventory requirements.

      o Our failure to effectively manage our recent and anticipated future growth could strain our management, infrastructure, and other resources and adversely affect our results of operations. We expect our recent and anticipated future growth to present management, infrastructure, systems, and other operating issues and challenges. These issues include controlling expenses, the development, introduction, marketing, and sales of new products, the development and application of consistent internal controls and reporting processes, the integration and management of a geographically and ethnically diverse group of employees, and the monitoring of third-party manufacturers and suppliers. Any failure to address these issues at a pace consistent with our business could cause inefficiencies, additional operational expenses and inherent risks, greater risk of billing delays, inventory write-downs, and financial reporting difficulties.

      o Difficulties in reducing our operating expenses could harm our results of operations. A material portion of our operating expenses is fixed. For example, approximately $1.1 million of our $2.7 million in operating expenses in the fourth quarter of 2003 (approximately 40%) were fixed expenses. We expect this percentage to increase in 2004. If we experience a material reduction or delay in sales, we may find it difficult to reduce our operating expenses on a timely basis. Difficulties of this nature would adversely affect our financial condition and harm our operating results.

      o We typically permit flexible purchase order changes that may adversely affect our margins and operating results. We have typically permitted purchase orders to be modified or canceled with limited or no penalties. Any inability or failure to reduce actual costs or cancel supplier and contract manufacturing commitments in response to a customer modification or cancellation could adversely affect our gross margins and operating results.

      o Our business and financial results could be adversely affected by warranty claims. Products as complex as ours frequently contain undetected errors or defects, especially when first introduced or when new versions are released. This is especially a concern for us given our anticipated continuing introduction of new products. The occurrence of such errors or defects could result in products being returned under warranty for repair or replacement with us having to bear the associated expense. Although we maintain what we believe to be appropriate overall warranty reserves based on historical repair occurrences, an unanticipated high repair occurrence related to a specific product or number of products could make the reserves inadequate at any specific time and adversely affect our financial results.

      o Our business and financial condition could be adversely affected by product liability claims. Products as complex as ours frequently contain undetected errors or defects, especially when first introduced or when new versions are released. This is especially a concern for us given our anticipated continuing introduction of new products. The occurrence of such errors or defects could result in product liability claims being brought against us. Although we have not had any material product liability claims brought against us to date, such claims may be brought in the future and could adversely affect our financial results.

      o Our international business activities expose us to a number of risks not present in our United States operations, which we have little experience addressing. Our international business activities may carry additional risks and difficulties, including complying with complex foreign laws and treaties applicable to doing business and selling our products in other countries; availability of suitable export financing; timing and availability of export licenses; tariffs and other trade barriers; difficulties in staffing and managing foreign operations; difficulties in complying with foreign customs and general ways of doing business; and political and economic instability which may be more pronounced in less-developed areas. We have little experience in facing many of these issues and may not be able to address the issues in a manner to enable us to expand our international sales and operations.

      o Because of international sales and operations, we may be exposed to currency risk that could adversely affect our financial condition and results of operations. Some of our sales to date have been made to customers located outside the United States, and we expect that some of our future sales will continue to be to customers outside the United States. Historically, our international sales have been denominated in United States dollars. For international sales that are denominated in United States dollars, a decrease in the relative value of foreign currencies could make our products less price-competitive and could have an adverse effect on our financial condition and results of operations. For any international sales denominated in foreign currencies, a decrease in the value of the foreign currencies relative to the United States dollars could result in decreased margins from those transactions.

      o The laws and legal systems of foreign governments may limit our ability to enforce our rights against our customers. Our customer purchase and other agreements may be governed by foreign laws, which may differ significantly from United States laws. Also, the court systems and procedures in foreign countries may differ significantly from United States courts. Therefore, we may be limited in our ability to collect our accounts receivable, to enforce our other rights under such agreements, and to collect damages, if awarded.

      o Lack of relationships in foreign countries may limit our ability to expand our international operations and sales. In many cases, regulatory authorities in foreign countries own or strictly regulate local telephone companies. Established relationships between government-owned or government-controlled telephone companies and their traditional indigenous suppliers of telecommunications equipment often limit access to those markets. The successful expansion of our international operations in some markets will depend on our ability to form and maintain strong relationships with established companies providing communication services and equipment or other local partners in those regions. The failure to establish regional or local relationships could limit our ability to successfully market or sell our products in international markets and expand our international operations.

      o Governmental regulation affecting markets in which we compete or products we make could adversely affect our business and results of operations. Radio communications are extensively regulated by the United States and foreign governments as well as by international treaties. To operate in a jurisdiction, we must obtain regulatory approval for our products and comply with differing and evolving standards and regulations. The delays inherent in this approval process may cause the cancellation, postponement, or rescheduling of the installation of communications systems by us and our customers. The failure to comply with regulations in a jurisdiction could result in the suspension or cessation of our ability to operate in that jurisdiction. New regulations or changes in the interpretation of existing regulations could require us to modify our products and incur substantial costs to bring our products into compliance.

      o Our products typically require regulatory approval before they can be commercially deployed. Our products must typically receive regulatory approvals before they can be commercially deployed. As a result, customers may require that we obtain these approvals before buying or agreeing to buy our products. Obtaining these approvals can be a long, expensive process. Delays in obtaining the necessary approvals could hinder market acceptance of our products, delay sales of our products, and adversely affect our ability to market those products.

      o Changes in governmental regulation could adversely affect our competitive position. Governmental laws and regulations applicable to our products evolve and change frequently. These changes could hurt our competitive position. For example, a point we often use in marketing our products is that our products have been approved by the United States Federal Communications Commission, which sometimes can be a long, expensive process. The Federal Communications Commission recently proposed regulations that would relax this approval process and potentially allow more products to operate as approved products. If enacted, these regulations could make it easier for competitive products to qualify as products approved by the Federal Communications Commission. This could adversely affect our competitive position.

      o We are subject to domestic and international authorities' allocations of the radio frequency spectrum. Equipment to support new systems and services can be marketed only if suitable frequency allocations are made available to telecommunications service providers. The process of allocating frequencies to service providers is typically expensive, complex, and lengthy. If service providers and others are delayed in deploying new systems and services, we could experience lack of orders or delays in orders. Similarly, failure by regulatory authorities to allocate suitable frequency spectrum could have a material adverse effect on our results.

      o We rely on a limited number of customers for a material portion of our sales, which exposes us to risks relating to the loss of sales and credit risk. For the year ended December 31, 2003, no one customer accounted for more than 10% of our sales. However, we did have a number of substantial customers. Our ability to maintain or increase our sales in the future will depend in part upon our ability to obtain additional orders from these customers. Our customer concentration also results in concentration of credit risk. An acquisition of one of our significant customers could cause any current orders to be delayed or canceled and no new orders being placed with us and could further concentrate our customer base. Adverse developments such as these with our significant customers could adversely impact our sales and financial results.

      o Our failure or inability to protect our intellectual property could adversely affect our business and operations, particularly in our business which has otherwise relatively low barriers to entry. Our ability to compete depends in part on our ability to protect our intellectual property. The steps we have taken to protect our technology may be inadequate to prevent misappropriation of our technology and processes. Existing trade secret, trademark, and copyright laws offer only limited protection. Our patents could be invalidated or circumvented. Inability or failure to protect our intellectual property could remove a barrier to a competitor entering this business, which in general has lower barriers to entry than other businesses.

      o Laws of foreign countries where we do business may provide less intellectual property protection for our products, which could adversely affect our ability to compete in our price-sensitive business. The laws of certain foreign countries in which our products are or may be developed, manufactured, or sold may provide less protection for the intellectual property contained in our products. This may make the possibility of piracy of our technology and products more likely. This piracy could result in cheaper copies of our products being available on the market, which could adversely affect our business and financial results.

      o Our intellectual property rights do not prevent other companies from developing similar technology, which could be superior to ours. Other companies could develop products that use similar and perhaps superior technology. This technology could be developed in a way to not violate or infringe our intellectual property rights. As a result, our intellectual property rights provide no assurance that competing and perhaps superior products won't be developed, even if we are able to protect our intellectual property rights.

      o We may engage in litigation to protect our intellectual property, which could be costly, long, and distracting even if ultimately successful. If we believe our intellectual property rights are being infringed, we may commence litigation or take other actions to enforce our patents, protect our trade secrets and know-how, or determine the scope and validity of the patents or intellectual property rights of others. There can be no assurance that we would be successful in any such litigation. Any litigation could result in substantial cost and divert the attention of our management, which could harm our operating results and future operations.

      o Much of our material intellectual property is not protected by patents, which may reduce the extent to which we can protect our intellectual property. We rely primarily on trade secret laws, confidentiality procedures, patents, copyrights, trademarks, and licensing arrangements to protect our intellectual property. While we do have a number of patents, the patents generally do not protect much of our intellectual property. A significant portion of our proprietary technology is know-how, and employees with know-how may depart before transferring their know-how to other employees. The fact that much of our intellectual property is not covered by patents could reduce the extent to which we can protect our rights in that intellectual property.

      o Our products and operations could infringe on the intellectual property rights of others, which could have an adverse impact on our business. We would have to address any such infringements by seeking licenses, altering our products, or no longer selling the products. Any licenses we may be required to seek may be expensive or otherwise onerous. Similarly, changing our products may be costly, time-consuming, and impractical and could detract from the value of our products. A party making a claim of infringement could secure a judgment against us that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our products. Any claim of infringement by a third party also could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract the attention of our management. Any of these events could seriously harm our business.

      Risks Relating to Capital Markets and Our Stock

      o Our common stock is currently traded on the OTC Bulletin Board, which may provide lower liquidity and depress or hinder the price increase of our stock. Our common stock is currently quoted for trading on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. This market for our common stock may be a less liquid market for existing and potential stockholders to trade shares of stock than other markets. Companies, such as us, whose stock is traded on this market may be perceived as less attractive simply because they are traded on this market. For example, some investors, including institutional investors, may have investment guidelines that prohibit investing in common stock traded on the OTC Bulletin Board. These factors relating to the OTC Bulletin Board could have an adverse affect on the trading price of our stock.

      o Because our common stock is traded on the OTC Bulletin Board, the penny stock rules could reduce trading in our stock and depress or hinder the price increase of our stock. SEC regulations generally define a "penny stock" to be any equity security that has a market price or exercise price of less than $5.00 per share. Shares listed on the Nasdaq National Market, the Nasdaq SmallCap Market, or a national exchange are excluded from this definition. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of the securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules generally require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer is also subject to additional sales practice requirements. Consequently, the penny stock rules may restrict the ability and desire of broker-dealers to sell our common stock and may affect the ability of holders to sell our common stock in the secondary market and the price at which a holder can sell our common stock.

      o Our application to have our common stock traded on the Nasdaq SmallCap Market may not be approved, which could cause our stock price to decline. We have applied to have our common stock listed for trading on the Nasdaq SmallCap Market. While we believe we meet the criteria for that listing, there can be no assurance that our listing application will be approved or that our stock will begin trading on the Nasdaq SmallCap Market. The price of our common stock could decline if our application is not approved as the current price may reflect investors' expectations that our application will be approved.

      o Our stock price has been volatile and may continue to be volatile. The market price of our common stock has been volatile and is likely to remain volatile. Some of the reasons for the volatility are within our control, but many are beyond our control and unrelated to our operating performance. We believe the following factors, among others, have contributed to our stock price volatility:

            o     Our financial performance and results

            o Announcements by us concerning our relationships with our existing or new customers

            o Announcements by us concerning our contemplated acquisitions and other strategic growth plans

            o     Announcements by our customers

            o Our integration of Telaxis Communications and Young Design following the April 2003 combination of the two companies

            o The relatively low number of shares of our stock that trade on an average day

            o The announcement of our filing an application to list our common stock on the Nasdaq SmallCap Market

            o     The introduction of new products by us

            o     The financial performance of our competitors

            o     The introduction of new products by our competitors

            o     General conditions of the financial markets

            We expect these factors and others to continue to contribute to the volatility of our stock price.

      o Over a majority of our common stock is owned by two persons, which reduces the influence of our other stockholders and could adversely affect our stock price. Two persons, Concorde Equity, LLC and Michael F. Young, currently own over 60% of our outstanding common stock. Concorde Equity is an investment company controlled by Robert
            E. Fitzgerald, a board member and our Chief Executive Officer. Mr. Young is a board member and our President and Chief Technical Officer. This majority ownership means that, as a matter of Delaware corporate law, Concorde Equity and Mr. Young generally will be able to approve or reject actions and proposals on behalf of our stockholders regardless of how any other stockholder votes. Concorde Equity and Mr. Young could act either by vote at a meeting or by written consent delivered to us, subject to compliance with applicable securities regulations. For example, this majority ownership means that Messrs. Fitzgerald and Young, acting together without any other stockholder, could approve or reject most offers to acquire us. Another example is that Messrs. Fitzgerald and Young, acting together without any other stockholder, could elect or reject each member of our board of directors. Therefore, our other stockholders will have a limited ability to affect or influence decisions made by our stockholders. This majority control and actions taken by the two holders of majority control could result in a lower stock price than if our common stock was widely held without any significant holders.

      o Registration of the restricted stock held by our two major stockholders could cause our stock price to fall. Two stockholders, Concorde Equity and Mr. Young, owned 5,165,817 and 4,209,183, respectively, shares of our common stock on February 13, 2004, which together constituted approximately 66% of our outstanding common stock on that date. Concorde Equity and Mr. Young received this stock in a private placement in connection with the combination of Young Design and Telaxis in April 2003. As such, this stock has been and is currently subject to substantial restrictions on sale or transfer. In the merger agreement, we agreed to register this stock with the SEC in the first half of 2004, which will enable this stock to be sold with much less restriction. This registration and potential sale of large amounts of our common stock could cause our stock price to fall or prevent it from increasing.

      o Future actual or potential stock sales by our two major stockholders could cause our stock price to fall. Two stockholders, Concorde Equity and Mr. Young, owned approximately 66% of our outstanding common stock on February 13, 2004. Actual or potential sales of this stock by Concorde Equity and Mr. Young could cause our stock price to fall or prevent it from increasing for numerous reasons. For example, a substantial amount of our common stock becoming available (or being perceived to become available) for sale in the public market could cause the market price of our common stock to fall or prevent it from increasing, particularly given the relatively low trading volumes of our stock. Also, actual or potential sales by these two stockholders could be viewed negatively by other investors because the two major stockholders are our senior executives or controlled by one of our senior executives.

      o Future actual or potential sales of the stock we privately issued in December 2003 could cause our stock price to fall. On December 8, 2003, we issued 500,000 shares of our common stock in a private placement to a single accredited investor. We also agreed to file a registration statement covering those shares with the SEC no later than the earlier of March 8, 2004 or thirty days after our common stock begins trading on the Nasdaq SmallCap Market or the Nasdaq National Market. There can be no assurance as to when or if our common stock will begin trading on the Nasdaq SmallCap Market or the Nasdaq National Market. This registration, or the anticipation of this registration, could cause our stock price to fall or prevent it from increasing. Also, a substantial amount of this common stock becoming available (or being perceived to become available) for sale in the public market could cause the market price of our common stock to fall or prevent it from increasing, particularly given the relatively low trading volumes of our stock.

      o Future actual or potential sales of the stock we privately issued prior to the initial public offering of our common stock in February 2000 could cause our stock price to fall. We believe that a number of our pre-IPO stockholders continue to hold their shares, and those stockholders may decide to sell their shares. A substantial amount of this common stock becoming available (or being perceived to become available) for sale in the public market could cause the market price of our common stock to fall or prevent it from increasing, particularly given the relatively low trading volumes of our stock.

      o Future actual or potential sales of the stock we issue upon exercise of stock options could cause our stock price to fall. As of February 13, 2004, we had options outstanding to buy approximately 893,654 shares of our common stock and may grant options or other stock grants relating to an additional approximately 442,299 shares of our common stock. We have filed registration statements with the SEC relating to the shares of our common stock that may be issued pursuant to the exercise of those outstanding stock options and stock options or other stock grants that we may grant in the future. In many cases, holders of those options could decide to exercise the options and immediately sell the shares. A substantial amount of this common stock becoming available (or being perceived to become available) for sale in the public market could cause the market price of our common stock to fall or prevent it from increasing, particularly given the relatively low trading volumes of our stock. Further, actual or potential sales of this stock could be viewed negatively by other investors because some of these stock options are held by our directors and senior executives.

      o Future actual or potential sales of the stock we issue upon exercise of stock warrants could cause our stock price to fall. On February 13, 2004, we had warrants outstanding to purchase approximately 389,626 shares of our common stock at a purchase price of $2.08 per share. Shares of our common stock received upon exercise of those warrants may, depending on the method of exercise, be immediately available for public sale. A substantial amount of this common stock becoming available (or being perceived to become available) for sale in the public market could cause the market price of our common stock to fall or prevent it from increasing, particularly given the relatively low trading volumes of our stock.

      o If we raise additional capital by issuing stock, the result may be dilutive to existing stockholders. Our board of directors may decide to issue additional equity securities in many situations without the need for any stockholder vote. Given the recent prices for our common stock, significant dilution to our stockholders could result if we raise additional funds by issuing equity securities. Further, these issuances may also involve issuing stock at a price per share below the current trading prices. For example, on December 8, 2003, we issued 500,000 shares of our common stock in a private placement at a price of $4.10 per share. The last sale price of our common stock on the OTC Bulletin Board on December 8, 2003 was $4.75 per share.

      o The terms of any equity securities we may issue in the future may be better than the terms of our common stock. Our board of directors is authorized to create and issue equity securities that have rights, privileges, and preferences senior to those of our common stock. In many situations, our board could take these actions without the need for any stockholder vote.

      o We have limited capital resources and our prospects for obtaining additional financing, if required, are uncertain. Our future capital requirements will depend on numerous factors, including expansion of marketing and sales efforts, development costs of new products, the timing and extent of commercial acceptance for our products, our integration with Phazar and any other companies we may acquire, and potential changes in strategic direction. Additional financing may not be available to us in the future on acceptable terms or at all. If funds are not available, we may have to delay, scale back, or terminate business or product lines or our sales and marketing, research and development, acquisition, or manufacturing programs. Our inability to obtain capital could seriously damage our business, operating results, and financial condition and cause our stock price to decline.

      o We may raise additional capital on terms that we or our stockholders find onerous, which could adversely affect our financial results and stock price. In the future, we may be able to raise additional capital only on terms that we find onerous. Alternatively, some of our stockholders may find the terms of our capital arrangements to be onerous. For example, a small number of stockholders expressed displeasure at our issuing shares in December 2003 in a private placement at a price below the current trading price of our stock. We may also obtain funds through arrangements with partners or others that may require us to relinquish rights to certain of our technologies or potential products or other assets. The terms of our capital arrangements or the perceived onerous nature of those arrangements could adversely affect our financial results and stock price.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

      See Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations, Disclosures about Market Risk.

Item 8. Financial Statements and Supplementary Data.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Independent Auditors' Reports.............................................   41
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets...............................................   43
Consolidated Statements of Operations.....................................   44
Consolidated Statement of Changes in Stockholders' (Deficit) Equity.......   45
Consolidated Statements of Cash Flows.....................................   46
Notes to Consolidated Financial Statements................................   47
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
Schedule II - Valuation and Qualifying Accounts...........................   64

INDEPENDENT AUDITORS' REPORT

--------------------------------------------------------------------------------

TO THE BOARD OF DIRECTORS
YDI Wireless, Inc. and Subsidiaries
Falls Church, Virginia

We have audited the accompanying consolidated balance sheet of YDI Wireless, Inc. and subsidiaries, (the "Company") as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of YDI Wireless, Inc. and subsidiaries as of December 31, 2003 and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, L.L.P.

Bethesda, Maryland
January 23, 2004

INDEPENDENT AUDITORS' REPORT

--------------------------------------------------------------------------------

TO THE BOARD OF DIRECTORS
    YDI WIRELESS, INC. AND SUBSIDIARIES (formerly YOUNG DESIGN, INC. AND SUBSIDIARIES)
       Falls Church, Virginia

We have audited the accompanying consolidated balance sheets of YDI WIRELESS, INC. AND SUBSIDIARIES (formerly YOUNG DESIGN, INC. AND SUBSIDIARIES), (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. We also have audited the related financial statement Schedule II for the years ended December 31, 2002 and 2001. These consolidated financial statements and financial statement Schedule II are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement Schedule II based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of YDI WIRELESS, INC. AND SUBSIDIARIES (formerly YOUNG DESIGN, INC. AND SUBSIDIARIES) as of December 31, 2002 and 2001 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement
Schedule II for the years ended December 31, 2002 and 2001, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 2 to the financial statements, during 2002 the Company changed its method of accounting for the excess of acquired net assets over cost.

/s/ Hoffman, Fitzgerald and Snyder, P.C.

McLean, Virginia
February 10, 2003
(July 9, 2003 as to Note 2)

                               YDI WIRELESS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                         YDI Wireless,   Young Design,
                                                                                              Inc.           Inc.
                                                                                         -----------------------------
                                                                                                 December 31,
                                                                                         -----------------------------
                                                                                              2003           2002
                                                                                         -------------  --------------
Assets
Current assets:
   Cash and cash equivalents .........................................................     $    8,990     $      939
   Accounts receivable, net ..........................................................          2,511          1,686
   Refundable income taxes ...........................................................            226             --
   Inventory .........................................................................          3,134          2,386
   Investment securities - trading ...................................................             --              4
   Deferred tax asset ................................................................             --            142
   Deposit ...........................................................................             --              1
   Prepaid expenses ..................................................................            162            451
                                                                                           ----------     ----------

       Total current assets ..........................................................         15,023          5,609

Property and equipment, net ..........................................................          2,493          1,823

Other Assets:
  Investment in unconsolidated subsidiaries ..........................................             --             36
  Investment securities - available-for-sale .........................................          2,627            841
  Intangible assets, net .............................................................            483              9
  Deferred tax asset .................................................................             --            245
  Deposits ...........................................................................             49              9
                                                                                           ----------     ----------

       Total other assets ............................................................          3,159          1,140
                                                                                           ----------     ----------

       Total assets ..................................................................     $   20,675     $    8,572
                                                                                           ==========     ==========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses .............................................     $    3,023     $    2,158
   Current maturities of notes payable ...............................................            213            495
   Current deposit - non-refundable ..................................................             --              9
                                                                                           ----------     ----------

       Total current liabilities .....................................................          3,236          2,662

Notes payable, net of current maturities .............................................          1,298          1,402
                                                                                           ----------     ----------

       Total liabilities .............................................................          4,534          4,064

Commitments and contingencies ........................................................             --             --

Stockholders' Equity

   Preferred stock, $0.01 par value; authorized 4,500,000, none issued at December
     31, 2003; none authorized, none issued at December 31, 2002 .....................             --             --
   Common stock, $0.01 par value, 100,000,000 shares authorized, 14,179,882 issued and outstanding and 30,000,000 shares authorized, 3,750,000 issued and
     outstanding at December 31, 2003 and 2002, respectively .........................            142             37
   Additional paid-in capital ........................................................          6,173            414
   Retained earnings .................................................................          8,629          4,066
   Accumulated other comprehensive income:
     Net unrealized gain/(loss) on available-for-sale securities .....................          1,197             (9)
                                                                                           ----------     ----------

       Total stockholders' equity ....................................................         16,141          4,508
                                                                                           ----------     ----------

       Total liabilities and stockholders' equity ....................................     $   20,675     $    8,572
                                                                                           ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                               YDI WIRELESS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE YEARS ENDED
                      (In thousands, except per share data)

                                                                          YDI Wireless,         Young         Young Design,
                                                                               Inc.          Design, Inc.         Inc.
                                                                          -------------     -------------     -------------
                                                                                            December 31,
                                                                          -------------------------------------------------
                                                                               2003              2002              2001
                                                                          -------------     -------------     -------------

Revenues .............................................................    $      27,241     $      20,304     $      14,314

Cost of goods sold ...................................................           15,714            12,376             9,286
                                                                          -------------     -------------     -------------

    Gross profit .....................................................           11,527             7,928             5,028

Operating expenses:
    Selling costs ....................................................            2,204             2,366             2,322
    General and administrative .......................................            7,598             3,640             2,365
    Research and development .........................................            1,704               424               371
                                                                          -------------     -------------     -------------

       Total operating expenses ......................................           11,506             6,430             5,058
                                                                          -------------     -------------     -------------

Operating income (loss) ..............................................               21             1,498               (30)

Other income (expenses):
    Interest income ..................................................              128                22                56
    Interest expense .................................................             (149)             (131)             (173)
    Equity method loss from unconsolidated subsidiaries ..............               --              (181)              (44)
    Contract cancellation income .....................................               --               564                --
    Other income (expenses) ..........................................              117               (10)              207
                                                                          -------------     -------------     -------------

       Total other income (expenses) .................................               96               264                46
                                                                          -------------     -------------     -------------

Income before income taxes, extraordinary gain, cumulative
    effect of accounting change, and minority interests ..............              117             1,762                16

    Provision (benefit) for income taxes .............................              261               752               (78)
                                                                          -------------     -------------     -------------

Income (loss) before extraordinary gain, cumulative effect of
    accounting change, and minority interests ........................             (144)            1,010                94

Extraordinary gain (net of income taxes of $0) .......................            4,747                89                --

Cumulative effect of accounting change (net of income taxes of $0) ...               --               526                --
                                                                          -------------     -------------     -------------

Income before minority interests .....................................            4,603             1,625                94

    Minority interests in (gains) losses of subsidiaries .............               --               (63)               31
                                                                          -------------     -------------     -------------

Net income ...........................................................    $       4,603     $       1,562     $         125
                                                                          =============     =============     =============

Weighted average shares - basic ......................................       10,874,613         3,750,000         3,750,000
                                                                          =============     =============     =============
    EPS, basic
                                                                          $        0.42     $        0.42     $        0.03
                                                                          =============     =============     =============

Weighted average shares - diluted ....................................       11,144,827         3,750,000         3,750,000
                                                                          =============     =============     =============

    EPS, diluted .....................................................    $        0.41     $        0.42     $        0.03
                                                                          =============     =============     =============

Pro forma amounts assuming the new accounting method is applied retroactively:

Income (loss) before income taxes, extraordinary gain,
    cumulative effect of accounting change and minority
    interests ........................................................    $        (144)    $       1,010     $         (57)
                                                                          =============     =============     =============

Net income ...........................................................    $       4,603     $       1,123     $         565
                                                                          =============     =============     =============

Weighted average shares - basic ......................................       10,874,613         3,750,000         3,750,000
                                                                          =============     =============     =============
    EPS, basic
                                                                          $        0.42     $        0.30     $        0.15
                                                                          =============     =============     =============

Weighted average shares - diluted ....................................       11,144,827         3,750,000         3,750,000
                                                                          =============     =============     =============

    EPS, diluted .....................................................    $        0.41     $        0.30     $        0.15
                                                                          =============     =============     =============

   The accompanying notes are an integral part of these financial statements.

                               YDI WIRELESS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (in thousands, except share data)


                                                                                                        Accumulated
                                                Common Stock            Additional                         Other
                                        ---------------------------       Paid-in        Retained      Comprehensive
                                           Shares          Amount         Capital        Earnings      (Loss) Income       Total
                                        -----------     -----------     -----------     -----------    -------------    -----------

Balance at December 31, 2000 ........     3,826,531     $        38     $       403     $     2,429     $        --     $     2,870
                                        -----------     -----------     -----------     -----------     -----------     -----------
Purchase of Common Stock ............       (76,531)             (1)            (15)             --              --             (16)
Increase in equity from sale of
shares ..............................            --              --              46              --              --              46
Distributions to Merry Fields'
members .............................            --              --              --             (50)             --             (50)
Consolidation of Merry Fields as ....            --
    of January 1, 2001 ..............            --              --             (20)             --              --             (20)
 Comprehensive income:
   Net income .......................            --              --              --             125              --             125
   Unrealized gain on investments ...            --              --              --              --             (47)            (47)
                                        -----------     -----------     -----------     -----------     -----------     -----------
   Total comprehensive income .......            --              --              --             125             (47)             78
                                        -----------     -----------     -----------     -----------     -----------     -----------

Balances, December 31, 2001 .........     3,750,000     $        37     $       414     $     2,504     $       (47)    $     2,908
 Comprehensive income:
   Net income .......................            --              --              --           1,562              --           1,562
   Unrealized gain on investments ...            --              --              --              --              38              38
                                        -----------     -----------     -----------     -----------     -----------     -----------
   Total comprehensive income .......            --              --              --           1,562              38           1,600
                                        -----------     -----------     -----------     -----------     -----------     -----------

Balances, December 31, 2002 .........     3,750,000     $        37     $       414     $     4,066     $        (9)    $     4,508

Merger with Telaxis .................     9,792,180              98           3,665              --              --           3,763
Exercise of stock options and
  warrants ..........................       137,702               2             193              --              --             195
Issuance of common stock, net of
 costs ..............................       500,000               5           1,901              --              --           1,906
 Other ..............................            --              --              --             (40)             --             (40)
 Comprehensive income:
   Net income .......................            --              --              --           4,603              --           4,603
   Unrealized gain on investments ...            --              --              --              --           1,206           1,206
                                        -----------     -----------     -----------     -----------     -----------     -----------

    Total comprehensive income ......            --              --              --           4,603           1,206           5,809
                                        -----------     -----------     -----------     -----------     -----------     -----------

Balances, December 31, 2003 .........    14,179,882     $       142     $     6,173     $     8,629     $     1,197     $    16,141
                                        ===========     ===========     ===========     ===========     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                               YDI WIRELESS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED
                                 (in thousands)

                                                                              YDI Wireless,      Young        Young Design,
                                                                                  Inc.        Design, Inc.        Inc.
                                                                              -------------   ------------    -------------
                                                                                              December 31,
                                                                              ---------------------------------------------
                                                                                  2003            2002            2001
                                                                              -------------   ------------    -------------
Cash flows from operating activities:
   Net income ............................................................     $    4,603      $    1,562      $      125
     Depreciation and amortization .......................................            866             131             104
     Realized (gain) loss on trading and available-for-sale
     securities ..........................................................            (92)              4              (9)
     Equity method loss from unconsolidated subsidiaries .................             --             181              44
     Unrealized gain (loss) on sale of assets or trading securities ......             --              --             (43)
     Amortization of excess of acquired net assets over cost .............             --              --            (150)
     Cumulative effect of accounting change ..............................             --            (526)             --
     Deferred tax assets .................................................            387              --              --
     Deferred income tax .................................................             --             580             (78)
     Extraordinary gain ..................................................         (4,747)            (89)             --
     Changes in assets and liabilities affecting operations:
       Accounts receivable, net ..........................................           (825)           (805)            543
       Inventory .........................................................           (748)           (794)            851
       Deposits ..........................................................            (21)             (3)             (1)
       Prepaid expenses ..................................................            322            (432)             70
       Refundable income taxes ...........................................           (226)             --              --
       Intangible assets, net ............................................           (474)             --             (25)
       Accounts payable and accrued expenses .............................            865             886             413
       Income taxes payable ..............................................             --              --          (1,315)
       Contract deposit - nonrefundable ..................................             --            (551)             (8)
       Customer order deposits ...........................................              9              --            (114)
       Other .............................................................           (543)             --              --
       Minority interests ................................................             --              63             (31)
                                                                               ----------      ----------      ----------

            Net cash provided by (used in) operating activities ..........           (624)            207             376
                                                                               ----------      ----------      ----------

Cash flows from investing activities:
   Purchase of securities ................................................           (749)           (686)           (456)
   Purchase of property and equipment ....................................            (30)            (16)           (348)
   Sale of securities ....................................................            242              11             143
   Sale of property and equipment ........................................            150              --              47
   Cash received with purchase of Telaxis ................................          7,421              --              --
   Cash received with purchase of Zeus ...................................             --              --              38
   Cash received with consolidation of Merry Fields ......................             --              --              31
   Advances to affiliate .................................................             --              --             207
                                                                               ----------      ----------      ----------

       Net cash provided by (used in) investing activities ...............          7,034            (691)           (338)
                                                                               ----------      ----------      ----------

Cash flows from financing activities:
   Distributions to Merry Fields members .................................            (40)             --             (50)
   Exercise of stock options .............................................            195              --              --
   Issuance of common stock ..............................................          1,906              --              --
   Repurchase of common stock ............................................             --              --             (16)
   Repurchase of fractional shares .......................................            (38)             --              --
   Payment of security deposit ...........................................             --              --            (240)
   Issuance of notes payable .............................................            500           2,336             967
   Repayment of notes payable ............................................           (882)         (2,046)           (784)
                                                                               ----------      ----------      ----------

       Net cash provided by (used in) financing activities ...............          1,641             290            (123)
                                                                               ----------      ----------      ----------
Net increase (decrease) in cash ..........................................          8,051            (194)            (85)
Cash, beginning of period ................................................            939           1,133           1,218
                                                                               ----------      ----------      ----------

Cash, end of period ......................................................     $    8,990      $      939      $    1,133
                                                                               ==========      ==========      ==========

Supplemental disclosure of cash flow information:

   Cash paid for interest ................................................     $      149      $      130      $      173
                                                                               ==========      ==========      ==========

   Income taxes paid .....................................................     $       90      $      163      $    1,315
                                                                               ==========      ==========      ==========

   Assets acquired with liabilities in Zeus purchase .....................     $       --      $       --      $    1,643
                                                                               ==========      ==========      ==========

   Stock issued in Telaxis merger ........................................     $    3,763      $       --      $       --
                                                                               ==========      ==========      ==========

   Non-cash assets received with Merry Fields consolidation ..............     $       --      $       --      $    1,597
                                                                               ==========      ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                               YDI WIRELESS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization

      Young Design, Inc. ("Young Design") was incorporated under the laws of the Commonwealth of Virginia on February 28, 1986 to engage in the business of manufacturing and selling equipment for use in transmission of data access on a wireless basis. Young Design operates in one business segment. Young Design has its headquarters in Falls Church, Virginia.

      Go Wireless Data, Inc ("Go Wireless") was incorporated under the laws of the State of Delaware as of March 17, 2000 to engage in the business of the sale of equipment for the use in transmission of data and internet access on a wireless basis. On February 28, 2001 Go Wireless merged with Young Design and ceased operations as a separate company.

      Zeus Wireless, Inc. ("Zeus") was formed under the laws of the State of California. Zeus was a developer and manufacturer of 2.4 GHz transceivers providing mission critical wireless data connectivity. In May 2001, Young Design purchased ownership of 83.5% of the outstanding voting stock of Zeus for a nominal amount of cash. The acquisition has been accounted for under the purchase method. The assets and liabilities of Zeus on May 4, 2001 were as follows (in thousands):

         Cash .............................................     $ 31
         Deferred tax assets ..............................      896
         Inventory ........................................      586
         Non-cash assets ..................................      168
         Accounts payable and accrued expenses ............      379
         Nonrefundable contract deposit ...................      568
         Excess of acquired net assets over cost ..........     $677

      The consolidated statement of operations for 2001 includes the operations of Zeus from May 4, 2001 through December 31, 2001. The excess of acquired net assets over cost as of December 31, 2001 was $526,000 and was entirely written-off during 2002.

      In August 2002, a majority of Zeus' shareholders approved a reverse stock split of 1,500,000 to 1. In September 2002, Young Design paid cash for all fractional shares plus the remainder of common stock it did not own thus increasing its ownership to 100% of the outstanding voting stock of Zeus for a nominal amount of cash. The excess of acquired net assets over cost for the increase in ownership interest was approximately $89,000, and has been recorded as an extraordinary gain.

      Merry Fields, LLC ("Merry Fields") was formed by certain shareholders of Young Design under the laws of the State of Delaware on August 11, 2000. Merry Fields owns the property and land leased to Young Design for its principal operations. Young Design believes that because of this significant lease, it effectively controls Merry Fields. Therefore, in accordance with SFAS No. 94, Young Design consolidates the financial and operating results of Merry Fields into its financial statements.

      On April 1, 2003, Young Design completed a strategic combination transaction (the "combination") with Telaxis Communications Corporation ("Telaxis"), pursuant to a definitive strategic combination agreement. Pursuant to the terms of that agreement, Telaxis formed a subsidiary, WFWL Acquisition Subsidiary, that merged with and into Young Design and Telaxis issued new shares of its common stock to the stockholders of Young Design. As of the date of the combination, Telaxis was a Massachusetts corporation. On July 9, 2003, Telaxis reincorporated into Delaware and changed its name to YDI Wireless, Inc. ("YDI Wireless" or the "Company").

      For financial reporting purposes, Young Design was treated as the acquiring company and the transaction was accounted for as a reverse merger. Young Design had substantially more revenue (Telaxis had virtually no operating revenue). The financial statements contained herein are those of Young Design carried forward at historical cost.

2.    Summary of Significant Accounting Policies

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

      Principles of Consolidation

      The consolidated financial statements include the accounts of YDI Wireless and its wholly owned subsidiaries and also Merry Fields, a consolidated affiliate. The Company consolidates the financial statements of Merry Fields because the significant lease between the entities gives it effective control. All significant inter-company balances and transactions have been eliminated in consolidation.

      Asset Impairment

      The Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. The Company has evaluated all of its long-term legal obligations under certain leases and determined that it does not have any significant obligations upon the retirement of these obligations.

      Cash and Cash Equivalents

      The Company considers cash on hand, deposits in banks, money market accounts and investments with an original maturity of three months or less to be cash or cash equivalents.

      Investments

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Debt and Equity Securities", securities are classified into three categories: held-to-maturity, available-for-sale, and trading. Because the Company holds certain securities principally for the purpose of selling them in the near future, they are classified on the balance sheet as trading securities. As a result, the securities are carried at fair value and realized and unrealized gains and losses are included in the consolidated statements of operations. Securities available-for-sale are reported at fair value. Any unrealized gain or loss, net of applicable income taxes, is reported as a separate addition to or reduction from stockholders' equity as other comprehensive income. Investment income includes realized and unrealized gains and losses on investments, interest and dividends.

      Investments - Equity Method

      Investments in common stock, generally at privately held companies, are accounted for under the equity or cost method based on the Company's ownership interest and degree of control or influence. Generally, the Company uses the equity method when the Company's ownership interest is 20% or greater, unless the Company's control is temporary.

      Accounts Receivable

      The Company provides an allowance to account for amounts, if any, of its accounts receivable, which are considered uncollectible. The Company bases its assessment of the allowance for doubtful accounts on historical losses and current economic conditions. Accounts receivable are determined to be past due based on a contractual term of 30 days. The Company's accounts receivable are unsecured. The allowance for doubtful accounts was approximately $205,000 and $185,000 as of December 31, 2003 and 2002, respectively.

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

      Intangible Assets

      Intangible assets subject to amortization are substantially all associated with intellectual property. Amortization is computed using the straight-line method over three years, which is the estimated useful life, based on the Company's assessment of technological obsolescence, of the respective assets. Amortization expense for the years ended December 31, 2003, 2002, and 2001 totaled approximately $115,000, $11,000, and $5,000 respectively.

      Income Taxes

      The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. The principal differences are net operating loss carry forwards, start-up costs, property and equipment, nonrefundable contract deposits, allowance for doubtful accounts, inventory reserves, and negative goodwill related to acquisitions.

      Merry Fields is a limited liability company and is taxed as a partnership. Accordingly, for Merry Fields, items of income, deductions, expenses and credits pass through directly to its members and are reported on their tax returns.

      Revenue Recognition

      The Company recognizes revenue when a formal purchase commitment has been received, shipment has been made to the customer, collection is probable and, if contractually required, a customer's acceptance has been received.

      Excess of Acquired Net Assets Over Cost

      The excess of acquired net assets over cost, recognized in income in 2002, resulted from the acquisition of Zeus in 2001. The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets purchased and the liabilities assumed based on the estimated fair values at the date of the acquisition. The Company recognized $526,000 of excess acquired net assets over cost during 2002 in accordance with SFAS No. 142, "Goodwill and Other Intangibles."

      The excess of acquired net assets over cost, recognized in 2003, resulted from the acquisition of Telaxis. The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets purchased and the liabilities assumed based on the estimated fair values at the date of the acquisition. The Company recognized the entire $4,747,000 of excess acquired net assets over cost as other income in the second quarter 2003 in accordance with SFAS No. 142, "Goodwill and Other Intangibles" in conjunction with completing the acquisition on April 1, 2003.

      Research and Development

      Research and development costs are expensed as incurred.

      Stock based compensation

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company continues to account for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. APB No. 25 provides that compensation expense relative to a company's employee stock options is measured based on the intrinsic value of the stock options at the measurement date. Effective for interim periods beginning after December 15, 2002, SFAS No. 148 also requires disclosure of pro-forma results on a quarterly basis as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), but applied the intrinsic value method set forth in Accounting Principles Board Opinion No. 25. No compensation expense has been recognized in connection with options, as all options have been granted with an exercise price equal the fair value of the Company's common stock on the date of grant. The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions for 2003 and 2002: risk-free interest rate of 2.37% and 2.21%, expected life of 5 years, volatility 284% and 101% and dividend rate of zero percent, respectively. Using these assumptions, the fair value of the stock options granted in 2003 and 2002 was $0.96 and $1.21, respectively, which would be amortized as compensation expense over the vesting period of the options.

      If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income per share would have been changed to the pro forma amount indicated below:

(in thousands, except per share amounts)                             December 31,
                                                                 -------------------
                                                                   2003       2002
                                                                 --------   --------
Net Income attributable to common stockholders, as ...........   $  4,603   $  1,562
    reported:
Less:  Total stock based employee compensation expense
    determined under the fair value based method for all
    awards ...................................................      1,649        185
                                                                 --------   --------

Pro forma net income attributable to common stockholders .....   $  2,954   $  1,377
                                                                 ========   ========

Basic net income per common share, as reported ...............   $   0.42   $   0.42
                                                                 ========   ========
Basic net income per common share, pro forma .................   $   0.27   $   0.37
                                                                 ========   ========
Diluted net income per common share, as reported .............   $   0.41   $   0.42
                                                                 ========   ========
Diluted net income per common share, pro forma ...............   $   0.27   $   0.37
                                                                 ========   ========

      Advertising costs

      Advertising costs are expensed when incurred. Advertising expense totaled approximately $9,000, $23,000 and $30,000 for 2003, 2002 and 2001, respectively.

      Shipping and Handling Costs

      Shipping and handling are charged to customers and included in both revenue and costs of goods sold on the Consolidated Statement of Operations.

      Comprehensive Income

      The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." During the years ended December 31, 2003, 2002 and 2001, the Company had approximately $1,206,000, $38,000 and $(47,000), respectively, of unrealized gains (losses) on available-for-sale investments, net of income taxes of $0, $26,000 and $31,000.

      Corporate Structural Changes

      The number of shares and earnings per share has been restated to reflect the following splits.

      On July 9, 2003, Telaxis effected a reverse 1-for-100 split of its outstanding common stock, a forward 25-for-1 split of its common stock outstanding after the reverse stock split, the reincorporation of Telaxis from Massachusetts to Delaware, and the change of its corporate name to "YDI Wireless, Inc."

      No fractional shares were issued as a result of the reverse stock split. Fractional shares held by any stockholder with less than 100 shares in its account were cashed out at a price of $0.954 for each share outstanding before the reverse stock split, which is based on the average trading prices of the Company's common stock on the Over-the-Counter Bulletin Board for the 20 trading days ended on July 9, 2003. Due to this fractional share treatment, 39,976 pre-split shares were cancelled for approximately $38,000. The effect of the stock splits has been reflected for all periods presented.

      No fractional shares were issued as a result of the forward stock split. Any stockholder who was entitled to a fractional share after the forward stock split had that stockholder's holdings rounded up to the next whole share. The Company issued 96 shares to these shareholders in the aggregate.

      On December 8, 2003, the Company completed a private placement of 500,000 shares of Common Stock to a single accredited investor at $4.10 per share. The closing market price on the date of sale was $4.75. The net proceeds to the Company, after placement agent fees and expenses, were approximately $1,906,000.

      Fair value of Financial Instruments

      The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and notes payable approximate fair value. Investment securities are recorded at estimated fair vale based on quoted market prices where available.

      Recent Accounting Pronouncements

      In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The Interpretation states that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted the Interpretation on December 31, 2002 and included the debt of Merry Fields, LLC guaranteed by the Company in the consolidated financial statements.

      In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities". The Interpretation addresses consolidation by business enterprises of variable interest entities and provides guidance on the identification of variable interest entities that are subject to consolidation requirements by a business enterprise. A variable interest entity subject to consolidation requirements is an entity that does not have sufficient equity at risk to finance its operations without additional support from third parties and the equity investors in the entity lack certain characteristics of a controlling financial interest as defined in the guidance. The Company does not have any variable interest entities but does guarantee the debt of Merry Fields, LLC and due to the significant lease transaction believes it effectively controls Merry Fields, LLC. Accordingly, the Company consolidates the financial and operating results of Merry Fields, LLC. Currently the Company does not believe that adoption of FIN 46 will have an impact on its financial statements.

      In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends Statement 133 for decisions made by the Derivatives Implementation Group, in particular the meaning of an initial net investment, the meaning of underlying and characteristics of a derivative that contains financing components. Currently, the Company has no derivative financial instruments and, therefore, believes that adoption of the Statement will have no effect on its financial statements.

      In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement requires that the issuer classify certain instruments as liabilities, rather than equity, or so-called mezzanine equity. Currently, the Company has no financial instruments that come under the scope of the Statement and, therefore, believe that adoption of the new Statement will have no impact on its financial statements.

      In June 2001, the Financial Accounting Standards Board approved SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations. All business combinations in the scope of this statement will be accounted for using the purchase method of accounting. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001, and business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under this statement, goodwill will no longer be amortized but will be tested for impairment at least annually at the reporting unit level. Goodwill will be tested for impairment on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Intangible assets which remain subject to amortization will be reviewed for impairment in accordance with SFAS No. 142. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001.

      Due to SFAS No. 141, the Company recognized $526,000 as a result of this change of accounting principal in the 2002 consolidated financial statements for the unamortized balance of the excess of acquired net assets over cost.

3.    Inventory

          (in thousands)                                       December 31,
                                                           --------------------
                                                             2003        2002
                                                           --------    --------
          Raw Materials ................................   $    574    $    502
          Work in process ..............................         26           9
          Finished goods ...............................      2,734       2,051
                                                           --------    --------
                                                              3,334       2,562
          Allowance for excess and obsolescence ........       (200)       (176)
                                                           --------    --------
          Net Inventory ................................   $  3,134    $  2,386
                                                           ========    ========

4.    Investment Securities - Trading

      The Company holds the following investments classified as trading with a fair market value as follows as of December 31,:

          (in thousands)                                       2003       2002
                                                             --------   --------
          Equity securities ..............................   $     --   $      4
                                                             ========   ========

      The net gains (losses) on trading securities included in earnings are as follows:

          (in thousands)                           2003       2002        2001
                                                 --------   --------    --------
          Equity securities ..................   $     --   $     (4)   $      9
                                                 ========   ========    ========

      Proceeds from the sale of trading securities were $0, $11,000, and $143,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

5.    Investment Securities - Available-For-Sale

      As of December 31, 2003 and 2002, the Company owned 199,618 unregistered shares and 270,632 and 33,875, respectively, registered shares of Phazar Corporation. In addition, the Company owned 72,800 registered shares of RF Industries as of December 31, 2002.

      In September 2000, the Company purchased 2,000,000 shares of common stock in Spectrum Access, Inc. ("Spectrum"). In exchange for the shares, the Company granted the use of the Company's broadcasting space in the Falls Church tower, as well as providing selected equipment and training to Spectrum. As of December 31, 2003 and 2002, the Company's ownership interest of approximately 11 percent has been valued at $10,500.

                                                     December 31,
                                      ------------------------------------------
        (in thousands)                        2003                  2002
                                      --------------------  --------------------
                                                  Carrying              Carrying
                                      Cost Basis   Value    Cost Basis   Value
                                      ----------  --------  ----------  --------

        Fixed income ...............   $    600   $    609   $     --   $     --
        Spectrum ...................         10         10         10         10
        RF Industries ..............         --         --        145        153
        Phazar .....................        794      2,008        700        678
                                       --------   --------   --------   --------
                                       $  1,404   $  2,627   $    855   $    841
                                       ========   ========   ========   ========

      The net gains (losses) on available-for-sale securities included in earnings are as follows:

        (in thousands)                              2003       2002       2001
                                                  --------   --------   --------
        Equity securities ....................    $     92   $     --   $     --
                                                  ========   ========   ========

      Proceeds from the sale of available-for-sale securities were $242,000, $0, and $0 for the years ended December 31, 2003, 2002, and 2001, respectively.

6.    Investment in Unconsolidated Subsidiaries

      During 2002, the Company purchased an ownership interest of approximately 30% of "Excurro" and accounted for the investment under the equity method. This investment was fully written off during 2003.

        (in thousands)                              December 31,
                                      ------------------------------------------
                                              2003                  2002
                                      -------------------- ---------------------
                                                  Carrying              Carrying
                                      Cost Basis   Value    Cost Basis   Value
                                      ----------  --------  ----------  --------

        Excurro ...................    $     50   $     --   $     50   $     36
                                       ========   ========   ========   ========

7.    Property and Equipment

      Property and equipment consisted of the following (in thousands):

             (in thousands)                                    December 31,
                                                           --------------------
                                                             2003        2002
                                                           --------    --------
        Land ...........................................   $    521    $    521
        Building and improvements ......................      1,377       1,377
        Automobiles ....................................         22          37
        Furniture and equipment ........................         83          96
        Machinery and equipment ........................      2,600         133
                                                           --------    --------
                                                              4,603       2,164
               Less:  accumulated depreciation .........     (2,110)       (341)
                                                           --------    --------
        Property and equipment, net ....................   $  2,493    $  1,823
                                                           ========    ========

      Depreciation expense totaled approximately $752,000, $120,000, and $99,000, respectively for the periods ended December 31, 2003, 2002, and 2001.

8.    Income Taxes

        (in thousands)                                   December 31,
                                               --------------------------------
                                                 2003        2002        2001
                                               --------    --------    --------

        Current tax expense
            Federal ........................   $   (112)   $    145    $     --
            State ..........................        (14)         27          --
                                               --------    --------    --------
                                                   (126)        172          --
                                               --------    --------    --------
        Deferred tax expense (benefit)
            Federal ........................        344         489         (70)
            State ..........................         43          91          (8)
                                               --------    --------    --------
                                                    387         580         (78)
                                               --------    --------    --------
                                               $    261    $    752    $    (78)
                                               ========    ========    ========

      The components of the net deferred tax assets (liabilities) at December 31, 2002 and 2001 are as follows (in thousands):

                                                                 December 31,
                                                             -------------------
                                                               2003       2002
                                                             --------   --------
        Current net deferred tax assets (liabilities):

            Allowance for doubtful accounts ..............   $    135   $     70
            Inventory valuation allowance ................        132         67
            Unrealized loss on investments ...............         --          5
                                                             --------   --------
                                                                  267        142
        Valuation allowance ..............................       (267)        --
                                                             --------   --------
                                                             $     --   $    142
                                                             ========   ========

        Non-current net deferred tax assets (liabilities):
            Start up costs ...............................   $     --   $    118
            Net operating loss carry forward .............      2,006         --
            Depreciable assets ...........................       (130)       127
                                                             --------   --------
                                                                1,876        245
        Valuation allowance ..............................     (1,876)        --
                                                             --------   --------
                                                             $     --   $    245
                                                             ========   ========

      The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before income taxes, extraordinary gain, cumulative effect of accounting change and minority interests. The items causing this difference are as follows:

        (in thousands)                                        2003        2002        2001
                                                            --------    --------    --------
        Tax expense (benefit) at U.S. statutory rate ....   $     40    $    599    $      5
        State income taxes ..............................         (9)         70           1
        Equity method loss ..............................         --          69          17
        Amortization/recognition of negative goodwill ...         --          --         (57)
        Merry Fields, LLC income ........................        (49)        (28)        (13)
        Change in valuation allowance ...................        387          --          --
        Other permanent differences .....................       (108)         42         (31)
                                                            --------    --------    --------
        Provision (benefit) for income taxes ............   $    261    $    752    $    (78)
                                                            ========    ========    ========

      The income tax expense for the year ended December 31, 2003 primarily relates to the increase in the valuation allowance associated with the deferred tax assets since the Company cannot accurately predict when the Company will generate taxable income to utilize these assets. The income tax expense for the year ended December 31, 2002 relates primarily to effective marginal tax rate of 42%. The net operating losses available are from the Telaxis merger. The Company has approximately $3.0 million in net operating losses available through 2022.

9.    Notes Payable

      Notes payable consisted of the following at December 31:

      (in thousands)                                                         2003       2002
                                                                           --------   --------
        In May 2002, Young Design executed a $750,000 note payable with a financial institution related to the bulk purchase
        of inventory. The note was non-interest bearing and
        required four (4) calendar quarter payments of $187,500
        through June 30, 2003...........................................   $     --   $    375

        In May 2002, Merry Fields executed a loan consolidation
        and refinance agreement with a financial institution for a term loan of $1,565,374 collateralized by the building and land with a book value of $1,527,362 in Falls Church,
        Virginia. The loan requires monthly payments of $18,781
        consisting of principal and interest. The loan bears
        interest at 7.34% per annum and matures on May 31, 2012 ........      1,406      1,522

        In December 2003, the Company executed a $2.0 million line of credit with a financial  institution. This line of
        credit is collateralized  by a $2.0 million certificate of deposit. The line of credit bears interest at the prime
        rate and interest is due monthly ...............................         --         --

        Other ..........................................................        105         --
                                                                           --------   --------
                                                                              1,511      1,897
              Current portion ..........................................        213        495
                                                                           --------   --------
                                                                           $  1,298   $  1,402
                                                                           ========   ========

                       2004............... $    213
                       2005...............      113
                       2006...............      122
                       2007...............      133
                       2008...............      145
                       Thereafter.........      785
                                           --------
                                           $  1,511
                                           ========

10.   Commitments and Contingencies

      Leases

      The Company has various operating leases for equipment, office and production space. These leases generally provide for renewal or extension at market prices.

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

      Rent expense, excluding rent paid to Merry Fields, for the years ended December 31, 2003, 2002, and 2001 was approximately $463,000, $151,000, and
$160,000, respectively.

      Schedule of Commercial Commitments

      Aggregate maturities of the operating leases, exclusive of the Merry Fields lease, are as follows as of December 31, 2003.

                       2004..............  $    580
                       2005..............       429
                       2006..............       429
                       2007..............       258
                       2008..............       258
                       Thereafter........       258
                                           --------
                                           $  2,212
                                           ========

11.   401(k) - Retirement Plan

      The Company has a 401(k) retirement plan covering all employees who meet certain minimum eligibility requirements. Each year employees can elect to defer the lesser of 15% of earned compensation or the maximum amount permitted by the Internal Revenue Code. The Company makes contributions to the plan at its discretion. The Company made no contribution to the plan for the periods ended December 31, 2003, 2002, or 2001.

12.   Stock Holders Equity

      The warrant and option numbers shown in this footnote reflect the adjustments to those warrants and options due to the April 1, 2003 combination of Young Design and Telaxis and the reverse/forward stock splits effected on July 9, 2003.

Stock Warrants

      All warrants were issued by Telaxis in conjunction with several debt offerings prior to its initial public offering.

      During September 1996, Telaxis issued $3 million of debt and 429,525 warrants. The underlying debt all converted into Telaxis preferred stock in November 1997. Of the warrants issued, 367,470 remain outstanding as of December 31, 2003

      During 1999, Telaxis issued $2.4 million of debt and 103,995 warrants. The underlying debt was repaid or exchanged for shares of Telaxis preferred stock. Of the warrants issued, 23,949 remain outstanding as of December 31, 2003.

      The Company has issued warrants for its common stock as follows:

                                                     Warrants Outstanding
                                               -------------------------------
                                                   Number          Per Unit
                                                 of Shares      Exercise Right
                                               --------------   --------------

        Outstanding December 31, 2002 .......              --   $          --

             Telaxis warrants ...............         432,318   $ 2.08 - 8.64
             Warrants exercised .............          18,498   $ 2.08
             Warrants expired/canceled ......          22,401   $ 2.08 - 8.64
                                               --------------   -------------

        Outstanding December 31, 2003 .......         391,419   $ 2.08
                                               ==============   =============

                                                   Number of
                          Expiration Date          Warrants
                      -----------------------    -------------
                      September 2006.........       298,033
                      July 2007..............        93,386

Stock Options Issued

      The Company has stock option plans that provide for the granting of options to employees, directors, and consultants. The plans permit the granting of options to purchase a maximum of 1,397,543 shares of common stock at various prices and require that the options be exercisable at the prices and at the times as determined by the Board of Directors, not to exceed ten years from date of issuance. As of December 31, 2003, 627,814 options are available for issuance under these plans.

         A summary of the option activity is as follows:

                                                   Options Outstanding
                                            ---------------------------------
                                                Number           Per Share
                                              of Shares       Exercise Price
                                            --------------    ---------------

        Outstanding December 31, 2000                   --    $            --
             Options granted .............              --    $            --
             Options exercised ...........              --    $            --
             Options expired/canceled ....              --    $            --
                                            --------------    ---------------

        Outstanding December 31, 2001                   --    $            --
             Options granted .............         446,875    $ 1.60
             Options exercised ...........              --    $            --
             Options expired/canceled ....          (2,187)   $ 1.60
                                            --------------    ---------------


        Outstanding December 31, 2002              444,688    $ 1.60
             Telaxis options .............         699,695    $ 1.32 - 161.00
             Options granted .............          66,250    $ 0.92 - 5.30
             Options exercised ...........        (121,151)   $ 1.52 - 4.00
             Options expired/canceled ....        (319,753)   $ 1.60 - 161.00
                                            --------------    ---------------
        Outstanding December 31, 2003 ....         769,729    $ 0.92 - 161.00
                                            ==============    ===============

      A summary of the stock options outstanding and exercisable as of December 31, 2003 is as follows:

               Options Outstanding                    Options Exercisable
   ------------------------------------------     ---------------------------
                                    Weighted
                                     Average
      Weighted                      Remaining       Weighted
      Average         Number          Life           Average        Number
   Exercise Price   Outstanding      (years)      Exercise Price  Outstanding
   ------------------------------------------     ---------------------------

      $   1.59        268,069          4.4           $   1.59       192,464

      $   3.98        100,527          4.7           $   3.98       100,527

      $  10.00         43,750          5.6           $  10.00        38,750

      $  18.63         13,625          6.0           $  18.63        13,326

      $  50.40          8,043          6.0           $  50.40         8,043

      $ 161.00          2,691          6.3           $ 161.00         2,691

      $  29.43         27,975          6.5           $  29.43        26,531

      $ 123.07          6,743          6.6           $ 123.07         6,743

      $   5.66         58,571          7.1           $   5.66        46,044

      $   2.12        190,485          7.5           $   2.12       183,492

      $   4.28         11,750          7.6           $   4.28        11,750

      $   0.95         37,500          9.3           $   0.95        29,166

13.   Earnings per share:

                                                                                          December 31,
                                                                        ------------------------------------------------
                                                                            2003              2002              2001
                                                                        ------------      ------------      ------------
        Numerator (in thousands)
          Income (loss) before extraordinary item and change
          in accounting ..........................................      $       (144)     $        947      $        125
                                                                        ============      ============      ============

          Extraordinary item and change in accounting ............             4,747               615                --
                                                                        ============      ============      ============

          Net income..............................................      $      4,603      $      1,562      $        125
                                                                        ============      ============      ============

        Denominator - weighted average shares:

          Denominator for basic earnings per share ...............        10,874,613         3,750,000         3,750,000

          Dilutive effect of stock options .......................           270,214                --                --
                                                                        ------------      ------------      ------------

          Denominator for diluted earnings per share .............        11,144,827         3,750,000         3,750,000
                                                                        ============      ============      ============

          Basic earnings (loss) per share before extraordinary
          item and change in accounting ..........................      $      (0.01)     $       0.25      $       0.03
                                                                        ============      ============      ============

          Diluted earnings (loss) per share before
          extraordinary item and change in accounting ............      $      (0.01)     $       0.25      $       0.03
                                                                        ============      ============      ============

          Basic - Extraordinary item and change in
          accounting .............................................      $       0.43      $       0.17      $         --
                                                                        ============      ============      ============

          Diluted - Extraordinary item and change in
          accounting .............................................      $       0.42      $       0.17      $         --
                                                                        ============      ============      ============

          Basic earnings per share ...............................      $       0.42      $       0.42      $       0.03
                                                                        ============      ============      ============

          Diluted earnings per share .............................      $       0.41      $       0.42      $       0.03
                                                                        ============      ============      ============

14.   Concentrations

      The Company maintains its cash, cash equivalent, and restricted cash balances in several banks. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per bank. At December 31, 2003, and 2002, the uninsured portion totaled approximately $8.8 million and $839,000, respectively.

      As of December 31, 2002, accounts receivable from two customers totaled approximately $477,000, which represents 28% of total accounts receivable. As of December 31, 2003, no customers owed more than 10% of the total accounts receivable.

      During the years ended December 31, 2003, 2002, and 2001, no customers accounted for more than 10% of sales.

      For the years ended December 31, 2003, 2002, and 2001 sales to customers outside of the United States and Canada accounted for approximately 16%, 10%, and 5%, respectively. The Company has no assets or employees located outside of the United States.

                                                       % of Company Sales
                                                 -----------------------------
                     Region                        2003      2002       2001
   --------------------------------------------  --------  --------   --------

   North America (US and Canada) ..............     84%       90%       95%

   Latin America (Mexico, Central, South
     America, and Caribbean) ..................      7%        4%        2%

   Asia Pacific (China, Taiwan, Japan, other
     Pacific territories, Australia, New
     Zealand) .................................      2%        1%        0%

   Europe (Western, Eastern, Russia) ..........      3%        2%        1%

   Middle East and Africa (a.k.a. E.M.E.A.) ...      4%        3%        2%

15.   Acquisition

      The following describes the acquisition of Telaxis by Young Design completed on April 1, 2003.

      On April 1, 2003, Young Design merged with Telaxis. For financial reporting purposes, Young Design was treated as the acquiring company and the transaction was accounted for as a reverse merger. Young Design had substantially more assets and revenue (Telaxis had virtually no operating revenue). Young Design merged with Telaxis for various strategic reasons including the fact that Telaxis was a publicly traded vehicle providing a potential source of capital and liquidity. For accounting purposes, Young Design is treated as the acquirer since it was the larger of the two entities and had significantly greater operating revenue.

      The cost of the April 1, 2003 acquisition consisted of 9,792,180 shares of common stock valued at $8.4 million and acquisition costs of approximately $0.2 million. On April 1, 2003, Telaxis had net assets with a fair market value of $8.4 million and the Telaxis shares outstanding had a market price of $3.7 million. Accounting for the transaction as a reverse merger resulted in an excess of net assets over cost of $4.7 million. The assets and liabilities of Telaxis were recorded at fair value under the purchase method of accounting. The valuation of the stock was based on the average closing price for the five days preceding the acquisition.

      Unaudited pro forma results of operations for the two years ended December 31, 2003 and 2002 are included below. Such pro forma information assumes that the above acquisition had occurred as of January 1, 2003 and 2002, respectively. This summary is not necessarily indicative of what the Company's results of operations would have been if the Company had been a combined entity during such periods, nor does it purport to represent results of operations for any future periods.

      (in thousands)                                   (unaudited)
                                                       December 31,
                                                --------------------------
                                                   2003            2002
                                                ----------      ----------
      Revenue ...............................   $   27,246      $   20,357
      Net loss ..............................   $   (2,464)     $  (10,902)
                                                ==========      ==========
        Net loss per common share - basic
          and diluted .......................   $    (0.22)     $    (1.38)
                                                ==========      ==========

      Telaxis condensed Balance Sheet at fair market value.

               (in thousands)                    April 1, 2003
                                                 -------------
               Cash and cash equivalents ....     $    7,421
               Inventory ....................             36
               Property and equipment .......          1,955
               Other assets .................            426
               Liabilities ..................         (1,166)
                                                  ----------
               Net assets acquired ..........     $    8,672
                                                  ==========

16.   Quarterly Financial Data (unaudited)

                                                              Quarter

                                                (in thousands, except per share data)
-----------------------------------------------------------------------------------------
2003                                         First       Second       Third       Fourth
-----------------------------------------   --------    --------    --------     --------
Revenue ................................    $  6,436    $  7,229    $  8,029     $  5,547
Gross profit ...........................       1,998       2,268       4,288        2,973
Net income .............................         106       3,615         628          254
Basic earnings per share ...............        0.03        0.27        0.05         0.02
Diluted earnings per share .............    $   0.03    $   0.25    $   0.04     $   0.02
                                            --------    --------    --------     --------

                                                              Quarter

                                                (in thousands, except per share data)
-----------------------------------------------------------------------------------------
2002                                         First       Second       Third       Fourth
-----------------------------------------   --------    --------    --------     --------
Revenue ................................    $  5,010    $  4,870    $  5,139     $  5,285
Gross profit ...........................       1,723       1,694       1,920        2,591
Net income (loss) ......................         158         359          (4)       1,049
Basic and diluted earnings per share ...    $   0.04    $   0.10    $   0.00     $   0.28
                                            --------    --------    --------     --------

      Earnings per share calculations for each of the quarters are based on the weighted average shares outstanding for each period. The sum of the quarters may not necessarily be equal to the full year earnings per share amounts.

17.   Contingencies

      During the period from June 12 to September 13, 2001, four purported securities class action lawsuits were filed against Telaxis in the U.S. District Court for the Southern District of New York, Katz v. Telaxis Communications Corporation et al., Kucera v. Telaxis Communications Corporation et al., Paquette v. Telaxis Communications Corporation et al., and Inglis v. Telaxis Communications Corporation et al. The lawsuits also named one or more of the underwriters in the Telaxis initial public offering and certain of its officers and directors. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint which supersedes the individual complaints originally filed. The amended complaint alleges, among other things, violations of the registration and antifraud provisions of the federal securities laws due to alleged statements in and omissions from the Telaxis initial public offering registration statement concerning the underwriters' alleged activities in connection with the underwriting of Telaxis' shares to the public. The amended complaint seeks, among other things, unspecified damages and costs associated with the litigation. These lawsuits have been assigned along with, we understand, approximately 1,000 other lawsuits making substantially similar allegations against approximately 300 other publicly-traded companies and their public offering underwriters to a single federal judge in the U.S. District Court for the Southern District of New York for consolidated pre-trial purposes. The Company believes the claims against it are without merit and have defended the litigation vigorously. The litigation process is inherently uncertain, however, and there can be no assurance that the outcome of these claims will be favorable.

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

      In June 2003, the Company elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. This decision was made by a special independent committee of the Company's board of directors. The Company understands that a large majority of the other issuer defendants have also elected to participate in this settlement. If ultimately approved by the court, this proposed settlement would result in a dismissal, with prejudice, of all claims in the litigation against the Company and against the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants. The proposed settlement provides that the insurers of the participating issuer defendants will guarantee that the plaintiffs in the cases brought against the participating issuer defendants will recover at least $1 billion. This means there will be no monetary obligation to the plaintiffs if they recover $1 billion or more from the underwriter defendants. In addition, the Company and the other participating issuer defendants will be required to assign to the plaintiffs certain claims that the participating issuer defendants may have against the underwriters of their IPOs.

      The proposed settlement contemplates that any amounts necessary to fund the guarantee contained in the settlement or settlement-related expenses would come from participating issuers' directors and officers liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer's insurance coverage were insufficient to pay that issuer's allocable share of the settlement costs. Therefore, the potential exposure of each participating issuer defendant should decrease as the number of participating issuer defendants increases. The Company currently expects that its insurance proceeds will be sufficient for these purposes and that it will not otherwise be required to contribute to the proposed settlement.

      Consummation of the proposed settlement is conditioned upon, among other things, negotiating, executing, and filing with the court final settlement documents and final approval by the court. If the proposed settlement described above is not consummated, the Company intends to continue to defend the litigation vigorously. Moreover, if the proposed settlement is not consummated, the Company believes that the underwriters may have an obligation to indemnify the Company for the legal fees and other costs of defending these suits. While there can be no assurance as to the ultimate outcome of these proceedings, the Company currently believes that the final result of these actions will have no material effect on the Company's consolidated financial condition, results of operations, or cash flows.

18.   Proposed Merger

      On October 31, 2003 YDI signed a definitive merger agreement to acquire Phazar Corp (Nasdaq:ANTP). Under the terms of the agreement, Phazar stockholders will receive 1.2 shares of YDI common stock for each share of Phazar common stock. This exchange ratio will not be adjusted for changes in the price of either YDI common stock or Phazar common stock. Based on shares currently outstanding, YDI stockholders would own approximately 87% of the combined entity and Phazar stockholders would own approximately 13%. One member of Phazar's board of directors will join YDI's board of directors. The agreement is subject to the approval of Phazar shareholders and other conditions set forth in the merger agreement. YDI expects to complete the acquisition prior to March 31, 2004.

               Report of Independent Certified Public Accountants
                         On Financial Statement Schedule

YDI Wireless, Inc.

The audit referred to in our report to YDI Wireless, Inc. dated January 23, 2004 which is contained in Item 8 of this Form 10-K, includes the audit of the financial statement schedule listed in the accompanying index for the period ended December 31, 2003. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion of the financial statement schedule based on our audit.

In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

Bethesda, Maryland
January 23, 2004

                                   Schedule II

                              Valuation Allowances

              For the years ended December 31, 2003, 2002 and 2001

                                 (in thousands)

                                                 Balance at                                Balance at
                                               the beginning                               the end of
                                                 of period    Additions     Deductions     the period
                                               -------------  ----------    ----------     ----------

December 31, 2001:
  Allowance for uncollectible accounts ....      $       --   $       71    $       --     $       71
  Inventory allowance .....................              89          175            --            264
  Deferred tax allowance ..................              --           --            --             --
                                                 ----------   ----------    ----------     ----------

December 31, 2002:
  Allowance for uncollectible accounts ....      $       71   $      384    $     (270)    $      185
  Inventory allowance .....................             264           11           (99)           176
  Deferred tax allowance ..................              --           --            --             --
                                                 ----------   ----------    ----------     ----------

December 31, 2003:
  Allowance for uncollectible accounts ....      $      185   $      544    $     (524)    $      205
  Inventory allowance .....................             176           24            --            200
  Deferred tax allowance ..................              --        2,143            --          2,143
                                                 ----------   ----------    ----------     ----------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Our financial statements for the fiscal years ended December 31, 2001 and 2002 were audited by Hoffman, Fitzgerald & Snyder, P.C. ("HFS"). On April 2, 2003, HFS was dismissed as our independent auditor upon the recommendation of our Audit Committee. The reports of HFS on the financial statements of Young Design, Inc. for the years ended December 31, 2001 and 2002 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or application of accounting principles. During the years ended December 31, 2001 and 2002 and through April 2, 2003, there were no disagreements with HFS on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of HFS, would have caused them to make reference thereto in their report on the financial statements for such years, and there were no "reportable events" as described in Item 304 of Regulation S-K. We have requested that HFS furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter dated February 19, 2004 is filed as
Exhibit 16.1 to this Form 10-K.

      On May 1, 2003, the Audit Committee of our Board of Directors engaged the independent certified public accounting firm of BDO Seidman, L.L.P. as our independent auditors for the fiscal year ending December 31, 2003.

Item 9A. Controls and Procedures.

      Evaluation of disclosure controls and procedures

      Based on their evaluation as of December 31, 2003, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of that date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC's rules and forms.

      Changes in internal control over financial reporting

      There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      Our directors and executive officers, their ages as of February 13, 2004, and their positions and backgrounds are as follows:

Name                            Age    Position
----                            ---    --------
Carol B. Armitage...........    46     Chairperson of the Board of Directors
Robert E. Fitzgerald........    39     Chief Executive Officer and Director
Michael F. Young............    52     President, Chief Technical Officer, and Director
Gordon D. Poole.............    39     Vice President - Sales West and Director
Patrick L. Milton...........    55     Chief Financial Officer and Treasurer
David L. Renauld............    38     Vice President, Legal and Corporate Affairs, and Secretary
Ralph Peluso................    53     Director
Daniel A. Saginario.........    60     Director
Robert A. Wiedemer..........    45     Director

      The principal occupations of each of our directors and executive officers for at least the last five years are as follows:

      Carol B. Armitage has been Chairperson of our board of directors since April 2003 and a director since October 2000. Since January 1998, she has been a consultant to companies involved in broadband communications. From September 1995 to December 1997, she served in several senior management roles at General Instrument, where her last position was as Senior Vice President, Technology and Strategy. From 1979 to September 1995, she held various engineering and management positions at Bell Laboratories, including Director in the wideband access division. Ms. Armitage holds a B.S. in electrical engineering from the University of Delaware and an M.S. in electrical engineering from Princeton University.

      Robert E. Fitzgerald has been our Chief Executive Officer and a director since April 2003. He was Chief Executive Officer and a director of Young Design, Inc. from March 1999 to April 2003. From July 1998 to February 1999, Mr. Fitzgerald was an attorney with the law firm of Greenberg Traurig. Prior to that, he was an attorney with the law firm of Ginsburg, Feldman & Bress. He holds a B.A. in economics from the University of California - Los Angeles and a J.D. from the University of California - Los Angeles School of Law.

      Michael F. Young has been our President, Chief Technical Officer, and a director since April 2003. He was President, Chief Technical Officer, and a director of Young Design from when it was incorporated in February 1986 to April 2003. Before starting Young Design, Mr. Young was an officer in the United States Army Signal Corps and left the service at the rank of Captain. He holds a bachelors degree in electrical engineering from the Polytechnic Institute of Brooklyn and a masters degree in radio and television broadcasting from Brooklyn College.

      Gordon D. Poole has been our Vice President - Sales West and a director since April 2003. He was Vice President - Sales West and a director of Young Design from April 2001 to April 2003. From March 2000 to April 2001, he was President of Go Wireless Data Inc., a subsidiary of Young Design that was a wireless distribution company. Prior to that, he was in law school. He holds a B.A. in political science from San Jose State University and a J.D. from Santa Clara University.

      Patrick L. Milton has been our Chief Financial Officer and Treasurer since April 2003. He was Chief Financial Officer and Treasurer of Young Design from April 2002 to April 2003. From March 1999 to April 2002, he was Chief Financial Officer of ioWave, Inc., a manufacturer of point-to-point wireless equipment. From January 1998 to March 1999, he was Chief Financial Officer and Senior Vice President of Operations for Net-Tel Corp., a competitive local exchange carrier and long distance telephone service provider. Mr. Milton holds a B.B.A. in Accounting and an M.B.A. from the University of Wisconsin-Whitewater.

      David L. Renauld has been our Vice President, Legal and Corporate Affairs and Secretary since November 1999. He was our Clerk from May 1999 until July 2003. From January 1997 to November 1999, he was an attorney with Mirick, O'Connell, DeMallie & Lougee, LLP, a law firm in Worcester, Massachusetts. From September 1991 to December 1996, he was an attorney with Richards, Layton & Finger, a law firm in Wilmington, Delaware. Mr. Renauld holds a B.A. in mathematics/arts from Siena College and a J.D. from Cornell University.

      Ralph Peluso has been a director since January 2004. Since November 2003, he has been a partner at D Partners, LLC, a management consulting firm. From January 2002 to November 2003, he was an independent consultant. From June 2000 to December 2001, he held senior management positions at stox.com, a developer of online tools for the financial services market, where his last positions were Chairman and Chief Executive Officer. From November 1999 to June 2000, Mr. Peluso served as an independent director of stox.com. From May 1997 to June 2000, Mr. Peluso served as Chief Financial Officer of LightSpeed International, a venture-backed telecommunications and inter-networking software firm, and was instrumental in the sale of that company to Cisco Systems. From 1993 to 1997, Mr. Peluso served as Vice President of Finance and Business Development for Winstar Wireless, the primary operating subsidiary of Winstar Communications, where he played a significant role in structuring major financing arrangements for Winstar. Mr. Peluso also spent over fifteen years at MCI Communications in various positions including as a Vice President. Mr. Peluso received both an M.B.A. in Finance and a B.S. in Accounting from the City University of New York.

      Daniel A. Saginario has been a director since April 2003. From January 2000 until February 2003, he was Chief Executive Officer, President, and a director of ioWave, Inc. From January 1998 to January 2000, he was President of the Global Network Solutions division of L-3 Communications, a multi-billion dollar public company specializing in the supply of military technology. Mr. Saginario also spent over thirty years in various positions at NYNEX (now Verizon), where his positions included President of NYNEX Interactive Information Services Company, a holding company managing certain of NYNEX's investments, and Corporate Director - Strategic Planning & Corporate Development. Mr. Saginario holds a B.B.A. from Baruch College and an M.B.A from Pace University.

      Robert A. Wiedemer has been a director since December 2003. Since February 2002, he has been Managing Partner of Business Valuation Center, a company he co-founded that is focused on the valuation of private, middle-market companies throughout the United States. From June 2000 until January 2002, he held various positions at Pricesaroundtheworld.com, an Internet-based price research services firm, where he was promoted from Chief Financial Officer to Chief Executive Officer. From October 1998 until May 2000, he was Managing Partner of The Netfire Group, a financial and marketing consulting firm. From October 1993 until September 1998, he co-founded and served as Chief Executive Officer of a NASDAQ-listed electronic publishing company, Imark Technologies. Mr. Wiedemer holds a Masters Degree in Marketing from the University of Wisconsin - Madison.

      Each member of our board of directors is elected each year at the annual meeting of stockholders for a one-year term of office. Our executive officers named above are elected annually by the directors and serve at the discretion of the directors. There are no family relationships among our directors and executive officers.

Committees of the Board of Directors

      We have a standing Audit Committee, Compensation Committee, and Nominating Committee, each of which was established by the board of directors.

      The members of our Audit Committee are Mr. Peluso (Chair), Ms. Armitage, Mr. Saginario, and Mr. Wiedemer. The Audit Committee selects and engages our independent auditors, reviews and evaluates our audit and control functions, reviews the results and scope of the audit and other services provided by our independent auditors, and performs such other duties as may from time to time be determined by the board of directors. The Board of Directors has determined that each of Mr. Peluso, Mr. Saginario, and Mr. Wiedemer is an "audit committee financial expert" as defined in Item 401(h) of Regulation S-K. Each of Mr. Peluso, Mr. Wiedemer, Ms. Armitage, and Mr. Saginario is an "independent director" as defined in Rule 4200 of the Marketplace Rules of the National Association of Securities Dealers, Inc.

      The members of our Compensation Committee are Mr. Saginario (Chair), Ms. Armitage, and Mr. Peluso. The Compensation Committee reviews the compensation and benefits of our executive officers, recommends and approves stock option grants under our stock option plans (a shared power with the full board of directors), makes recommendations to the board of directors regarding compensation matters, and performs such other duties as may from time to time be determined by the board of directors.

      The members of our Nominating Committee are Ms. Armitage (Chair), Mr. Wiedemer, and Mr. Saginario. The Nominating Committee recommends candidates for membership on the board of directors based on committee-established guidelines, consults with the Chairperson of the Board on committee assignments, considers candidates for the board of directors proposed by stockholders, and performs such other duties as may from time to time be determined by the board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than ten percent of our common stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Each Reporting Person is required by SEC regulation to furnish us with copies of these Section 16(a) reports. Based on our records and other information, we believe that all of these filing requirements were met with respect to our last fiscal year (which ended on December 31, 2003) except that Ms. Armitage was late in reporting a grant of options to her in June 2003 and Mr. Wiedemer was late in filing his initial statement of beneficial ownership of our securities which was due in December 2003.

Code of Ethics

      We have adopted a statement of business conduct and code of ethics that applies to all of our directors, officers, and employees, including our principal executive officer, principal financial officer, and principal accounting officer and controller. This statement and code is being filed as an exhibit to this Form 10-K. We expect to post this statement and code on our website (http://www.ydi.com) in the near future.

Item 11. Executive Compensation.

      Summary Compensation. The following table summarizes the compensation earned for services rendered to us in all capacities during 2003 by our current Chief Executive Officer and our other current executive officers as well as another individual who served as our Chief Executive Officer for a portion of 2003. We refer to these executives as our "named executive officers" elsewhere in this Form 10-K.

                           Summary Compensation Table
                            For 2001, 2002, and 2003

                                                                                         Long-Term
                                                                                        Compensation
                                                           Annual Compensation             Awards
                                                   ----------------------------------  --------------
                                                                         Other Annual    Securities      All Other
            Name and                               Salary      Bonus     Compensation    Underlying     Compensation
       Principal Position                 Year       ($)        ($)           ($)      Options (#)(a)        ($)
--------------------------------------    ----     -------    -------    ------------  --------------   ------------
Robert E. Fitzgerald(b) ..............    2003     250,000    100,000          --              --          6,810(c)
  Chief Executive Officer                 2002     250,000    100,000          --          41,250          6,810(c)
                                          2001     183,333     50,000          --              --          6,810(c)

Michael F. Young(d) ..................    2003     150,000     60,000          --              --          2,550(e)
   President and Chief Technical          2002     150,000    100,000          --          33,750          2,350(e)
   Officer                                2001     125,000     50,000          --              --          2,100(e)

Gordon D. Poole(f) ...................    2003     156,672         --          --              --             --
   Vice President - Sales West            2002     126,582         --          --          31,250             --
                                          2001      77,832        538          --              --             --

Patrick L. Milton(g) .................    2003     128,077     10,000          --              --             --
   Chief Financial Officer and            2002      80,769         --          --          15,625             --
   Treasurer

David L. Renauld .....................    2003     153,774         --          --          25,000            109(h)
   Vice President, Legal and              2002     153,774         --          --           2,500          3,499(i)
   Corporate Affairs and Secretary        2001     153,774         --          --          25,000          3,571(j)

John L. Youngblood(k) ................    2003      72,500         --          --              --        211,000(l)
   Former President and Chief             2002     255,216         --          --              --          3,730(m)
   Executive Officer                      2001     255,216         --          --          25,000          3,738(n)

----------
(a) For Messrs. Fitzgerald, Young, Poole, and Milton, the options shown in this column were initially options to purchase shares of Young Design common stock that were converted into options to purchase shares of our common stock in connection with the combination of Young Design and Telaxis in April 2003.

(b) Mr. Fitzgerald became our Chief Executive Officer in April 2003. Amounts shown for periods before that date are amounts Mr. Fitzgerald earned in his similar position with Young Design.

(c)   Represents health insurance premiums paid by YDI.

(d) Mr. Young became our President and Chief Technical Officer in April 2003. Amounts shown for periods before that date are amounts Mr. Young earned in his similar positions with Young Design.

(e)   Represents health insurance reimbursements paid by YDI.

(f) Mr. Poole became our Vice President - Sales West in April 2003. Amounts shown for periods before that date are amounts Mr. Poole earned in his similar position with Young Design.

(g) Mr. Milton became our Chief Financial Officer and Treasurer in April 2003. Amounts shown for periods before that date are amounts Mr. Milton earned in his similar position with Young Design.

(h)   Represents premiums on term life insurance paid by YDI.

(i) Represents matching amounts of $2,500 contributed by YDI to a defined contribution plan for Mr. Renauld, premiums on term life insurance of $225 paid by YDI, and reimbursement of tax return preparation expenses of $774.

(j) Represents matching amounts of $2,500 contributed by YDI to a defined contribution plan for Mr. Renauld, premiums on term life insurance of $224 paid by YDI, and reimbursement of tax return preparation expenses of $847.

(k)   Mr. Youngblood was our President and Chief Executive Officer until April
      2003.

(l) Represents amounts paid to Mr. Youngblood in connection with his termination of employment following the combination of Young Design and Telaxis in April 2003.

(m) Represents matching amounts of $2,500 contributed by YDI to a defined contribution plan for Mr. Youngblood, premiums on term life insurance of $445 paid by YDI, and reimbursement of tax return preparation expenses of $785.

(n) Represents matching amounts of $2,500 contributed by YDI to a defined contribution plan for Mr. Youngblood, premiums on term life insurance of $443 paid by YDI, and reimbursement of tax return preparation expenses of $795.

      Option Grants in 2003. The following table provides information regarding all options granted to our named executive officers in 2003. Amounts reported in the last two columns of the table represent hypothetical values that the holder could realize by exercising the options immediately before their expiration, assuming the value of our common stock appreciates at the specified compounded annual rates over the terms of the options.

These numbers are calculated based on the SEC's rules and do not represent our estimate of future stock price growth. Actual gains, if any, on stock option exercises and common stock holdings will depend on the timing of exercise and the future performance of our common stock. We may not achieve the rates of appreciation assumed in this table, and our named executive officers may not receive the calculated amounts. This table does not take into account any appreciation or depreciation in the price of our common stock from the date of grant to the current date. The values shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise.

                              Option Grants in 2003

                                                Individual Grants
                              -----------------------------------------------------           Potential
                                                                                         Realizable Value at
                                                                                             Assumed Annual
                              Number of       Percent of                                 Rates of Stock Price
                              Securities    Total Options                                  Appreciation for
                              Underlying      Granted to     Exercise                         Option Term
                               Options       Employees in     Price      Expiration    ------------------------
          Name                Granted (#)   Fiscal Year (%)  ($/Share)      Date         5% ($)        10% ($)
-------------------------     -----------   ---------------  ---------   ----------    ----------    ----------
Robert E. Fitzgerald ....            --            --            --            --            --            --
Michael F. Young ........            --            --            --            --            --            --
Gordon D. Poole .........            --            --            --            --            --            --
Patrick L. Milton .......            --            --            --            --            --            --
David L. Renauld ........        25,000         66.67          0.96        4/2/13        15,093        38,250
John L. Youngblood ......            --            --            --            --            --            --

      All options were granted at fair market value on the date of grant as determined by our board of directors. The board of directors determined the fair market value of our common stock based on the trading value of our stock on the date of grant.

      These options were fully vested on the date of grant and terminate on the earlier of:

      o two years after the date of the executive's death or disability or the date of termination of the executive's employment, or

      o     10 years from the date of grant.

      In addition, if the executive voluntarily terminates his employment with us on or before April 1, 2004 and receives severance payments as contemplated by his employment agreement in effect at that time, these options will terminate immediately upon his termination of employment and the executive must surrender to us any shares of our common stock received upon exercise of these options upon payment by us of the original exercise price paid for those shares.

      Fiscal Year-End Option Values. The following table provides information regarding stock options exercised in 2003 and the value of all unexercised options held by our named executive officers at the end of 2003. The value realized upon the exercise of options is based on the last sale prices of the common stock on the respective dates of exercise, as reported by the OTC Bulletin Board, less the applicable option exercise prices. The value of unexercised in-the-money options represents the difference between the fair market value of our common stock on December 31, 2003 ($5.45 per share) and the option exercise price, multiplied by the number of shares underlying the option.

                        2003 Aggregated Option Exercises
                        and Fiscal Year-End Option Values

                                                          Number of Shares of Common
                                                         Stock Underlying Unexercised     Value of Unexercised
                                                                 Options at              In-the-Money Options at
                                                             Fiscal Year-End (#)           Fiscal Year-End ($)
                              Shares                     ----------------------------  ---------------------------
                            Acquired on       Value
         Name               Exercise (#)   Realized ($)   Exercisable  Unexercisable   Exercisable   Unexercisable
-------------------------   ------------   ------------   -----------  -------------   -----------   -------------
Robert E. Fitzgerald ....         --             --         30,937         10,313        119,107         39,705
Michael F. Young ........         --             --         25,312          8,438         97,451         32,486
Gordon D. Poole .........         --             --         23,437          7,813         90,232         30,080
Patrick L. Milton .......         --             --         11,718          3,907         45,114         15,042
David L. Renauld ........      3,500          9,305         69,536          1,003        189,673             --
John L. Youngblood ......         --             --         95,900             --        142,156             --

Employment Agreements and Change-of-Control Provisions

      We have substantially similar employment agreements with each of Messrs. Fitzgerald and Young. The agreements were entered into in March 1999. The employment agreements had an original term of one year and renew automatically on an annual basis, provided that neither party has provided notice of non-renewal to the other at least 30 days before the scheduled expiration date. The annual base salary for both Messrs. Fitzgerald and Young was initially set at $90,000 subject to adjustment by our Board of Directors. In 2003, the annual base salaries were $250,000 and $150,000, respectively. In addition, Messrs. Fitzgerald and Young are entitled to receive bonuses as determined by our Board of Directors and to receive a car allowance of $300 per month. At times, Messrs. Fitzgerald and Young have used a company car in lieu of receiving this allowance.

      Messrs. Fitzgerald and Young may be entitled to receive severance benefits after termination of employment depending on the circumstances under which employment terminates. If we terminate either of their employment for cause or the employee terminates the employment agreement for no reason, the employee will not be entitled to severance benefits. The employee will be entitled to severance benefits if we terminate the agreement for reasons other than cause or if the employee terminates the agreement due to our uncured breach. In those situations, the employee is entitled to a severance payment equal to the average level of annual compensation paid to the employee in the last five years, including base salary and bonus. In addition, we must maintain the employee's benefits (or provide substantially similar alternative benefits) until the earlier of the expiration of the remaining term of the employment agreement or provision of substantially equivalent benefits by another employer. There is no requirement on the employee to mitigate these benefits by seeking other employment.

      Each of Mr. Fitzgerald and Mr. Young agreed, for a period of two years after termination of employment, to not engage in any activities competitive to us, to not solicit the rendering of services to any of our customers, and to not hire any of our employees. To facilitate enforcement of these provisions, the employee must provide us with notice of any proposed new employment and we have the right to direct the employee not to accept that employment so long as we have reasonable grounds for that direction.

      Messrs. Fitzgerald and Young also agreed to treat all of our non-public information confidentially and to return all of our business information and other property to us in the event of their termination.

      We have an employment agreement with Mr. Renauld. The employment agreement had an original term of 24 months and renews automatically on a quarterly basis, provided that the agreement has not terminated before the renewal date. The annual compensation for Mr. Renauld was initially set at an annual base salary in the amount of $153,774. Under his original agreement, Mr. Renauld was entitled to an annual car allowance of $7,800.

      Mr. Renauld is entitled to receive severance payments for either eleven months or twenty-four months after termination of his employment depending on the circumstances under which his employment terminates. If we terminate his employment for cause, he will not be entitled to severance payments. He will be entitled to eleven months of severance if his employment is involuntarily terminated for reasons other than cause or if he terminates his employment for good reason, as defined in the employment agreement, after a change of control of YDI. The maximum 24-month severance period will apply only if we terminate his employment without cause after YDI undergoes a "change of control" that was not approved by a majority of our board of directors. A "change of control" is defined in the employment agreement to include the completion of a merger or consolidation of YDI with any other entity (other than a merger or consolidation in which YDI is the surviving entity and is owned at least 50% collectively by persons who were stockholders of YDI before the transaction), the sale of substantially all of YDI's assets to another entity, any transaction that results in a person or group holding 50% or more of the combined voting power of YDI's outstanding securities, or changes to YDI's board of directors that result in the persons who were either directors on the date of the employment agreement or their nominated successors no longer comprising a majority of the board. The full amount of the severance payment would be paid on the last day of employment. There is no provision reducing severance payments by amounts earned by him at subsequent employment or for us to continue to provide benefits (or cash in lieu thereof) to him for any period following termination of employment. Mr. Renauld also agreed to provide consultation and advice to us for a period of up to three months following termination of his employment.

      The employment agreement also contains additional provisions stating that Mr. Renauld's last day of employment will be established either by us upon thirty days notice to him or by Mr. Renauld upon thirty days notice to us. However the date is set, the termination will be treated as an involuntary termination by us without cause entitling Mr. Renauld to the separation benefits specified in his employment agreement, as amended; provided, however, to be entitled to the separation benefits, Mr. Renauld could only establish a last day of employment of May 31, 2003 or later.

      Following the completion of our business combination with Young Design in April 2003, our board of directors approved the terms of an amended employment agreement with Mr. Renauld. Under the terms approved by the board, Mr. Renauld would continue in his current role with his current salary (which may be adjusted in the future). He would no longer receive his annual car allowance. Mr. Renauld would be entitled to receive severance under similar circumstances as contemplated under his current agreement, but the amount of severance would be eleven months of base salary. In addition, for a period of one year after the closing of our business combination with Young Design, Mr. Renauld would be entitled to receive a declining amount of severance if he terminates his employment voluntarily without good reason. The severance payment would initially equal nine months' base salary and would be reduced by one month's base salary for each two months that Mr. Renauld remains with us after the completion of the business combination, such that he would receive a severance payment of only four months' base salary if he voluntarily terminates his employment without good reason in the last two months of the one-year period. On April 2, 2003, our board granted Mr. Renauld a stock option to purchase 25,000 shares of our common stock at an exercise price of $0.96 per share, the fair market value of our common stock on that date. This option will terminate if Mr. Renauld voluntarily terminates his employment without good cause in the one-year period described above and receives the severance payment described above. We have not yet executed an amended employment agreement with Mr. Renauld reflecting the foregoing terms.

      Under his stock option agreements, a large portion of the unvested options held by Mr. Renauld vested and became immediately exercisable upon the completion of the transaction with Young Design in April 2003.

      In December 2000, we entered into a new employment agreement with Dr. John
L. Youngblood having substantially similar terms as the agreement with Mr. Renauld prior to April 2003 (other than position and salary). Dr. Youngblood's annual base salary was $255,216. This employment agreement was terminated in connection with Dr. Youngblood leaving our employment in April 2003. See Item 13
- Material Relationships and Related Transactions below.

Director Compensation

      Our compensation policy for directors contemplates the following compensation:

      o     an $11,000 annual retainer for serving on the board

      o     a $6,500 annual retainer for serving as chairperson of the board

      o a $5,000 annual retainer for serving as chairperson of the audit committee of the board

      o a $2,500 annual retainer for serving as a member of the audit committee of the board

      o a $1,500 annual retainer for serving as chairperson of the compensation committee of the board

      o a $500 annual retainer for serving as chairperson of the nominating committee of the board

      o at a minimum, the following rights to acquire shares of our common stock:

            o for each new non-employee director elected or appointed to the board, a non-qualified stock option to purchase 12,500 shares of our common stock that vests in three equal annual installments beginning on the date of grant

            o for each incumbent non-employee director, a fully vested, non-qualified stock option to purchase 3,750 shares of our common stock granted immediately following each annual meeting of stockholders, as long as the director has served at least one complete year before the date of the annual meeting and continues to serve as a director after the meeting

      In April 2003, we granted an option to purchase 12,500 shares of our common stock at $0.92 per share to Mr. Saginario. In June 2003, we granted an option to purchase 3,750 shares of our common stock at $4.00 per share to Ms. Armitage. In December 2003, we granted an option to purchase 12,500 shares of our common stock at $5.30 per share to Mr. Wiedemer. In January 2004, we granted an option to purchase 12,500 shares of our common stock at $5.45 per share to Mr. Peluso. All of these grants were in accordance with this standard policy.

      YDI will also reimburse its non-employee directors for reasonable expenses incurred in attending meetings of the board of directors and its committees.

Compensation Committee Interlocks and Insider Participation

      From January 2003 until April 2003, our board of directors had a compensation committee consisting of four directors - Drs. Albert E. Paladino and John L. Youngblood and Mr. Allan M. Doyle, Jr. and Ms. Armitage. Dr. Youngblood, who was then our President and Chief Executive Officer, served as a member of our compensation committee during that period. Dr. Youngblood participated in discussions regarding the compensation of our executive officers that occurred during that period. As described under Item 13 - Certain Relationships and Related Transactions below, Dr. Youngblood ceased being our President and Chief Executive Officer in April 2003 and signed a settlement agreement with us in connection with that cessation.

      From April 2003 until December 2003, our board of directors had a compensation committee consisting of two directors - Mr. Saginario and Ms. Armitage.

      None of our executive officers served as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of YDI's board of directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The following table provides information regarding the beneficial ownership of our outstanding common stock by:

      o each person or group that we know owns more than 5% of our common stock,

      o     each of our directors,

      o     each of our named executive officers, and

      o all of our current directors and named executive officers as a group.

      All amounts in this table are as of February 13, 2004 unless otherwise noted.

      Beneficial ownership is determined under rules of the SEC and includes shares over which the beneficial owner exercises voting or investment power. The percentage beneficially owned by each person is based upon 14,243,145 shares of our common stock outstanding on February 13, 2004. Shares of common stock that we may issue upon the exercise of options currently exercisable or exercisable within 60 days of February 13, 2004 are deemed outstanding for purposes of computing the percentage ownership of the person holding the options but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as otherwise indicated, we believe the beneficial owners of our common stock listed below, based on information furnished by them, have sole voting and investment power over the number of shares listed opposite their names. The address for each 5% stockholder is 8000 Lee Highway, Falls Church, VA 22042.

                                              Shares Issuable      Number of Shares
                                            pursuant to Options   Beneficially Owned
                                             Exercisable within  (Including the Number      Percentage
                                                60 days of        of Shares shown in         of Shares
Name of Beneficial Owner                     February 13, 2004     the first column)        Outstanding
----------------------------------------     ------------------- ---------------------    ---------------
Concorde Equity, LLC(1) ................               --              5,165,817                 36.3%
Robert E. Fitzgerald(1) ................           30,937              5,196,754                 36.4
Michael F. Young .......................           25,312              4,234,495                 29.7
Carol B. Armitage(2) ...................            9,563                 13,501                    *
Gordon D. Poole ........................           23,437                 23,887                    *
Patrick L. Milton ......................           11,718                 13,718                    *
David L. Renauld(3) ....................           70,083                 73,708                    *
Ralph Peluso ...........................            4,166                  4,166                    *
Daniel A. Saginario ....................            4,166                  6,666                    *
Robert A. Wiedemer .....................            4,166                  4,241                    *
John L. Youngblood(4) ..................           95,900                121,730                    *
All current executive officers and
   directors as a group (9 persons)  ...          183,548              9,571,136                 66.3

----------
*     Less than 1%.

(1) Mr. Fitzgerald is President and Managing Member of Concorde Equity. Mr. Fitzgerald has the sole power to vote or direct the vote, and the sole power to dispose or direct the disposition of, the shares beneficially owned by Concorde Equity. Mr. Fitzgerald disclaims beneficial ownership of the shares beneficially held by Concorde Equity, except to the extent of his pecuniary interest in those shares.

(2) Ms. Armitage has joint ownership and shared voting and investment power with her husband of 2,000 shares of our common stock.

(3) Mr. Renauld has joint ownership and shared voting and investment power with his wife of 1,250 shares of our common stock.

(4) Based on information available to us at the time of Mr. Youngblood's departure.

      For information about our equity compensation plans, see Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities above.

Item 13. Certain Relationships and Related Transactions

      Stephen L. Ward's last day of employment with us was in January 2003. Mr. Ward had been our Executive Vice President Marketing and Sales. In January 2003, we entered into a letter agreement with Mr. Ward that terminated his employment agreement that had been signed in July 2001 and that specified the terms for Mr. Ward's separation from service. Mr. Ward received a separation payment of $131,252 (an amount equal to seven months of his base salary) which was paid shortly after his last day of employment. His employment agreement had provided for separation payments in an amount equal to twelve months of his base salary payable over twelve months. We also agreed to make the payments to continue Mr. Ward's health and dental benefits under COBRA through August 31, 2003. Mr. Ward's rights under his stock option agreements remained unchanged. Mr. Ward provided a general release to us and agreed to comply with confidentiality, insider trading, non-solicitation, and non-competition provisions.

      In January 2003, we amended the employment agreement of Mr. Renauld. The January 2003 amendments specify that Mr. Renauld's last day of employment will be established either by us upon thirty days notice to him or by Mr. Renauld upon thirty days notice to us. However the date is set, the termination will be treated as an involuntary termination by us without cause entitling Mr. Renauld to the separation benefits specified in his employment agreement, as amended; provided, however, to be entitled to the separation benefits, Mr. Renauld could only establish a last day of employment of May 31, 2003 or later. A summary of Mr. Renauld's employment terms is set forth in Item 11 - Executive Compensation, Employment Agreements and Change-of-Control Provisions.

      Also in January 2003, we amended the employment agreement of Dennis C. Stempel, who was our Senior Vice President, Finance and Operations, Chief Financial Officer, and Treasurer at the time. The terms of the amendment were substantively similar to the terms of the amendment to Mr. Renauld's agreement described in the first paragraph of this section but Mr. Stempel could only establish a last day of employment of March 31, 2003 or later. Mr. Stempel's last day of employment with us was in April 2003. In September 2003, we entered into a separation agreement with Mr. Stempel that specified the terms for Mr. Stempel's separation from service. Mr. Stempel received a separation payment of $115,000. Mr. Stempel provided us with a broad release of claims, and we provided him with a release from any claim based on his separation and separation benefits. Mr. Stempel's rights under his stock option agreements remained unchanged.

      In 2003, Mr. Stempel exercised stock options to receive an aggregate of 39,000 shares of our common stock and received an aggregate value of $63,175 upon the exercise of these stock options. This amount of value realized upon the exercise of options is based on the last sale prices of our common stock on the respective dates of exercise, as reported by the OTC Bulletin Board, less the applicable option exercise prices. This calculated value received may be different from the actual value received by Mr. Stempel.

      In January 2003, we amended certain stock option agreements of John L. Youngblood, our President and Chief Executive Officer at the time, and Kenneth
R. Wood, our Vice President Engineering at the time. These amendments increased the post-termination exercise period for certain options from three months to two years. These amendments also increased the number of unvested options that would be accelerated upon a change of control of our company. All of the affected stock options had exercise prices higher than the market price of our common stock on the dates of the amendments. The following table summarizes the changes made by the amendments based on options vested as of April 1, 2003.

-------------------------------------------------------------------------------------------------
  Name of Employee         Number of Additional Stock Options      Number of Stock Options with
                              That Would Accelerate upon a       Post-Termination Exercise Period
                                   Change in Control                   Extended to Two Years
-------------------------------------------------------------------------------------------------
John L. Youngblood                        4,688                               76,508
-------------------------------------------------------------------------------------------------
Kenneth R. Wood                           5,518                               29,168
-------------------------------------------------------------------------------------------------

      Dr. Youngblood's last day of employment with us was in April 2003. In October 2003, we entered into a separation agreement with Dr. Youngblood that specified the terms for Dr. Youngblood's separation from service. Dr. Youngblood received a separation payment of $150,000. Dr. Youngblood provided us with a broad release of claims, and we provided him with a release from any claim based on his separation and separation benefits. Dr. Youngblood's rights under his stock option agreements remained unchanged.

      We completed a strategic combination transaction with Young Design on April 1, 2003. Effective April 2003, YDI entered into indemnification agreements with Messrs. Fitzgerald, Poole, Milton, Saginario, and Young. The terms of these agreements are substantially the same as the indemnification agreements we previously entered into with our other directors and officers. These agreements contain provisions that are, in some respects, broader than the specific indemnification provisions contained in the applicable corporate law and in our by-laws. In general, the indemnification agreements may require us:

      o to indemnify our directors and officers against liabilities that may arise due to their status or service as officers or directors, other than liabilities that may arise with respect to any matter as to which the person seeking indemnification is adjudicated not to have acted in good faith in the reasonable belief that their action was in the best interest of YDI; and

      o to advance their expenses incurred as a result of any proceeding against them as to which they may be entitled to indemnification.

      In addition, we currently maintain a policy for directors' and officers' insurance.

      As a result of our transaction with Young Design, we acquired the lease for Young Design's headquarters facilities in Falls Church, Virginia, which is leased from Merry Fields, LLC, a Delaware limited liability company. Merry Fields is wholly-owned by Concorde Equity and Michael F. Young. Concorde Equity is an investment company controlled by Robert E. Fitzgerald, a board member and our Chief Executive Officer. The annual lease amount is approximately $263,000, subject to a three percent annual increase. The lease expires on December 31, 2010. Merry Fields acquired the facility in 2000 using proceeds from a bank loan. Young Design guaranteed that bank loan, which as of December 31, 2003 had an outstanding principal amount of approximately $1,406,000 and an interest rate of 7.34%. As part of the transaction between Young Design and us, Concorde Equity and Mr. Young agreed to indemnify Young Design and us if Young Design has to pay any money under that guarantee.

Item 14. Principal Accountant Fees and Services

      The following is a summary of the fees billed to us by BDO Seidman LLP for professional services rendered for the fiscal year ended December 31, 2003 and by Hoffman, Fitzgerald & Snyder, P.C. for professional services rendered for the fiscal year ended December 31, 2002:

             Fee Category          Fiscal 2003 Fees   Fiscal 2002 Fees
      -------------------------    ----------------   ----------------

      Audit Fees ..............       $   91,000         $   30,000
      Audit-Related Fees ......               --                 --
      Tax Fees ................               --             10,000
      All Other Fees ..........               --                 --
                                      ----------         ----------
      Total Fees ..............       $   91,000         $   40,000

      Audit Fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by BDO Seidman LLP and Hoffman, Fitzgerald & Snyder, P.C. in connection with statutory and regulatory filings or engagements.

      Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees." In both fiscal 2003 and fiscal 2002, there were none of these fees.

      Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

      All Other Fees. Consists of fees for products and services other than the services reported above. In both fiscal 2003 and fiscal 2002, there were none of these fees.

      Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

      The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

      No audit-related fees, tax fees, and all other fees were approved by our Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

            3. Exhibits

      See Index of Exhibits.

      (b) Reports on Form 8-K

      On October 21, 2003, we filed a report on Form 8-K to report a press release relating to the earnings announcement for the third quarter ending September 30, 2003.

      On November 5, 2003, we filed a report on Form 8-K to report that we had signed an agreement to merge with Phazar Corp.

      On December 10, 2003, we filed a report on Form 8-K to report that we had issued 500,000 shares of our common stock in a private placement to a single accredited investor.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, YDI Wireless has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        YDI WIRELESS, INC.

                                        By:       /s/ Robert E. Fitzgerald
                                            ------------------------------------
                                                    Robert E. Fitzgerald,
                                                   Chief Executive Officer

Date: February 20, 2004

      Each person whose signature appears below hereby constitutes and appoints Robert E. Fitzgerald and Patrick L. Milton his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his own name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing as he could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of YDI Wireless and in the capacities and on the dates indicated.

            Signature                               Title                             Date
            ---------                               -----                             ----

  /s/ Robert E. Fitzgerald           Chief Executive Officer and Director
-------------------------------      (principal executive officer)              February 20, 2004
  Robert E. Fitzgerald


  /s/ Patrick L. Milton              Chief Financial Officer and Treasurer
-------------------------------      (principal financial and accounting
  Patrick L. Milton                  officer)                                   February 20, 2004


  /s/ Carol B. Armitage              Chairperson of the Board of Directors      February 20, 2004
-------------------------------
  Carol B. Armitage


  /s/ Ralph Peluso                   Director                                   February 20, 20044
-------------------------------
  Ralph Peluso


  /s/ Gordon D. Poole                Director                                   February 20, 2004
-------------------------------
  Gordon D. Poole


  /s/ Daniel A. Saginario            Director                                   February 20, 2004
-------------------------------
  Daniel A. Saginario


  /s/ Robert A. Wiedemer             Director                                   February 20, 2004
-------------------------------
  Robert A. Wiedemer


  /s/ Michael F. Young               Director                                   February 20, 2004
-------------------------------
  Michael F. Young

                                INDEX OF EXHIBITS

    Exhibit
     Number                        Description of Document

      2.1 Agreement and Plan of Merger by and among the Registrant, Stun Acquisition Corporation, and Phazar Corp dated as of October 30, 2003 (1)

      3.1 Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on May 5, 2003 (2)

      3.2 Certificate of Merger of Telaxis Communications Corporation with and into YDI Wireless, Inc. as filed with the Delaware Secretary of State on July 7, 2003 (2)

      3.3         By-laws of the Registrant (2)

      4.1 Form of certificate evidencing ownership of common stock of the Registrant (2)

      4.2 Rights Agreement by and between the Registrant and Registrar and Transfer Company, as Rights Agent dated as of May 18, 2001
                  (3)

      4.3 Amendment No. 1 to Rights Agreement by and between the Registrant and Registrar and Transfer Company, as Rights Agent dated as of September 9, 2002 (4)

      4.4 Amendment No. 2 to Rights Agreement by and between the Registrant and Registrar and Transfer Company, as Rights Agent dated as of March 17, 2003 (5)

      4.5 Amendment No. 3 to Rights Agreement by and between the Registrant and Registrar and Transfer Company, as Rights Agent dated as of May 15, 2003 (6)

      10.1*       Incentive Stock Option Plan of 1986 of the Registrant (7)

      10.2*       1987 Stock Plan of the Registrant (7)

      10.3*       1988 Stock Plan of the Registrant (7)

      10.4*       1996 Stock Plan of the Registrant (7)

      10.5*       1997 Stock Plan of the Registrant (7)

      10.6*       1999 Stock Plan of the Registrant (7)

      10.7*       2001 Nonqualified Stock Plan of the Registrant (8)

      10.8*       Young Design, Inc. 2002 Stock Incentive Plan (9)

      10.9* Form of Indemnification Agreement, a substantially similar version of which was entered between the Registrant and each of its officers and directors (10)

      10.10 Agreement and Plan of Merger by and between Telaxis Communications Corporation and Young Design, Inc. dated as of March 17, 2003 (5)

      10.11 Agreement and Plan of Merger and Reincorporation by and between Telaxis Communications Corporation and YDI Wireless, Inc. dated as of June 23, 2003 (11)

      10.12* Employment Agreement by and between Young Design, Inc. and Robert E. Fitzgerald dated as of March 1, 1999 (6)

      10.13* Employment Agreement by and between Young Design, Inc. and Michael F. Young dated as of March 1, 1999 (6)

      10.14* Employment Agreement by and between the Registrant and John L. Youngblood dated as of December 19, 2000 (12)

      10.15* Amendment 1 to Employment Agreement by and between the Registrant and John L. Youngblood dated as of January 24, 2003
                  (13)

      10.16* Separation Agreement and General Release by and between the Registrant and John L. Youngblood dated October 1, 2003 (14)

     Exhibit
      Number                       Description of Document

      10.17*      Employment Agreement by and between the Registrant and Dennis
                  C. Stempel dated as of December 19, 2000 (12)

      10.18* Amendment 1 to Employment Agreement by and between the Registrant and Dennis C. Stempel dated as of August 29, 2002
                  (15)

      10.19* Amendment 2 to Employment Agreement by and between the Registrant and Dennis C. Stempel dated as of January 24, 2003
                  (13)

      10.20* Separation Agreement and General Release by and between the Registrant and Dennis C. Stempel dated September 15, 2003 (14)

      10.21*      Employment Agreement by and between the Registrant and David
                  L. Renauld dated as of December 19, 2000 (12)

      10.22* Amendment 1 to Employment Agreement by and between the Registrant and David L. Renauld dated as of August 29, 2002
                  (15)

      10.23* Amendment 2 to Employment Agreement by and between the Registrant and David L. Renauld dated as of January 24, 2003
                  (13)

      10.24*      Employment Agreement by and between the Registrant and Kenneth
                  R. Wood dated as of December 19, 2000 (12)

      10.25* Amendment 1 to Employment Agreement by and between the Registrant and Kenneth R. Wood dated as of January 24, 2003
                  (13)

      10.26*      Employment Agreement by and between the Registrant and Stephen
                  L. Ward dated as of July 17, 2001 (8)

      10.27* Letter agreement by and between the Registrant and Stephen L. Ward dated January 9, 2003 (13)

      10.28 Lease Agreement by and between Young Design, Inc. and Merry Fields, LLC dated as of August 24, 2000 (6)

      10.29 Lease by and between the Registrant and O'Leary-Vincunas LLC dated November 1, 2000 (12)

      10.30 First Amendment to Lease by and between the Registrant and O'Leary-Vincunas LLC dated January 20, 2003 (13)

      10.31 Indemnification Agreement by and among the Registrant, Merry Fields, LLC, Concorde Equity, LLC, and Michael F. Young dated as of March 17, 2003 (5)

      10.32 Fourth Amended and Restated Registration Rights Agreement dated September 17, 1999 (16)

      10.33 Registration Rights Agreement by and between the Registrant and Boston Federal Savings Bank dated August 20, 1999 (7)

      10.34 Purchase Agreement by and between the Registrant and Massachusetts Technology Development Corporation dated June 1988 (16)

      10.35 First Amendment to the Purchase Agreement by and between the Registrant and Massachusetts Technology Development Corporation dated December 28, 1988 (17)

      10.36 Second Amendment to the Purchase Agreement by and between the Registrant and Massachusetts Technology Development Corporation dated June 17, 1999 (17)

      10.37 Stock Purchase Agreement by and between the Registrant and MTB Investment Advisors, Inc. dated as of December 5, 2003 (18)

      14.1        Statement of Business Conduct and Code of Ethics of the
                  Registrant

      16.1 Letter from Hoffman, Fitzgerald & Snyder, P.C. to the Securities and Exchange Commission, dated February 19, 2004

      21.1        Subsidiaries of the Registrant

      23.1        Consent of BDO Seidman, L.L.P., Independent Accountants

     Exhibit
     Number                        Description of Document

      23.2        Consent of Hoffman, Fitzgerald & Snyder, P.C., Independent
                  Accountants

      31.1        Certification of Chief Executive Officer Pursuant to Rule
                  13a-14(a)

      31.2        Certification of Chief Financial Officer Pursuant to Rule
                  13a-14(a)

      32.1 Certification Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of
                  Section 1350 of Chapter 63 of Title 18 of the United States
                  Code)

      99.1 Investor Agreement by and between the Registrant and Concorde Equity, LLC dated as of March 17, 2003 (5)

      99.2        Investor Agreement by and between the Registrant and Michael
                  F. Young dated as of March 17, 2003 (5)

----------
All non-marked exhibits listed above are filed herewith.

*     Management contract or compensatory plan.

(1) Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on November 5, 2003.

(2) Incorporated herein by reference to the same-numbered exhibit to Form 10-Q filed with the SEC on August 14, 2003.

(3) Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on May 21, 2001.

(4) Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on September 12, 2002.

(5) Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on March 20, 2003.

(6) Incorporated herein by reference to the exhibits to Form 10-Q filed with the SEC on August 14, 2003.

(7) Incorporated herein by reference to the exhibits to Form S-1 filed with the SEC on September 27, 1999 (File No. 333-87885).

(8) Incorporated herein by reference to the exhibits to Form 10-Q filed with the SEC on August 10, 2001.

(9) Incorporated herein by reference to the exhibits to Form S-8 filed with the SEC on April 11, 2003 (File No. 333-104481).

(10) Incorporated herein by reference to the exhibits to Form 10-Q filed with the Commission on November 14, 2000.

(11) Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on July 16, 2003.

(12) Incorporated herein by reference to the exhibits to Form 10-K filed with the SEC on March 28, 2001.

(13) Incorporated herein by reference to the exhibits to Form 10-K filed with the SEC on March 31, 2003.

(14) Incorporated herein by reference to the exhibits to Form 10-Q filed with the SEC on November 10, 2003.

(15) Incorporated herein by reference to the exhibits to Form 10-Q filed with the SEC on November 14, 2002.

(16) Incorporated herein by reference to the exhibits to Amendment No. 1 to Form S-1 filed with the SEC on October 15, 1999 (File No. 333-87885).

(17) Incorporated herein by reference to the exhibits to Amendment No. 2 to Form S-1 filed with the SEC on December 21, 1999 (File No. 333-87885).

(18) Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on December 10, 2003.