Form 10-Q/A
period 2003-06-30
YDI WIRELESS INC
filed 2004-03-25
CIK 712511

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------
                                   FORM 10-Q/A

                                 Amendment No. 1
                             ----------------------

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

================================================================================

                                EXPLANATORY NOTE

Overview

      This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 initially filed with the Securities and Exchange Commission ("SEC") on August 14, 2003 (the "Originally Filed 10-Q") is being filed to reflect restatements of the following financial statements, all of which are unaudited except as otherwise noted: consolidated balance sheets of YDI Wireless, Inc. ("YDI") as of June 30, 2003 and of Young Design, Inc. ("Young Design") as of December 31, 2002 (audited); consolidated statements of operations for the three and six month periods ended June 30, 2003 (for YDI) and 2002 (for Young Design); consolidated statement of changes in stockholders' equity for the six month period ended June 30, 2003 for YDI; and consolidated statement of cash flows for the six month period ended June 30, 2003 (for YDI) and 2002 (for Young Design). Corresponding revisions have been made in this Amendment No. 1 to other portions of the Originally Filed 10-Q.

Summary of Revisions

      In general, these restatements reflect non-cash revisions in the accounting for the combination of Young Design, Inc. ("Young Design") and Telaxis Communications Corporation ("Telaxis") that occurred in April 2003. The accounting for this transaction is complicated by the different legal and accounting treatments of the transaction. From a legal perspective, Telaxis was the acquiring company, Young Design became a wholly-owned subsidiary of Telaxis, and Telaxis issued shares of its common stock to the former YDI stockholders. However, from an accounting perspective, the combination was a reverse merger in which Young Design was the acquiring company due to the former Young Design stockholders owning approximately 70% of the combined company and other reasons.

      Some changes reflected in this Amendment No. 1 result from the different treatment of the former Telaxis property and equipment that had been included in the $3.21 million of property and equipment formerly shown on our June 30, 2003 balance sheet. Upon further consideration, that Telaxis amount has been split into two categories - assets held for sale and property and equipment. The estimated fair market value of the assets held for sale is now reflected on our June 30, 2003 balance sheet as a current asset. The remaining Telaxis property and equipment has been written off in accordance with SFAS No. 141 and the negative goodwill associated with the combination reduced by a corresponding amount. Because the assets were either reclassified as held for sale or written off, the assets are not being depreciated and previously recorded depreciation amounts have been reversed. The net change in operating results for the quarter and year to date was an increase of $386,000. The net change in overall net income for the quarter and year to date was a decrease of $83,000.

      Other changes result from a change in the calculation of weighted average shares of common stock outstanding. Previously, that calculation for fiscal year 2003 started with the 4,177,078 shares of stock held by the Telaxis stockholders on January 1, 2003 and added the 9,375,000 shares issued to the former YDI stockholders in April 2003. To better reflect the reverse merger of Young Design and Telaxis, the starting share count has been revised to be the 9,375,000 shares of common stock held by the former Young Design stockholders with the 4,177,078 shares originally held by the Telaxis stockholders being added to the outstanding share count in April 2003. Given these accounting changes, YDI's weighted average shares outstanding in 2003 has increased. For the three months ending June 30, 2003, the effect was insignificant for basic earnings per share. For the six months ending June 30, 2003, the effect was an increase of YDI's weighted average shares outstanding to approximately 11.4 million from 5.9 million with a corresponding decrease in earnings per share.

      Also, the effects of the reverse/forward stock split we implemented in July 2003 have been reflected in the revisions to the Originally Filed 10-Q contained in this Amendment No. 1.

Amendments Made in this Amendment No. 1 and Other Documents

      This Amendment No. 1 amends and restates Items 1, 2, and 4 of Part I and
Item 6 of Part II of the Originally Filed 10-Q and, except for such items and Exhibits 31.1, 31.2, and 32.1, no other information in the Originally Filed 10-Q is amended hereby. The explanatory caption at the beginning of each item of this Amendment No. 1 sets forth the general nature of the revisions to that item.

      We are concurrently filing Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, initially filed with the SEC on November 10, 2003, and Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2003, initially filed with the SEC on February 20, 2004. Amendment No. 1 to the Form 10-Q includes the following restated financial statements, all of which are unaudited except as otherwise noted: consolidated balance sheets of YDI as of September 30, 2003 and of Young Design as of December 31, 2002 (audited); consolidated statements of operations for the three and nine month periods ended September 30, 2003 (for YDI) and 2002 (for Young Design); consolidated statement of changes in stockholders' equity for the nine month period ended September 30, 2003 for YDI; and consolidated statements of cash flows for the nine month period ended September 30, 2003 (for YDI) and 2002 (for Young Design). Amendment No. 1 to the Form 10-K includes the following (audited) restated financial statements: consolidated balance sheets as of December 31, 2003 (for YDI) and 2002 (for Young Design) and consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003 (for YDI) and 2002 and 2001 (for Young Design).

      For a discussion of events and developments subsequent to June 30, 2003, see the Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and the Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2003 described above as well as our other filings with the SEC subsequent to June 30, 2003.

                               YDI WIRELESS, INC.
                                      INDEX

                                                                                     PAGE NO.
                                                                                     --------
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements ...............................................    5

                   Consolidated Balance Sheets as of June 30, 2003 (unaudited)
                      and December 31, 2002 .........................................    6

                   Consolidated Statements of Operations for the three months and
                      six months ended June 30, 2003 and 2002 (unaudited) ...........    7

                   Consolidated Statement of Changes in Stockholders' Equity for
                      the six months ended June 30, 2003 (unaudited) ................    8

                   Consolidated Statements of Cash Flows for the six months ended
                      June 30, 2003 and 2002 (unaudited) ............................    9

                   Notes to Consolidated Financial Statements (unaudited) ...........   10

         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations ..............................................   21

         Item 4. Controls and Procedures ............................................   28

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K ...................................   29

         SIGNATURES .................................................................   31

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

Item 1. Financial Statements.

      The restated consolidated financial statements and supplementary data, including the notes to the restated consolidated financial statements, set forth in this Item 1 have been revised to reflect the restatements described in the Explanatory Note above and, except for these revisions, do not reflect events and developments subsequent to June 30, 2003.

                       YDI WIRELESS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                            Young Design,
                                                                      YDI Wireless, Inc.      Inc. and
                                                                       and Subsidiaries     Subsidiaries
                                                                        (Consolidated)     (Consolidated)
                                                                           June 30,         December 31,
                                                                             2003               2002
                                                                      ------------------   --------------
                                                                         (unaudited)
                                                                      ------------------
Assets
Current assets:
   Cash and cash equivalents .........................................    $   4,937          $     939
   Restricted cash ...................................................          353                 --
   Marketable securities .............................................        1,611                 --
   Accounts receivable, net ..........................................        2,607              1,686
   Refundable income taxes ...........................................          275                 --
   Other receivables .................................................          439                 --
   Inventory .........................................................        2,291              2,386
   Investment securities - trading ...................................            8                  4
   Deferred tax asset ................................................          142                142
   Assets held for sale ..............................................        1,339
   Prepaid expenses ..................................................          200                451
                                                                          ---------          ---------

         Total current assets ........................................       14,202              5,608

   Property and equipment, net .......................................        1,791              1,823

Other Assets:
   Investment in unconsolidated subsidiaries .........................           --                 36
   Investment securities - available-for-sale ........................        1,013                841
   Intangible assets, net ............................................          606                  9
   Deferred tax asset ................................................          245                245
   Deposits ..........................................................           49                 10
                                                                          ---------          ---------
         Total other assets ..........................................        1,913              1,141
                                                                          ---------          ---------
         Total assets ................................................    $  17,906          $   8,572
                                                                          =========          =========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses .............................    $   3,772          $   2,158
   Current maturities of notes payable ...............................          851                495
   Current deposit - non-refundable ..................................           --                  9
                                                                          ---------          ---------
         Total current liabilities ...................................        4,623              2,662

Notes payable, net of current maturities .............................        1,291              1,402
                                                                          ---------          ---------
         Total liabilities ...........................................        5,914              4,064

Commitments and contingencies

Stockholders' Equity
   Preferred stock, $0.01 par value; authorized 4,500,000,
      none issued at June 30, 2003; none authorized, none
      issued at December 31, 2002 ....................................           --                 --
   Common stock, $0.01 par value, authorized 100,000,000,
      issued 13,566,620 at June 30, 2003; issued 9,375,000
      at December 31, 2002 ...........................................          136                 94
   Additional paid-in capital ........................................        4,055                357
   Retained earnings .................................................        7,664              4,066
   Accumulated other comprehensive income:
      Net unrealized gain/(loss) on available-for-sale securities ....          137                 (9)
                                                                          ---------          ---------
         Total stockholders' equity ..................................       11,992              4,508
                                                                          ---------          ---------
         Total liabilities and stockholders' equity ..................    $  17,906          $   8,572
                                                                          =========          =========

   The accompanying notes are an integral part of these financial statements.

                       YDI WIRELESS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                 (In thousands, except share and per share data)

                                                                 YDI Wireless,     Young Design,     YDI Wireless,     Young Design,
                                                                   Inc. and          Inc. and          Inc. and          Inc. and
                                                                 Subsidiaries      Subsidiaries      Subsidiaries      Subsidiaries
                                                                (Consolidated)    (Consolidated)    (Consolidated)    (Consolidated)
                                                                --------------    --------------    --------------    --------------
                                                                      For the Three Months                 For the Six Months
                                                                         Ended June 30,                      Ended June 30,
                                                                --------------------------------    --------------------------------
                                                                     2003              2002              2003              2002
                                                                --------------    --------------    --------------    --------------

Revenues ...................................................     $      7,229      $      4,870      $     13,665      $      9,880

Cost of goods sold .........................................            4,961             3,176             9,399             6,463
                                                                 ------------      ------------      ------------      ------------
     Gross profit ..........................................            2,268             1,694             4,266             3,417

Operating expenses:
     Selling costs .........................................              536               289             1,003               574
     General and administrative ............................            2,395               942             3,553             2,091
     Research and development ..............................              454                94               575               195
                                                                 ------------      ------------      ------------      ------------
         Total operating expenses ..........................            3,385             1,325             5,131             2,860
                                                                 ------------      ------------      ------------      ------------

Operating income (loss) ....................................           (1,117)              369              (865)              557

Other income (expenses):
     Interest income .......................................               77                14                42                22
     Interest expense ......................................              (34)              (24)              (63)              (62)
                                                                 ------------      ------------      ------------      ------------
         Total other income ................................               43               (10)              (21)              (40)
                                                                 ------------      ------------      ------------      ------------

Income(loss)  before income taxes and extraordinary gain ...           (1,074)              359              (886)              517

     Provision (benefit) for income taxes ..................             (259)               --              (177)               --
                                                                 ------------      ------------      ------------      ------------
Income (loss) before extraordinary gain ....................             (815)              359              (709)              517

      Extraordinary gain ...................................            4,347                --             4,347                --
                                                                 ------------      ------------      ------------      ------------
Net income .................................................     $      3,532      $        359      $      3,638      $        517
                                                                 ============      ============      ============      ============
Weighted average shares - basic ............................       13,508,001         9,375,000        11,452,918         9,375,000
                                                                 ============      ============      ============      ============
     EPS, basic ............................................     $       0.26      $       0.04      $       0.32      $       0.06
                                                                 ============      ============      ============      ============
Weighted average shares - diluted ..........................       13,587,229         9,375,000        11,462,684         9,375,000
                                                                 ============      ============      ============      ============
     EPS, diluted ..........................................     $       0.26      $       0.04      $       0.32      $       0.06
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

                                                                                                     Accumulated
                                                  Common Stock          Additional                      Other
                                            ------------------------     Paid-in       Retained     Comprehensive
                                              Shares        Amount       Capital       Earnings     (Loss) Income      Total
                                            ----------    ----------    ----------    ----------    -------------   ----------
Balances, January 1, 2003 ..............     9,375,000    $       94    $      357    $    4,066     $       (9)    $    4,508

Merger with Telaxis ....................     4,177,078            42         3,697            --             --          3,739
Exercise of stock options ..............           650            --            --            --             --             --
Exercise of warrants ...................        13,892            --             1            --             --              1
Distribution to Merry Fields members ...            --            --            --           (40)            --            (40)

Comprehensive income
   Net income ..........................                          --            --         3,638                         3,638
    Unrealized gain on investments .....                          --            --            --            146            146
                                            ----------    ----------    ----------    ----------     ----------     ----------
    Total comprehensive income .........                          --            --         3,638            146          3,784
                                            ----------    ----------    ----------    ----------     ----------     ----------

Balances, June 30, 2003 ................    13,566,620    $      136    $    4,055    $    7,664     $      137     $   11,992
                                            ==========    ==========    ==========    ==========     ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                       YDI WIRELESS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                YDI Wireless,        Young Design,
                                                                                  Inc. and             Inc. and
                                                                                Subsidiaries         Subsidiaries
                                                                               (Consolidated)       (Consolidated)
                                                                               --------------       --------------
                                                                                For the Six Months Ended June 30,
                                                                               -----------------------------------
                                                                                   2003                   2002
                                                                               ------------           ------------
Cash flows from operating activities:
   Net income .........................................................          $    3,638           $      517
      Loss on write-down of investment in unconsolidated subsidiary ...                  36                   --
      Depreciation and amortization ...................................                  40                   57
      Extraordinary gain ..............................................              (4,347)                  --
      Changes in assets and liabilities affecting operations:
         Increase in restricted cash ..................................                (353)                  --
         Accounts receivable, net .....................................                (921)                (875)
         Other receivables ............................................                (439)                  --
         Inventory ....................................................                  95                 (837)
         Deposits .....................................................                 (21)                 (56)
         Prepaid expenses .............................................                 659                  (21)
         Refundable income taxes ......................................                (275)                  --
         Deferred tax asset ...........................................                  --                  393
         Accounts payable and accrued expenses ........................                 678                  317
         Income taxes payable .........................................                  --                  183
         Customer order deposits ......................................                  (9)                  --
         Other ........................................................                  --                   (2)
                                                                                 ----------           ----------
                Net cash used in operating activities .................              (1,219)                (324)
                                                                                 ----------           ----------

Cash flows from investing activities:
   Purchase of securities .............................................              (1,641)                 (83)
   Purchase of property and equipment .................................                  (5)                 (27)
   Purchase of intangible assets ......................................                (600)                 (20)
   Sale of assets held for sale .......................................                  66                   --
   Cash received with purchase of Telaxis .............................               7,421                   --
                                                                                 ----------           ----------
         Net cash provided by (used in) investing activities ..........               5,241                 (130)
                                                                                 ----------           ----------

Cash flows from financing activities:
   Issuance of common stock ...........................................                   1                   --
   Distributions to Merry Fields members ..............................                 (40)                  --
   Issuance of notes payable ..........................................                 500                  900
   Repayment of notes payable .........................................                (485)                 (23)
                                                                                 ----------           ----------
         Net cash provided by financing activities ....................                 (24)                 877
                                                                                 ----------           ----------
Net increase (decrease) in cash .......................................               3,998                  463
Cash, beginning of year ...............................................                 939                1,133
                                                                                 ----------           ----------
Cash, end of year .....................................................          $    4,937           $    1,596
                                                                                 ==========           ==========
Supplemental disclosure of cash flow information:
   Cash paid for interest .............................................          $       62           $       61
                                                                                 ==========           ==========
   Income taxes paid ..................................................          $       83           $        2
                                                                                 ==========           ==========
   Stock issued in Telaxis combination ................................          $    3,739           $       --
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

      Principles of Consolidation

      The consolidated financial statements include the accounts of YDI Wireless and its wholly owned subsidiaries and also Merry Fields, a consolidated affiliate. Merry Fields is a Variable Interest Entity and is consolidated with YDI Wireless, Inc. All significant inter-company balances and transactions have been eliminated in consolidation. The operating results of Telaxis are included in the financial statements beginning April 1, 2003.

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

      Excess of Acquired Net Assets Over Cost

      Young Design's excess of acquired net assets over cost resulted from the acquisition of Telaxis in 2003. The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets purchased and the liabilities assumed based on the estimated fair values at the date of the acquisition. We recognized the entire $4.3 million of excess acquired net assets over cost as extraordinary gain in the second quarter 2003 in accordance with SFAS No. 141, "Business Combinations" because the combination was consummated in that quarter.

      Research and Development

      Research and development costs are expensed as incurred.

      Shipping and Handling Costs

      Shipping and handling are charged to customers and included in both revenue and costs of goods sold on the Consolidated Statements of Operations.

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

3.    Inventory

                                                June 30, 2003  December 31, 2002
                                                -------------  -----------------
                                                 (unaudited)
                                                 -----------
      Raw Materials ..........................    $      412      $      502
      Work in process ........................            41               9
      Finished goods .........................         2,038           2,051
                                                  ----------      ----------
                                                       2,491           2,562
      Allowance for excess and obsolescence ..          (200)           (176)
                                                  ----------      ----------
      Net Inventory ..........................    $    2,291      $    2,386
                                                  ==========      ==========

4.    Marketable Securities

                                                June 30, 2003  December 31, 2002
                                                -------------  -----------------
                                                 (unaudited)
                                                 -----------
      Fixed income ...........................    $    1,611      $       --
                                                  ==========      ==========

5.    Investment Securities - Trading

      We hold the following investments classified as trading with a fair market value as follows:

                                                June 30, 2003  December 31, 2002
                                                -------------  -----------------
                                                 (unaudited)
                                                 -----------
      Equity securities ......................    $        8      $        4
                                                  ==========      ==========

6.    Investment Securities - Available For Sale

      As of June 30, 2003 (unaudited) and December 31, 2002, we owned 199,618 and 184,618, respectively, unregistered shares and 270,632 and 238,893, respectively, registered shares of Phazar Corporation. In addition, we owned 37,600 and 72,800 registered shares of RF Industries as of June 30, 2003 and December 31, 2002, respectively.

      In September 2000, we purchased 2,000,000 shares of common stock in Spectrum Access, Inc. ("Spectrum"). In exchange for the shares, we granted the use of our broadcasting space in the Falls Church tower, as well as providing selected equipment and training to Spectrum. As of June 30, 2003 and December 31, 2002, our ownership interest of approximately 11 percent has been valued at $10,500.

                         June 30, 2003 (unaudited)       December 31, 2002
                         -------------------------     -------------------------
                                         Carrying                      Carrying
                         Cost Basis       Value        Cost Basis       Value
                         ----------     ----------     ----------     ----------

      Spectrum ........   $     10       $     10       $     10       $     10
      RF Industries ...         77            122            145            153
      Phazar ..........        794            881            700            678
                          --------       --------       --------       --------
                          $    881       $  1,013       $    855       $    841
                          ========       ========       ========       ========

7.    Property and Equipment

      Property and equipment consisted of the following:

                                                June 30, 2003  December 31, 2002
                                                -------------  -----------------
                                                 (unaudited)
                                                 -----------
      Land ..................................    $     522         $     522
      Building ..............................        1,377             1,377
      Automobiles ...........................           37                37
      Furniture and equipment ...............           --                96
      Lab equipment .........................          107               132
                                                 ---------         ---------
                                                     2,043             2,164
          Less: accumulated depreciation ....         (252)             (341)
                                                 ---------         ---------
      Property and equipment, net ...........    $   1,791         $   1,823
                                                 =========         =========

      Depreciation expense totaled approximately $36,000 and $36,000, respectively for the periods ended June 30, 2003 and 2002 (unaudited).

8.    Income Taxes

      We estimate our annual effective tax rate at 0% based on our estimate of current year projected tax loss. Based on this, we expect to file amended tax returns for calendar year 2002 and receive refunds of approximately $175,000 and 2003 estimated tax payments refunds of $83,000.

9.    Notes Payable

      Notes payable consisted of the following:

                                                                     June 30, 2003   December 31, 2002
                                                                     -------------   -----------------
                                                                      (unaudited)
                                                                      -----------
      In May 2002, Young Design executed a $750,000 note
      payable with a financial institution related to the bulk
      purchase of inventory. The note is non-interest bearing
      and requires four (4) calendar quarter payments of
      $187,500 through June 30, 2003 (unaudited) ..................   $       --        $      375

      In May 2002, Merry Fields executed a loan consolidation
      and refinance agreement with a financial institution for
      a term loan of $1,565,374 secured by the building and
      land in Falls Church, Virginia. The loan requires
      monthly payments of $18,781 consisting of principal and
      interest. The loan bears interest at 7.34% per annum and
      matures on May 31, 2012 .....................................        1,464             1,522

      In February 2003, Young Design executed a $500,000 note
      due and payable December 31, 2003 in exchange for
      inventory and intellectual property from an unrelated
      party. The note is non-interest bearing .....................          500                --

      Other .......................................................          178                --
                                                                      ----------        ----------
                                                                           2,142             1,897
                  Current portion .................................         (851)             (495)
                                                                      ----------        ----------
                                                                      $    1,291        $    1,402
                                                                      ==========        ==========

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

      Rent expense, excluding rent paid to Merry Fields, for the periods ended June 30, 2003 and 2002 (unaudited) was approximately $131,000 and $128,000, respectively.

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

      A summary of the option activity is as follows:

                                                                      Options Outstanding
                                                          ------------------------------------------
                                                          Number of Shares   Per Unit Exercise Right
                                                          ----------------   -----------------------

      Outstanding December 31, 2002 ...................         444,688          $           1.60
            Options assumed in Telaxis combination.....         695,976          $  1.60 - 161.00
            Options granted ...........................          41,250          $    0.92 - 4.00
            Options exercised .........................            (650)         $           2.12
            Options expired/canceled ..................        (138,264)         $  1.60 - 161.00
                                                            -----------          ----------------
      Outstanding June 30, 2003 (unaudited) ...........       1,043,000          $  0.92 - 161.00
                                                            ===========          ================

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

      If we had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income per share would have been changed to the pro forma amount indicated below:

                                                                                      Period Ended June 30,
                                                                                           (unaudited)
                                                                                     -----------------------
                                                                                        2003         2002
                                                                                     ----------   ----------
      Net Income (unaudited) attributable to common stockholders, as reported: ...   $    3,638   $      517

           Less:  Total stock based employee compensation expense determined
           under the fair value based method for all awards ......................          987           --
                                                                                     ----------   ----------

      Pro forma net income attributable to common stockholders ...................   $    2,651   $      517
                                                                                     ==========   ==========

      Basic and diluted net income per common share, as reported .................   $     0.32   $     0.06
                                                                                     ==========   ==========
      Basic and diluted net income per common share, pro forma ...................   $     0.23   $     0.06
                                                                                     ==========   ==========

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

14.   Earnings per share (unaudited):

                                                                 Three Months Ended                   Six Months Ended
                                                                    June 30, 2002                       June 30, 2002
                                                            ------------------------------      ------------------------------
                                                                2003              2002              2003              2002
                                                            ------------      ------------      ------------      ------------
Numerator
      Income (loss) before extraordinary gain ........      $       (815)     $        359      $       (709)     $        517
                                                            ============      ============      ============      ============
      Extraordinary gain .............................             4,347                --             4,347                --
                                                            ============      ============      ============      ============
      Net income .....................................      $      3,532      $        359      $      3,638      $        517
                                                            ============      ============      ============      ============

Denominator - weighted average shares
      Denominator for basic earnings per share .......        13,508,001         9,375,000        11,452,918         9,375,000
                                                            ============      ============      ============      ============
      Dilutive effect of stock options ...............                --                --                --                --
      Denominator for diluted earnings per share .....        13,508,001         9,375,000        11,452,918         9,375,000
                                                            ============      ============      ============      ============
      Basic and dilutive earnings per share before
      extraordinary gain .............................      $      (0.06)     $       0.04      $      (0.06)     $       0.06
                                                            ============      ============      ============      ============
      Extraordinary gain - basic and diluted .........              0.32                --              0.38                --
                                                            ============      ============      ============      ============
      Basic and diluted earnings per share ...........      $       0.26      $       0.04  0   $       0.32      $       0.06
                                                            ============      ============      ============      ============

All options have been excluded from the calculation of earnings per share as they are anti-dilutive.

15.   Acquisition

      The following describes the acquisition of Telaxis by Young Design completed on April 1, 2003.

      On April 1, 2003, Young Design merged with Telaxis. For financial reporting purposes, Young Design was treated as the acquiring company and the transaction was accounted for as a reverse merger. Young Design had voting control and majority representation on the Board of Directors after the merger with Telaxis. In addition, Young Design had substantially more operating assets and revenue (Telaxis had virtually no operating revenue). Young Design merged with Telaxis for various strategic reasons including the fact that Telaxis was a publicly traded vehicle providing a potential source of capital and liquidity. For accounting purposes, Young Design is treated as the acquirer since it was the larger of the two entities and had significantly greater operating revenue.

      The cost of the April 1, 2003 acquisition consisted of 4,177,078 shares of common stock and 695,976 options valued at $3.7 million and acquisition costs of approximately $0.1 million. On April 1, 2003, Telaxis had net assets with a fair market value of $8.1 million. Accounting for the transaction as a reverse merger resulted in an excess of net assets over book value of $4.3 million. The assets and liabilities of Telaxis were recorded at fair value under the purchase method of accounting. As the fair value of the assets acquired exceeded the purchase price, the long -lived assets were reduced to zero and negative goodwill was recorded. The valuation of the stock was based on the average closing price for the five days preceding the announcement of the acquisition.

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

                                                                   (unaudited)
                                                 --------------------------------------------
                                                  Three Months
                                                 Ended June 30,     Six Months Ended June 30,
                                                 --------------    --------------------------
                                                      2003            2003            2002
                                                 --------------    ----------      ----------
     Net operating revenue ..................      $    7,229      $   13,670      $    9,893
     Net income (loss) ......................      $    3,532      $    1,318      $   (5,463)
     Net income (loss) per common share -
        basic and diluted ...................      $     0.26      $     0.12      $    (0.58)

      Telaxis condensed Balance Sheet at fair market value.

          (in thousands)                                April 1, 2003
                                                        -------------
          Cash and cash equivalents .................    $    7,421
          Property and equipment (held for sale) ....         1,405
          Other assets ..............................           426
          Liabilities ...............................        (1,166)
                                                         ----------
          Net assets acquired .......................    $    8,086
                                                         ==========

      The carrying value of fixed assets not held for sale was reduced to zero as these were an excess of net assets over the purchase price.

16.   Schedule of Commercial Commitments

                                                       Payments due by period (numbers in thousands)
                                               -------------------------------------------------------------
                                                            Less than      1 -3         4 - 5        After
                                                 Total       1 year        years        years       5 years
                                               ---------    ---------    ---------    ---------    ---------
     Operating leases - Buildings .........    $   3,447    $     823    $   1,220    $     601    $     803
     Operating leases - equipment .........          178          126           52           --           --
     Purchase commitments .................           --           --           --           --           --
     Employee Contracts ...................        1,060        1,060           --           --           --

                                               ---------    ---------    ---------    ---------    ---------
     Total contractual cash obligations ...    $   4,685    $   2,009    $   1,272    $     601    $     803
                                               =========    =========    =========    =========    =========

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

18.   Subsequent Events

      On July 9, 2003, Telaxis effected a reverse 1-for-100 split of its outstanding common stock, a forward 25-for-1 split of its common stock outstanding after the reverse stock split, the reincorporation of Telaxis from Massachusetts to Delaware, and the change of its corporate name to "YDI Wireless, Inc." All share and per share amounts stated in these financial statements take into account this split.

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

19.   Revision to the financial statements

      The Company previously depreciated certain assets, acquired in the reverse merger with Telaxis, as held for sale and did not considered the selling costs in the determination of the fair market value of the assets held for sale. The financial statements have been adjusted to decrease the fair market value for the $400,000 estimated costs to sell as of April 1, 2003, the date of the reverse merger, and to reverse the depreciation expense of $386,000 related to those assets. The impact of these adjustments was to increase income from operations by $386,000, to decrease other income by $69,000 (representing the reversal of the gain on the sale of certain of these assets) and to decrease the extra-ordinary gain by $400,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, set forth in this Item 2 has been revised to reflect the restatements described in the Explanatory Note above, as well as to incorporate certain conforming changes. Apart from these revisions, this MD&A (including the safe harbor for forward-looking statements) does not reflect events and developments subsequent to June 30, 2003.

Overview

      On April 1, 2003, Telaxis Communications Corporation ("Telaxis") closed a strategic combination transaction with Young Design, Inc., a privately-held Virginia corporation ("Young Design"). In that transaction, Telaxis formed a subsidiary that merged with and into Young Design and each outstanding share of Young Design common stock was converted into the right to receive 2.5 shares of Telaxis common stock. Telaxis was the continuing corporation, Telaxis stockholders continued to hold Telaxis common stock following the transaction, and Young Design became a wholly owned subsidiary of Telaxis. In the transaction, Telaxis issued 9,375,000 shares of its common stock to the two former stockholders of Young Design. Immediately after the closing of the transaction, Telaxis had 13,552,078 shares of common stock outstanding. Telaxis also started doing business as "YDI Wireless" following that combination.

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

      At the annual stockholders meeting on June 24, 2003, the Telaxis stockholders approved a reverse 1-for-100 split of its outstanding common stock, a forward 25-for-1 split of its common stock outstanding after the reverse stock split, the reincorporation of Telaxis from Massachusetts to Delaware, and the change of its name from "Telaxis Communications Corporation" to "YDI Wireless, Inc." These changes became effective July 9, 2003. However, all share and per share amounts have been restated to include the effect of this split.

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

Result of Operations

      The following table provides statements of operations data as a percentage of sales for the periods presented (unaudited).

                                                                Three Months Ended          Six Months Ended
                                                                     June 30,                   June 30,
                                                              ----------------------     ----------------------
                                                                2003          2002         2003          2002
                                                              --------      --------     --------      --------
     Sales ...............................................         100%          100%         100%          100%
     Cost of sales .......................................          69            65           69            65
                                                              --------      --------     --------      --------
     Gross margin (loss) .................................          31            35           31            35
     Operating expenses
          Selling ........................................           7             6            7             6
          General and administrative .....................          33            19           26            21
          Research and development, net ..................           7             2            4             2
                                                              --------      --------     --------      --------
              Total operating expenses ...................          47            27           37            29
                                                              --------      --------     --------      --------
     Operating income (loss) .............................         (16)            8           (6)            6
          Other income (expense) .........................           1            --           --            --
                                                              --------      --------     --------      --------
     Income before income taxes and extraordinary gain ...         (15)            8           (6)            6
          Income taxes (benefit) .........................          (4)           --           (1)           --
                                                              --------      --------     --------      --------
     Income before extraordinary gain ....................         (11)            8           (5)            6

          Extraordinary gain .............................          60            --           32            --
                                                              --------      --------     --------      --------
     Net Income ..........................................          49%            8%          27%            6%
                                                              ========      ========     ========      ========

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

      General and Administrative Expenses

      General and administrative expenses consist primarily of employee salaries and associated costs for information systems, finance, legal, and administration. General and administrative expenses increased to $2.4 million for the three months ended June 30, 2003 from $0.9 million for the three months ended June 30, 2002. The increase was due primarily to the increase in sales volume, costs of being a public company, and the one-time cost associated with the combination with Telaxis which was approximately $1.1 million.

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

      Income Taxes

      The one-time gain, as described in the Extraordinary Gain section immediately below, is not subject to income taxes and we expect to be in a tax loss position for the year. We have recognized an income tax benefit of $0.3 million for the quarter ending June 30, 2003. This will be received within the next year as we file our tax returns and claim these funds

      Extraordinary Gain

      The extraordinary gain was due to a one-time gain from the Telaxis combination. The amount of net assets over costs associated with the Telaxis combination created a one-time $4.3 million gain that was immediately recognized in accordance with SFAS No. 141 at the time of the combination.

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

      General and Administrative Expenses

      General and administrative expenses consist primarily of employee salaries and associated costs for information systems, finance, legal, and administration. General and administrative expenses increased to $3.6 million for the six months ended June 30, 2003 from $2.1 million for the six months ended June 30, 2002. The increase was due primarily to the increase in sales volume, costs of being a public company, and the one-time cost associated with the combination with Telaxis which was approximately $1.1 million.

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

      Income Taxes

      The one-time gain, as described in the Extraordinary Gain section immediately below, is not subject to income taxes and we expect to be in a tax loss position for the year. We have recognized an income tax benefit of $0.2 million for the six-month period ending June 30, 2003.

      Extraordinary Gain

      The extraordinary gain was due to a one-time gain from the Telaxis combination. The amount of net assets over costs associated with the Telaxis combination created a $4.3 million gain that was immediately recognized in accordance with SFAS No. 141 at the time of the combination.

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

      Cash utilized in operating activities in the six months ended June 30, 2003 was $1.2 million compared to $0.3 million for the same period in 2002. For the six months ended June 30, 2003, cash used in operating activities primarily represented funding of our net losses and payment of accounts payable with a DPO (Days Purchases Outstanding) of approximately 33 days as well as specified accruals. For the same period in 2002, the primary utilization of funds was to support our overall growth in accounts receivable and inventory required by our continued sales growth.

      Cash provided by investing activities for the six months ended June 30, 2003 was $5.2 million compared to cash utilized by investing activities of $0.1 million for the same period in 2002. In the six months ended June 30, 2003, these amounts related primarily to the purchase of Telaxis by Young Design. As for the six month period ending June 30, 2002, these amounts related primarily to the purchase of securities for investment and capital expenditures required in support of business growth.

      Cash provided by financing activities in the six months ended June 30, 2003 was $0.1 million compared to $0.9 million for the same period in 2002. The financing activities for the six months ended June 30, 2003 consisted primarily of payments on capital lease obligations and long-term debt offset by the issuance of notes payable for new product acquisitions and related intellectual property for these products. The financing activities for the six months ended June 30, 2002 consisted primarily of the issuance of notes payable for the acquisition of a new product line to complement our existing product offerings.

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

      We have the following contractual obligations and commercial commitments as of June 30, 2003:

                                                             Payments due by period
                                          -------------------------------------------------------------
                                                       Less than      1 -3         4 - 5        After
                                            Total       1 year        years        years       5 years
                                          ---------    ---------    ---------    ---------    ---------
Line of credit .......................    $      --    $      --    $      --    $      --    $      --
                                          =========    =========    =========    =========    =========

                                                  Payments due by period (numbers in thousands)
                                          -------------------------------------------------------------
                                                       Less than      1 -3         4 - 5        After
                                            Total       1 year        years        years       5 years
                                          ---------    ---------    ---------    ---------    ---------
Operating leases - Buildings .........    $   3,447    $     823    $   1,220    $     601    $     803
Operating leases - equipment .........          178          126           52            0            0
Purchase commitments .................            0            0            0            0            0
Employee Contracts ...................        1,060        1,060            0            0            0
                                          ---------    ---------    ---------    ---------    ---------
Total contractual cash obligations ...    $   4,685    $   2,009    $   1,272    $     601    $     803
                                          =========    =========    =========    =========    =========

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

Item 4. Controls and Procedures.

      The information set forth in this Item 4 has been revised to reflect the restatements described in the Explanatory Note above. Apart from these revisions, this information does not reflect events and developments subsequent to June 30, 2003.

      Disclosure controls and procedures

      Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2003, have concluded that as of such date our disclosure controls and procedures were adequate and effective.

      The restatements reflected in this Amendment No. 1 to Form 10-Q result from revised guidance received from YDI's independant accountants BDO Seidman LLP. As such, the restatements do not change the conclusion of our Chief Executive Officer and Chief Financial Officer concerning our disclosure controls and procedures set forth above.

      Internal controls

      There has not been any change in our internal controls over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

      The information set forth in this Item 6 has not been revised to reflect events and developments subsequent to June 30, 2003 except for Exhibits 31.1, 31.2, and 32.1.

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

                                Telaxis Communications Corporation

Date:  March 25, 2004          By:     /s/  Patrick L. Milton
                                    --------------------------------------------
                                    Patrick L. Milton,
                                    Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX

Exhibit
Number                               Description
------                               -----------

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

 10.1       Young Design, Inc. 2002 Stock Incentive Plan.**

 10.2 Employment Agreement by and between Young Design, Inc. and Robert E. Fitzgerald dated as of March 1, 1999.

 10.3       Employment Agreement by and between Young Design, Inc. and Michael
            F. Young dated as of March 1, 1999.

 10.4 Lease Agreement by and between Young Design, Inc. and Merry Fields, LLC dated as of August 24, 2000.

 10.5 Indemnification Agreement, dated as of March 17, 2003, by and among Telaxis Communications Corporation, Merry Fields, LLC, Concorde Equity, LLC, and Michael F. Young.*

 31.1       Certification of Chief Executive Officer Pursuant to Rule
            13a-14(a).****

 31.2       Certification of Chief Financial Officer Pursuant to Rule
            13a-14(a).****

 32.1 Certification Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350 of Chapter 63 of Title 18 of the United States Code).****

 99.1 Investor Agreement, dated as of March 17, 2003, by and between Telaxis Communications Corporation and Concorde Equity, LLC.*

 99.2 Investor Agreement, dated as of March 17, 2003, by and between Telaxis Communications Corporation and Michael F. Young.*

----------
All non-marked exhibits listed above were filed with the Form 10-Q filed with the SEC on August 14, 2003.

   * Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on March 20, 2003.

  ** Incorporated herein by reference to the exhibits to Form S-8 filed with the SEC on April 11, 2003 (File No. 333-104481).

 *** Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on July 16, 2003.

****  Filed herewith.