Form 10-Q/A
period 2003-09-30
YDI WIRELESS INC
filed 2004-03-25
CIK 712511

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

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

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

                                EXPLANATORY NOTE

Overview

      This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 initially filed with the Securities and Exchange Commission ("SEC") on November 10, 2003 (the "Originally Filed 10-Q") is being filed to reflect restatements of the following financial statements, all of which are unaudited except as otherwise noted: consolidated balance sheets of YDI Wireless, Inc. ("YDI") as of September 30, 2003 and of Young Design, Inc. ("Young Design") as of December 31, 2002 (audited); consolidated statements of operations for the three and nine month periods ended September 30, 2003 (for YDI) and 2002 (for Young Design); consolidated statement of changes in stockholders' equity for the nine month period ended September 30, 2003 for YDI; and consolidated statement of cash flows for the nine month period ended September 30, 2003 (for YDI) and 2002 (for Young Design). Corresponding revisions have been made in this Amendment No. 1 to other portions of the Originally Filed 10-Q.

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

      Some changes reflected in this Amendment No. 1 result from the different treatment of the former Telaxis property and equipment that had been included in the $2.7 million of property and equipment formerly shown on our September 30, 2003 balance sheet. Upon further consideration, that Telaxis amount has been split into two categories - assets held for sale and property and equipment. The estimated fair market value of the assets held for sale is now reflected on our September 30, 2003 balance sheet as a current asset. The remaining Telaxis property and equipment has been written off in accordance with SFAS No. 141 and the negative goodwill associated with the combination reduced by a corresponding amount. Because the assets were either reclassified as held for sale or written off, the assets are not being depreciated and previously recorded depreciation amounts have been reversed. The net change in operating results for the quarter was an increase of $371,000. The net change in overall net income for the quarter was an increase of $425,000.

      Other changes result from a change in the calculation of weighted average shares of common stock outstanding. Previously, that calculation for fiscal year 2003 started with the 4,177,078 shares of stock held by the Telaxis stockholders on January 1, 2003 and added the 9,375,000 shares issued to the former YDI stockholders in April 2003. To better reflect the reverse merger of Young Design and Telaxis, the starting share count has been revised to be the 9,375,000 shares of common stock held by the former Young Design stockholders with the 4,177,078 shares originally held by the Telaxis stockholders being added to the outstanding share count in April 2003. Given these accounting changes, YDI's weighted average shares outstanding in 2003 has increased. For the three months ending September 30, 2003, the effect was insignificant for basic earnings per share. For the nine months ending September 30, 2003, the effect was an increase of YDI's weighted average shares outstanding to approximately 12.1 million from
10.4 million with a corresponding decrease in earnings per share.

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

      We are concurrently filing Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, initially filed with the SEC on August 14, 2003, and Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2003, initially filed with the SEC on February 20, 2004. Amendment No. 1 to the Form 10-Q includes the following restated financial statements, all of which are unaudited except as otherwise noted: consolidated balance sheets of YDI as of June 30, 2003 and of Young Design as of December 31, 2002 (audited); consolidated statements of operations for the three and six month periods ended June 30, 2003 (for YDI) and 2002 (for Young Design); consolidated statement of changes in stockholders' equity for the six month period ended June 30, 2003 for YDI; and consolidated statements of cash flows for the six month period ended June 30, 2003 (for YDI) and 2002 (for Young Design). Amendment No. 1 to the Form 10-K includes the following (audited) restated financial statements: consolidated balance sheets as of December 31, 2003 (for YDI) and 2002 (for Young Design) and consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003 (for YDI) and 2002 and 2001 (for Young Design).

      For a discussion of events and developments subsequent to September 30, 2003, see the Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2003 described above as well as our other filings with the SEC subsequent to September 30, 2003.

                               YDI WIRELESS, INC.
                                      INDEX

                                                                                                   PAGE NO.
                                                                                                   --------
PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements .........................................................          5

                  Consolidated Balance Sheets as of September 30, 2003
                    (unaudited) and December 31, 2002 .......................................          6

                  Consolidated Statements of Operations for the three months and
                    nine months ended September 30, 2003 and 2002 (unaudited) ...............          7

                  Consolidated Statement of Changes in Stockholders' Equity for
                    the nine months ended September 30, 2003 (unaudited) ....................          8

                  Consolidated Statements of Cash Flows for the nine months
                    ended September 30, 2003 and 2002 (unaudited) ...........................          9

                  Notes to Consolidated Financial Statements (unaudited) ....................         10

       Item 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations ........................................................         23

       Item 4. Controls and Procedures ......................................................         31

PART II. OTHER INFORMATION

       Item 6. Exhibits and Reports on Form 8-K .............................................         32

       SIGNATURES ...........................................................................         32

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

Item 1. Financial Statements.

      The restated consolidated financial statements and supplementary data, including the notes to the restated consolidated financial statements, set forth in this Item 1 have been revised to reflect the restatements described in the Explanatory Note above and, except for these revisions, do not reflect events and developments subsequent to September 30, 2003.

                       YDI WIRELESS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                                YDI Wireless,     Young Design,
                                                                                                  Inc. and          Inc. and
                                                                                                Subsidiaries       Subsidiaries
                                                                                               (Consolidated)     (Consolidated)
                                                                                                September 30,      December 31,
                                                                                                     2003               2002
                                                                                               --------------     --------------
                                                                                                 (unaudited)
                                                                                               --------------
Assets
Current assets:
   Cash and cash equivalents .............................................................        $   6,269         $     939
   Restricted cash .......................................................................              141                --
   Marketable securities .................................................................            1,110                --
   Accounts receivable, net ..............................................................            2,420             1,686
   Refundable income taxes ...............................................................              275                --
   Other receivables .....................................................................              166                --
   Inventory .............................................................................            2,869             2,386
   Investment securities - trading .......................................................              130                 4
   Deferred tax asset ....................................................................               --               142
   Assets held for sale ..................................................................            1,299                --
   Prepaid expenses ......................................................................              173               451
                                                                                                  ---------         ---------
       Total current assets ..............................................................           14,852             5,608

   Property and equipment, net ...........................................................            1,740             1,823

Other Assets:
  Investment in unconsolidated subsidiaries ..............................................               --                36
  Investment securities - available-for-sale .............................................            1,304               841
  Intangible assets, net .................................................................              492                 9
  Deferred tax asset .....................................................................               --               245
  Deposits ...............................................................................               49                10
                                                                                                  ---------         ---------
       Total other assets ................................................................            1,845             1,141
                                                                                                  ---------         ---------
       Total assets ......................................................................        $  18,437         $   8,572
                                                                                                  =========         =========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses .................................................        $   3,411         $   2,158
   Current maturities of notes payable ...................................................              249               495
   Current deposit - non-refundable ......................................................               --                 9
                                                                                                  ---------         ---------
       Total current liabilities .........................................................            3,660             2,662
Notes payable, net of current maturities .................................................            1,333             1,402
                                                                                                  ---------         ---------
       Total liabilities .................................................................            4,993             4,064

Commitments and contingencies ............................................................               --                --

Stockholders' Equity
   Preferred stock, $0.01 par value; authorized 4,500,000, none
     issued at September 30, 2003; none authorized, none issued at December 31, 2002 .....               --                --
   Common stock, $0.01 par value, authorized 100,000,000, issued 13,592,845 at
     September 30, 2003; issued 9,375,000 at December 31, 2002 ...........................              136                94
   Additional paid-in capital ............................................................            4,094               357
   Retained earnings .....................................................................            8,718             4,066
   Accumulated other comprehensive income:
     Net unrealized gain/(loss) on available-for-sale securities .........................              496                (9)
                                                                                                  ---------         ---------
       Total stockholders' equity ........................................................           13,444             4,508
                                                                                                  ---------         ---------
       Total liabilities and stockholders' equity ........................................        $  18,437         $   8,572
                                                                                                  =========         =========

   The accompanying notes are an integral part of these financial statements.

                       YDI WIRELESS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                               YDI Wireless,     Young Design,        YDI Wireless,    Young Design,
                                                                  Inc. and         Inc. and             Inc. and         Inc. and
                                                                Subsidiaries     Subsidiaries         Subsidiaries     Subsidiaries
                                                               (Consolidated)   (Consolidated)       (Consolidated)   (Consolidated)
                                                               -------------------------------       ------------------------------
                                                                     For the Three Months                  For the Nine Months
                                                                      Ended September 30,                  Ended September 30,
                                                               -------------------------------       ------------------------------
                                                                   2003               2002               2003               2002
                                                               ------------       ------------       ------------      ------------
Revenues .................................................     $      8,029       $      5,139       $     21,694      $     15,019

Cost of goods sold .......................................            3,741              3,219             13,140             9,682
                                                               ------------       ------------       ------------      ------------

    Gross profit .........................................            4,288              1,920              8,554             5,337

Operating expenses:
    Selling costs ........................................              698                482              1,701             1,056
    General and administrative ...........................            1,470                928              5,023             3,019
    Research and development .............................              706                277              1,280               472
                                                               ------------       ------------       ------------      ------------
        Total operating expenses .........................            2,874              1,687              8,004             4,547
                                                               ------------       ------------       ------------      ------------
Operating income (loss) ..................................            1,414                233                550               790

Other income (expenses):
    Interest income ......................................               81                  1                112                17
    Interest expense .....................................              (32)               (39)               (94)             (100)
    Other income (expenses) ..............................               --                 (8)                10                (5)
                                                               ------------       ------------       ------------      ------------
        Total other income (expenses) ....................               49                (46)                28               (88)
                                                               ------------       ------------       ------------      ------------
Income (loss) before income taxes and extraordinary gain .            1,463                187                578               702

    Provision for income taxes ...........................              410                191                233               191
                                                               ------------       ------------       ------------      ------------
Income (loss) before extraordinary gain ..................            1,053                 (4)               345               511

     Extraordinary gain ..................................               --                 --              4,347                --
                                                               ------------       ------------       ------------      ------------
Net income (loss) ........................................     $      1,053       $         (4)      $      4,692      $        511
                                                               ============       ============       ============      ============
Weighted average shares - basic ..........................       13,575,775          9,375,000         12,168,311         9,375,000
                                                               ============       ============       ============      ============
    EPS, basic ...........................................     $       0.08       $       0.00       $       0.39      $       0.05
                                                               ============       ============       ============      ============
Weighted average shares - diluted ........................       14,071,049          9,375,000         12,288,163         9,375,000
                                                               ============       ============       ============      ============
    EPS, diluted .........................................     $       0.07       $       0.00       $       0.38      $       0.05
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

                                                                                                         Accumulated
                                                 Common Stock (A)          Additional                       Other
                                             -------------------------      Paid-in         Retained    Comprehensive
                                               Shares          Amount       Capital         Earnings    (Loss) Income      Total
                                             ----------     ----------     ----------      ----------   -------------    ----------
Balances, January 1, 2003 ..............      9,375,000     $       94     $      357      $    4,066     $       (9)    $    4,508

Merger with Telaxis ....................      4,177,078             42          3,697              --             --          3,739
Exercise of stock options and warrants .         40,767             --             40              --             --             40
 Distribution to Merry Fields members ..             --             --             --             (40)            --            (40)
 Comprehensive income
   Net income ..........................             --             --             --           4,692             --          4,692
   Unrealized gain on investments ......             --             --             --              --            505            505
                                             ----------     ----------     ----------      ----------     ----------     ----------
    Total comprehensive income .........             --                                         4,692            505          5,197

                                             ----------     ----------     ----------      ----------     ----------     ----------
Balances, September 30, 2003 ...........     13,592,845     $      136     $    4,094      $    8,718     $      496     $   13,444
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

                       YDI WIRELESS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                             Young
                                                                                     YDI Wireless,           Design,
                                                                                       Inc. and             Inc. and
                                                                                     Subsidiaries         Subsidiaries
                                                                                    (Consolidated)       (Consolidated)
                                                                                    --------------       --------------
                                                                                          For the Nine Months Ended
                                                                                                September 30,
                                                                                    -----------------------------------
                                                                                         2003                  2002
                                                                                      ----------            ----------
Cash flows from operating activities:
   Net income .............................................................           $    4,692            $      511
     Gain on disposal of securities .......................................                  (40)                   --
     Loss on disposal of property and equipment ...........................                   34                    --
     Loss on write-down of investment in unconsolidated subsidiary ........                   36                    --
     Depreciation and amortization ........................................                  115                    89
     Extraordinary gain ...................................................               (4,347)                   --
     Deferred tax asset ...................................................                  387                   606
     Changes in assets and liabilities affecting operations:
       Restricted cash ....................................................                 (141)                   --
       Accounts receivable, net ...........................................                 (734)                 (578)
       Other receivables ..................................................                 (166)                   --
       Inventory ..........................................................                 (483)                 (563)
       Deposits ...........................................................                  (21)                  (17)
       Prepaid expenses ...................................................                  686                   (38)
       Refundable income taxes ............................................                 (275)                   --
       Accounts payable and accrued expenses ..............................                  317                   592
       Income taxes payable ...............................................                   --                    52
       Customer order deposits ............................................                   (9)                   --
       Other ..............................................................                   --                    45
                                                                                      ----------            ----------
            Net cash provided by (used in) operating activities ...........                   51                   699
                                                                                      ----------            ----------

Cash flows from investing activities:
   Purchase of securities .................................................               (1,641)                 (310)
   Sale of securities .....................................................                  487                    --
   Purchase of intangible asset ...........................................                 (544)                   20
   Purchase of property and equipment .....................................                   (5)                  (42)
   Sale of assets held for sale ...........................................                  106                    --
   Cash received with purchase of Telaxis .................................                7,421                    --
                                                                                      ----------            ----------
       Net cash provided by (used in) investing activities ................                5,824                  (332)
                                                                                      ----------            ----------

Cash flows from financing activities:
   Distributions to Merry Fields members ..................................                  (40)                   --
   Exercise of stock options ..............................................                   40                    --
   Issuance of notes payable ..............................................                  500                   900
   Repayment of notes payable .............................................               (1,045)                 (360)
                                                                                      ----------            ----------
       Net cash provided by (used in) financing activities ................                 (545)                  540
                                                                                      ----------            ----------
Net increase in cash ......................................................                5,330                   907
Cash, beginning of period .................................................                  939                 1,113
                                                                                      ----------            ----------
Cash, end of period .......................................................           $    6,269            $    2,020
                                                                                      ==========            ==========

Supplemental disclosure of cash flow information:
   Cash paid for interest .................................................           $       94            $      100
                                                                                      ==========            ==========
   Income taxes paid ......................................................           $       84            $      191
                                                                                      ==========            ==========
   Stock issued in Telaxis combination ....................................           $    3,739            $       --
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

3.    Inventory

                                                                                      September 30,
                                                                                          2003         December 31, 2002
                                                                                     --------------    -----------------
                                                                                       (unaudited)
                                                                                     --------------
            Raw Materials ......................................................     $          614      $          502
            Work in process ....................................................                 50                   9
            Finished goods .....................................................              2,405               2,051
                                                                                     --------------      --------------
                                                                                              3,069               2,562
            Allowance for excess and obsolescence ..............................               (200)               (176)
                                                                                     --------------      --------------
            Net Inventory ......................................................     $        2,869      $        2,386
                                                                                     ==============      ==============

4.    Marketable Securities

                                                                                     September 30,
                                                                                          2003         December 31, 2002
                                                                                     --------------    -----------------
                                                                                       (unaudited)
                                                                                     --------------

            Fixed income .......................................................     $        1,110      $           --
                                                                                     ==============      ==============

5.    Investment Securities - Trading

      We hold the following investments classified as trading with a fair market value as follows:

                                                                                     September 30,
                                                                                          2003         December 31, 2002
                                                                                     --------------    -----------------
                                                                                       (unaudited)
                                                                                     --------------
            Equity securities ..................................................     $          130      $            4
                                                                                     ==============      ==============

      The mark-to-market adjustments were insignificant for both the quarter and nine months ending September 30, 2003 (unaudited).

6.    Investment Securities - Available For Sale

      We owned 199,618 and 184,618, respectively, unregistered shares and 270,632 and 238,893, respectively, registered shares as of September 30, 2003 (unaudited) and December 31, 2002. In addition, we owned 0 and 72,800 registered shares of RF Industries as of September 30, 2003 (unaudited) and December 31, 2002, respectively. During the third quarter of 2003, we recognized approximately $40,000 in gain from the sale of the RF Industries investment that is included in other income (expenses).

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

                                                                   September 30, 2003
                                                                       (unaudited)                    December 31, 2002
                                                               ----------------------------     -----------------------------
                                                               Cost Basis    Carrying Value     Cost Basis     Carrying Value
                                                               ----------    --------------     ----------     --------------
         Spectrum .....................................       $       10       $       10       $       10       $       10
         RF Industries ................................               --               --              145              153
         Phazar .......................................              794            1,294              700              678
                                                              ----------       ----------       ----------       ----------
                                                              $      804       $    1,304       $      855       $      841
                                                              ==========       ==========       ==========       ==========

7.       Property and Equipment

         Property and equipment consisted of the following:

                                                                                            September 30,
                                                                                                2003        December 31, 2002
                                                                                            ------------    -----------------
                                                                                             (unaudited)
                                                                                            ------------
         Land ...............................................................               $        522      $        522
         Building ...........................................................                      1,377             1,377
         Automobiles ........................................................                         37                37
         Furniture and equipment ............................................                         --                96
         Lab equipment ......................................................                        107               132
                                                                                            ------------      ------------
                                                                                                   2,043             2,164
                Less:  accumulated depreciation .............................                       (303)             (341)
                                                                                            ------------      ------------
         Property and equipment, net ........................................               $      1,740      $      1,823
                                                                                            ============      ============

      Depreciation expense totaled approximately $54,000 and $54,000, respectively for the periods ended September 30, 2003 and 2002 (unaudited).

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

9.    Notes Payable

      Notes payable consisted of the following:

                                                                                              September 30,
                                                                                                  2003        December 31, 2002
                                                                                              -------------   -----------------
                                                                                               (unaudited)
                                                                                              -------------
         In May 2002, Young Design executed a $750,000 note
         payable with a financial institution related to the bulk
         purchase of inventory.  The note was non-interest bearing
         and requires four (4) calendar quarter payments of
         $187,500 through September 30, 2003 (unaudited) ..................................     $       --      $      375

         In May 2002, Merry Fields executed a loan consolidation and refinance agreement with a financial institution for a term loan of
         $1,565,374 collateralized by the building and land in Falls Church,
         Virginia. The loan requires monthly payments of $18,781 consisting of principal and interest. The loan bears interest at 7.34% per
         annum and matures on May 31, 2012 ................................................          1,435           1,522

         Other ............................................................................            147              --
                                                                                                ----------      ----------
                                                                                                     1,582           1,897
                  Current portion .........................................................           (249)           (495)
                                                                                                ----------      ----------
                                                                                                $    1,333      $    1,402
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

      Rent expense, excluding rent paid to Merry Fields, for the nine months ended September 30, 2003 and 2002 (unaudited) was approximately $197,000 and $191,000, respectively.

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

Stock Warrants

      The Company has issued warrants for its common stock as follows:

                                                                                               Warrants Outstanding
                                                                                  --------------------------------------------
                                                                                  Number of Shares     Per Unit Exercise Right
                                                                                  ----------------     -----------------------
         Outstanding December 31, 2002 .................................                    --
              Warrants assumed in Telaxis combination ..................               432,338              $   2.08 - 8.64
              Warrants granted .........................................                    --              $            --
              Warrants exercised .......................................               (28,635)             $          2.08
              Warrants expired/canceled ................................                (3,500)             $          8.64
                                                                                   -----------              ---------------
         Outstanding September 30, 2003 (unaudited) ....................               400,203              $          2.08
                                                                                   ===========              ===============

                                                         Number of
                           Expiration Date                Warrants
                        -----------------------        -------------
                        September 2006 ........           300,897
                        July 2007 .............            99,306

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

      A summary of the option activity is as follows:

                                                                                                Options Outstanding
                                                                                  ---------------------------------------------
                                                                                  Number of Shares     Per Share Exercise Price
                                                                                  ----------------     ------------------------
         Outstanding December 31, 2002 .................................               444,688              $          1.60
              Options assumed in Telaxis combination....................               695,976              $ 1.60 - 161.00
              Options granted ..........................................                53,750              $   0.92 - 4.00
              Options exercised ........................................               (36,773)             $   1.52 - 3.24
              Options expired/canceled .................................              (285,714)             $ 1.60 - 161.00
                                                                                   -----------              ---------------
         Outstanding September 30, 2003 (unaudited) ....................               871,927              $ 0.92 - 161.00
                                                                                   ===========              ===============

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

      If we had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income per share would have been changed to the pro forma amount indicated below:

                                                                                                           Nine Months Ended
                                                                                                       September 30, (unaudited)
                                                                                                 -----------------------------------
                                                                                                      2003                 2002
                                                                                                 -------------         -------------
      Net Income (unaudited) attributable to common stockholders, as reported: .........         $       4,692         $         511
          Less: Total stock based employee compensation expense determined
          under the fair value based method for all awards .............................                 1,008                    --
                                                                                                 -------------         -------------
      Pro forma net income attributable to common stockholders .........................         $       3,684         $         511
                                                                                                 =============         =============
      Basic net income per common share, as reported ...................................         $        0.39         $        0.05
                                                                                                 =============         =============
      Basic net income per common share, pro forma .....................................         $        0.30         $        0.05
                                                                                                 =============         =============
      Diluted net income per common share, as reported .................................         $        0.38         $        0.05
                                                                                                 =============         =============
      Diluted net income per common share, pro forma ...................................         $        0.30         $        0.05
                                                                                                 =============         =============

13.   Earnings per share (unaudited):

                                                          Three Months Ended                       Nine Months Ended
                                                          September 30, 2002                          June 30, 2002
                                                    -------------------------------         -------------------------------
                                                        2003               2002                 2003              2002
                                                    -------------     -------------         -------------     -------------
Numerator
     Income (loss) before extraordinary gain ..     $       1,053     $          (4)        $         345     $         511
                                                    =============     =============         =============     =============
     Extraordinary gain .......................                --                --                 4,347                --
                                                    =============     =============         =============     =============
     Net income (loss) ........................     $       1,053     $          (4)        $       4,692     $         511
                                                    =============     =============         =============     =============

Denominator - weighted average shares
     Denominator for basic earnings per share .        13,575,775         9,375,000            12,168,311         9,375,000
                                                    =============     =============         =============     =============
     Dilutive effect of stock options .........           495,274                --               119,852                --
                                                    -------------     -------------         -------------     -------------
     Denominator for diluted earnings per share        14,071,049         9,375,000            12,288,163         9,375,000
                                                    =============     =============         =============     =============

     Basic earnings per share before
     extraordinary gain .......................     $        0.07     $        0.00         $        0.03     $        0.05
                                                    =============     =============         =============     =============
     Extraordinary gain - basic ...............                --                --                  0.36                --
                                                    =============     =============         =============     =============
     Basic earnings per share .................     $        0.07     $        0.00  0      $        0.39     $        0.05
                                                    =============     =============         =============     =============

     Dilutive earnings per share before
     extraordinary gain .......................     $        0.07     $        0.00         $        0.03     $        0.05
                                                    =============     =============         =============     =============
     Extraordinary gain - diluted .............                --                --                  0.35                --
                                                    =============     =============         =============     =============
     Diluted earnings per share ...............     $        0.07     $        0.00  0      $        0.38     $        0.05
                                                    =============     =============         =============     =============

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

                                                                                   (unaudited)
                                                                -----------------------------------------------
                                                                Three Months
                                                                    Ended               Nine Months Ended
                                                                September 30,              September 30,
                                                                -------------      ----------------------------
                                                                      2003            2003              2002
                                                                 ----------        ----------        ----------
         Net operating revenue ..........................        $    8,029        $   21,699        $    9,893
         Net income (loss) ..............................        $    1,053        $    2,372        $   (5,463)
         Net earnings (loss) per share - basic ..........        $     0.08        $     0.19        $    (0.58)
         Net earnings (loss) per common share -
            diluted .....................................        $     0.07        $     0.19        $    (0.58)

      Telaxis condensed Balance Sheet at fair market value.

              (in thousands)                                                      April 1, 2003
                                                                                  --------------
              Cash and cash equivalents ........................                  $        7,421
              Property and equipment (held for sale) ...........                           1,405
              Other assets .....................................                             426
              Liabilities ......................................                          (1,166)
                                                                                  --------------
              Net assets acquired ..............................                  $        8,086
                                                                                  ==============

16.  Schedule of Commercial Commitments

                                                                              Payments due by period (numbers in thousands)
                                                              ----------------------------------------------------------------------
                                                                              Less than         1 -3         4 - 5         After 5
                                                                 Total         1 year          years          years          years
                                                              ----------     ----------     ----------     ----------     ----------
Operating leases - Buildings ............................     $    2,989     $      785     $    1,262     $      609     $      333
Operating leases - equipment ............................            147            129             18             --             --
Employment Contracts ....................................            980            980             --             --             --
                                                              ----------     ----------     ----------     ----------     ----------
Total contractual cash obligations ......................     $    4,116     $    1,894     $    1,280     $      609     $      333
                                                              ==========     ==========     ==========     ==========     ==========

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

20.   Revision to the financial statements

      The Company previously depreciated certain assets, acquired in the reverse merger with Telaxis, as held for sale and did not considered the selling costs in the determination of the fair market value of the assets held for sale. The financial statements have been adjusted to decrease the fair market value for the $400,000 estimated costs to sell as of April 1, 2003, the date of the reverse merger, and to reverse the depreciation expense of $758,000 for the nine months ended September 30, 2003 related to those assets. The impact of these adjustments was to increase income from operations by $758,000, to decrease other income by $15,000 (representing the reversal of the gain on the sale of certain of these assets) and to decrease the extra-ordinary gain by $400,000 for the nine months ended September 30, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, set forth in this Item 2 has been revised to reflect the restatements described in the Explanatory Note above, as well as to incorporate certain conforming changes. Apart from these revisions, this MD&A (including the safe harbor for forward-looking statements) does not reflect events and developments subsequent to September 30, 2003.

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

Result of Operations

      The following table provides statements of operations data as a percentage of sales for the periods presented.

                                                                        Three Months Ended          Nine Months Ended
                                                                            September 30,             September 30,
                                                                        ------------------        ---------------------
                                                                        2003         2002         2003             2002
                                                                        ----         ----         ----             ----
          Sales ..............................................          100%          100%        100%             100%
          Cost of sales ......................................           47            63          61               64
                                                                        ---           ---         ---              ---
          Gross margin (loss) ................................           53            37          39               36
          Operating expenses
              Selling ........................................            9             9           8                7
              General and administrative .....................           18            18          23               20
              Research and development, net ..................            9             5           6                3
                                                                        ---           ---         ---              ---
                 Total operating expenses ....................           36            32          37               30
                                                                        ---           ---         ---              ---
          Operating income (loss) ............................           17             5           2                5
              Other income (expense) .........................           --            (1)         --               (1)
                                                                        ---           ---         ---              ---
          Income before income taxes and extraordinary gain ..           17             4           2                4
              Income taxes ...................................           (5)           (4)         (1)              (1)
                                                                        ---           ---         ---              ---
          Income before extraordinary gain ...................           12            --           1                3
              Extraordinary gain .............................           --            --          20               --
                                                                        ---           ---         ---              ---
          Net Income .........................................           12            --          21                3
                                                                        ===           ===         ===              ===

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

      General and Administrative Expenses

      General and administrative expenses consist primarily of employee salaries and associated costs for information systems, finance, legal, and administration. General and administrative expenses increased to $1.5 million for the three months ended September 30, 2003 from $0.9 million for the three months ended September 30, 2002. The increase in general and administrative expenses primarily consists of costs associated with a public company as well as the costs of combining Young Design and Telaxis.

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

      Income Taxes

      Provision for income taxes for the quarter ended September 30, 2003 of $0.4 million relates to an increase in the valuation allowance associated with the deferred tax assets that had been recorded as of December 31, 2002. As of September 30, 2003, we cannot predict when sufficient taxable income will be generated to justify carrying deferred tax assets on our balance sheet without a valuation allowance. Therefore, we have written off these assets. Had it not been for the write off of the deferred tax assets, we would have had no income tax expense for the quarter ended September 30, 2003. Provision for income taxes for the quarter ending September 30, 2002 in the amount of $0.2 million relates to an estimated effective tax rate of 42%.

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

      General and Administrative Expenses

      General and administrative expenses consist primarily of employee salaries and associated costs for information systems, finance, legal, and administration. General and administrative expenses increased to $5.0 million for the nine months ended September 30, 2003 from $3.0 million for the nine months ended September 30, 2002. The increase was due primarily to the increase in sales volume, costs associated with a public company, and the costs associated with combining Young Design and Telaxis.

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

      Income Taxes

      Provision for income taxes for the nine months ending September 30, 2003 in the amount of $0.2 million relates to (1) an increase in the valuation allowance associated with the deferred tax assets of $0.4 million that had been recorded as of December 31, 2002 offset by (2) the tax benefit from carrying back of existing net operating losses to recover taxes previously paid. As of September 30, 2003, we cannot predict when sufficient taxable income will be generated to justify carrying deferred tax assets on our balance sheet without a valuation allowance. Provision for income taxes for the nine months ending September 30, 2002 in the amount of $0.2 million relates to an estimated effective tax rate of 42%.

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

      Cash provided by the operating activities in the nine months ended September 30, 2003 was $0.1 million compared to $0.7 million for the same period in 2002. For the nine months ended September 30, 2003 and 2002, cash provided by operating activities primarily represented our net income.

      Cash provided by investing activities for the nine months ended September 30, 2003 was $5.8 million compared to cash utilized by investing activities of $0.4 million for the same period in 2002. In the nine months ended September 30, 2003, these amounts related primarily to the purchase of Telaxis by Young Design. As for the nine month period ending September 30, 2002, these amounts related primarily to the purchase of securities for investment and capital expenditures required in support of business growth.

      Cash used by financing activities in the nine months ended September 30, 2003 was $0.5 million compared to cash provided of $0.5 million for the same period in 2002. The financing activities for the nine months ended September 30, 2003 consisted primarily of payments on capital lease obligations and long-term debt offset by the issuance of notes payable for new product acquisitions and related intellectual property for these products. The financing activities for the nine months ended September 30, 2002 consisted primarily of the issuance of notes payable for the acquisition of a new product line to complement our existing product offerings.

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

      We have the following contractual obligations and commercial commitments as of September 30, 2003:

                                                                                        Payments due by period
                                                              ----------------------------------------------------------------------
                                                                             Less than        1 -3            4 - 5         After 5
                                                                 Total         1 year         years           years          years
                                                              ----------     ----------     ----------     ----------     ----------
Line of credit ..........................................     $       --     $       --     $       --     $       --     $       --
                                                              ==========     ==========     ==========     ==========     ==========

                                                                                Payments due by period (numbers in thousands)
                                                              ----------------------------------------------------------------------
                                                                             Less than        1 -3            4 - 5         After 5
                                                                 Total         1 year         years           years          years
                                                              ----------     ----------     ----------     ----------     ----------
Operating leases - Buildings ............................     $    2,989     $      785     $    1,262     $      609     $      333
Operating leases - equipment ............................            147            129             18             --             --
Employment Contracts ....................................            980            980             --             --             --
                                                              ----------     ----------     ----------     ----------     ----------
Total contractual cash obligations ......................     $    4,116     $    1,894     $    1,280     $      609     $      333
                                                              ==========     ==========     ==========     ==========     ==========

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

Item 4. Controls and Procedures.

      The information set forth in this Item 4 has been revised to reflect the restatements described in the Explanatory Note above. Apart from these revisions, this information does not reflect events and developments subsequent to September 30, 2003.

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

       The restatements reflected in this Amendment No. 1 to Form 10-Q result from revised guidance received from YDI's independant accountants BDO Seidman LLP. As such, the restatements do not change the conclusion of our Chief Executive Office and Chief Financial Officer concerning our disclosure controls and procedures set forth above.

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

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

      The information set forth in this Item 6 has not been revised to reflect events and developments subsequent to September 30, 2003 except for Exhibits 31.1, 31.2, and 32.1.

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

   10.2 Separation Agreement and General Release by and between YDI Wireless, Inc. and John L. Youngblood dated October 1, 2003.

   31.1     Certification of Chief Executive Officer Pursuant to Rule
            13a-14(a).***

   31.2     Certification of Chief Financial Officer Pursuant to Rule
            13a-14(a).***

   32.1 Certification Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350 of Chapter 63 of Title 18 of the United States Code).***

----------
All non-marked exhibits listed above were filed with the Form 10-Q filed with the SEC on November 10, 2003.

        * Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on July 16, 2003.

       ** Incorporated herein by reference to the same-numbered exhibit to Form 10-Q filed with the SEC on August 14, 2003.

      ***   Filed herewith.