Form 10-K/A
period 2003-12-31
YDI WIRELESS INC
filed 2004-03-25
CIK 712511

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-K/A

                                 Amendment No. 1

                                   ----------

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

================================================================================

                                EXPLANATORY NOTE

Overview

      This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2003 initially filed with the Securities and Exchange Commission ("SEC") on February 20, 2004 (the "Originally Filed 10-K") is being filed to reflect restatements of the following audited financial statements: consolidated balance sheets of YDI Wireless, Inc. ("YDI") as of December 31, 2003 and of Young Design, Inc. ("Young Design") as of December 31, 2002 and 2001; consolidated statements of operations for the year ended December 31, 2003 (for
YDI) and 2002 and 2001 (for Young Design); consolidated statement of changes in stockholders' equity for the year ended December 31, 2003 for YDI; and consolidated statement of cash flows for the year ended December 31, 2003 (for
YDI) and 2002 and 2001 (for Young Design). Corresponding revisions have been made in this Amendment No. 1 to other portions of the Originally Filed 10-K.

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

      Some changes reflected in this Amendment No. 1 result from the different treatment of the former Telaxis property and equipment that had been included in the $2.5 million of property and equipment formerly shown on our December 31, 2003 balance sheet. Upon further consideration, that Telaxis amount has been split into two categories - assets held for sale and property and equipment. The estimated fair market value of the assets held for sale is now reflected on our December 31, 2003 balance sheet as a current asset. The remaining Telaxis property and equipment has been written off in accordance with SFAS No. 141 and the negative goodwill associated with the combination reduced by a corresponding amount. Because the assets were either reclassified as held for sale or written off, the assets are not being depreciated and previously recorded depreciation amounts have been reversed. The net change in operating results for the year was an increase of $508,000. The net change in overall net income for the year was an increase of $44,000.

      Other changes result from a change in the calculation of weighted average shares of common stock outstanding. Previously, that calculation for fiscal year 2003 started with the 4,177,078 shares of stock held by the Telaxis stockholders on January 1, 2003 and added the 9,375,000 shares issued to the former YDI stockholders in April 2003. To better reflect the reverse merger of Young Design and Telaxis, the starting share count has been revised to be the 9,375,000 shares of common stock held by the former Young Design stockholders with the 4,177,078 shares originally held by the Telaxis stockholders being added to the outstanding share count in April 2003. Given these accounting changes, YDI's weighted average shares outstanding in 2003 has increased. For the year ended December 31, 2003, the effect was an increase of YDI's weighted average shares outstanding to approximately 12.6 million from 10.9 million with a corresponding decrease in earnings per share.

Amendments Made in this Amendment No. 1 and Other Documents

      This Amendment No. 1 amends and restates Item 1 of Part I, Items 6, 7, 8, and 9A of Part II, and Item 15 of Part IV of the Originally Filed 10-K and, except for such items and Exhibits 23.1, 23.2, 31.1, 31.2, and 32.1, no other information in the Originally Filed 10-K is amended hereby. The explanatory caption at the beginning of each item of this Amendment No. 1 sets forth the general nature of the revisions to that item.

      We are concurrently filing Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, initially filed with the SEC on August 14, 2003, and Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, initially filed with the SEC on November 10, 2003. Amendment No. 1 to the second quarter Form 10-Q includes the following restated financial statements, all of which are unaudited except as otherwise noted: consolidated balance sheets of YDI as of June 30, 2003 and of Young

Design as of December 31, 2002 (audited); consolidated statements of operations for the three and six month periods ended June 30, 2003 (for YDI) and 2002 (for Young Design); consolidated statement of changes in stockholders' equity for the six month period ended June 30, 2003 for YDI; and consolidated statements of cash flows for the six month period ended June 30, 2003 (for YDI) and 2002 (for Young Design). Amendment No. 1 to the third quarter Form 10-Q includes the following restated financial statements, all of which are unaudited except as otherwise noted: consolidated balance sheets as of September 30, 2003 (for YDI) and 2002 (for Young Design); consolidated statements of operations for the three and nine month periods ended September 30, 2003 (for YDI) and 2002 (for Young Design); consolidated statement of changes in stockholders' equity for the nine month period ended September 30, 2003 for YDI; and consolidated statements of cash flows for the nine month period ended September 30, 2003 (for YDI) and 2002 (for Young Design).

      For a discussion of events and developments subsequent to December 31, 2003, see our other filings with the SEC subsequent to December 31, 2003.

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

Item 1. Business.

      The information set forth in this Item 1 has been revised to add minor clarifying information. Apart from these revisions, this information does not reflect events and developments subsequent to December 30, 2003.

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

Recent Developments

      We are the result of a merger consummated on April 1, 2003 between Telaxis Communications Corporation ("Telaxis") and Young Design, Inc. ("Young Design"). Telaxis was a publicly traded company that focused on developing high capacity millimeter wave wireless products. Young Design was a privately held company that developed, produced and sold wireless data products, primarily in microwave frequencies. Subsequent to the merger, the company effected a 1 for 100 reverse stock split followed by a 25 for 1 forward stock split, re-incorporated in Delaware and changed its name to YDI Wireless, Inc. Young Design is treated as the acquirer for accounting purposes and therefore, the historical information is that of Young Design.

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

High-Speed Point-to-Point Products

      Point-to-point systems are used to bridge networks from one location to another ("Bridging") or carry data traffic from remote locations to a service provider's core network ("Backhaul"). Each of our point-to-point systems consists of identical piece(s) of equipment deployed at each end of the desired link. Each piece of equipment is first connected to an end-user's network by a cable and a connector and the radio unit and antennas are positioned to have clear line of sight to each other, usually on a rooftop or tower. All of our point-to-point products are designed for the radio unit to be deployed as close to the antenna as possible to minimize cable cost and loss of the radio signal and, several units are available with an integrated antenna as an option to maximize efficiency and ease of installation. The two antennas are then aimed at one another to create a wireless connection between the two locations. By using multiple systems, an operator can connect more than two locations to form a more extensive network. Our products offer a variety of transmission speeds and radio frequencies. The table below summarizes the features of our current products:

           ---------------------------------------------------------------------------------
                PRODUCT NAME                    DATA RATE                     FREQUENCY
                ------------                    ---------                     ---------

           ---------------------------------------------------------------------------------
           BRIB (Bridge in a Box)         4 Mbps half duplex             2.4 GHz
                                                                         11 Channels
           ---------------------------------------------------------------------------------
           BAIB (Backhaul in a Box)       4 Mbps half duplex             5.8 GHz
                                                                         13 channels
           ---------------------------------------------------------------------------------
           EtherLeap                      4 Mbps half duplex             24 GHz
                                                                         13 channels
           ---------------------------------------------------------------------------------
           Link EX                        8 Mbps full duplex             UNII (5.2/5.7 GHz)
                                             (16 Mbps aggregate)         8 channels
           ---------------------------------------------------------------------------------
           Link 4X                        Four (4) E-1 circuits          UNII (5.2/5.7 GHz)
                                                                         8 channels
           ---------------------------------------------------------------------------------
           Link CX                        45 Mbps full                   5.3 GHz or 5.7 GHz
                                             duplex/DS3                  2 channels
           ---------------------------------------------------------------------------------
           FiberLeap                      OC-3, OC-12 or 1.25            60 GHz
                                             Gbps full duplex
           ---------------------------------------------------------------------------------

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

Customers

      We have a very diversified base of customers and end-users consisting of service providers, government agencies, businesses and other enterprises. Although we have several long-term contracts with some of our larger customers, most of our business is conducted with customers who expect delivery very quickly after placing their orders with us. Although our business is not strongly seasonal, we generally see a higher level of activity in the second and third quarter of each year as warmer weather in the Northern Hemisphere makes outdoor installations of our equipment easier. We typically see a relative decline in our business in the fourth quarter of each year, particularly in the month of December.

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

      We depend on single or limited source suppliers for several key components used in our products. Several of these components have recently been discontinued by their manufacturers, and as a result, we have been forced to purchase large quantities of sub-components for these products. We believe that our current inventory of discontinued subcomponents is adequate for the expected volume of products to be produced in the future; however if the required volume of products exceeds expectations, we may be forced to find replacement parts or redesign the products, which may add significantly to our costs. The most significant discontinued key component is a de-modulation chip that is integral to our new broadband radio product. We are in the process of re-designing the product to replace the old part with a current generation de-modulator. We believe that our current inventory of this discontinued subcomponent is adequate for the expected volume of products to be produced in the future while the redesign is occurring. Conversely, if the actual volume of products is less than expected, we may end up holding inventories of sub-components that will not have any value to us. As of December 31, 2003, our inventory and commitments for large quantities of discontinued parts was less than $75,000, which has been adequately reserved.

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

                                     PART II

Item 6. Selected Financial Data.

      The information set forth in this Item 6 has been revised to reflect the restatements described in the Explanatory Note above. Apart from these revisions, this information does not reflect events and developments subsequent to December 31, 2003.

      The following selected historical consolidated financial data were derived from YDI's historical financial statements. The financial statements for the fiscal years ended December 31, 1999 and 2000 were audited by Reznick Fedder & Silverman, independent accountants. The financial statements for the fiscal years ended December 31, 2001 and 2002 were audited by Hoffman, Fitzgerald, & Snyder, P.C., independent accountants. The financial statements for the fiscal year ended December 31, 2003 were audited by BDO Seidman, LLP, independent accountants. This information should be read in conjunction with YDI's management discussion and analysis of financial condition and results of operations and YDI's financial statements, including the related notes, contained elsewhere in this form 10-K.

                                                                          Year Ended December 31,
                                                            --------------------------------------------------
                                                             1999       2000       2001       2002       2003
                                                            ------    -------    -------    -------    -------
                                                                (in thousands, except per share data)
      Consolidated Statements of Operations Data:
         Revenue, net ...................................   $2,474    $13,046    $14,314    $20,304    $27,241
         Gross profit (loss) ............................    1,251      6,673      5,028      7,928     11,527
         Income (loss) from continuing operations .......      358      2,248        125        947        300
         Extraordinary item .............................       --         --         --         89      4,347
         Change in accounting ...........................       --         --         --        526         --
         Net income applicable to common stockholders ...      215      2,248        125      1,562      4,647
         Basic earnings per share from continuing
         operations .....................................     0.02       0.23       0.01       0.10       0.02
         Basic - Extraordinary gain .....................       --         --         --       0.01       0.35
         Basic - Change in accounting ...................       --         --         --       0.06         --
         Basic earnings per share .......................     0.02       0.23       0.01       0.17       0.37
         Diluted earnings per share from continuing
         operations .....................................     0.02       0.23       0.01       0.10       0.02
         Diluted - Extraordinary gain ...................       --         --         --       0.01       0.34
         Diluted - Change in accounting .................       --         --         --       0.06         --
         Diluted earnings per share .....................   $ 0.02    $  0.23    $  0.01    $  0.17    $  0.36
         Shares used in computing basic earnings
            per share(1) ................................    9,375      9,568      9,375      9,375     12,571
         Shares used in computing diluted
            earnings per share(1) .......................    9,375      9,568      9,375      9,375     12,841

      (1) Historical share count and related information in this Form 10-K has been revised to reflect the (a) 10,204.08 for 1 stock split implemented on September 26, 2002 and (b) net 1 for 4 reverse stock split implemented on July 9, 2003.

                                                                       Year Ended December 31,
                                                         --------------------------------------------------
                                                          1999       2000       2001       2002       2003
                                                         ------    -------    -------    -------    -------
                                                                          (in thousands)
      Consolidated Balance Sheet Data:
         Cash and cash equivalents and short
            term investments .........................   $  340    $ 1,219    $ 1,133    $   939    $ 8,990
         Working capital .............................      569      2,793      2,111      2,946     12,577
         Total assets ................................      961      4,806      6,898      8,572     20,719
         Long-term obligations, less current
            portion ..................................       16         10      1,568      1,402      1,298
         Total stockholders' equity ..................   $  606    $ 2,870    $ 2,908    $ 4,508    $16,185

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, set forth in this Item 7 has been revised to reflect the restatements described in the Explanatory Note above, as well as to incorporate certain conforming changes. Apart from these revisions, this MD&A (including the safe harbor for forward-looking statements) does not reflect events and developments subsequent to December 31, 2003.

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

      For accounting purposes, Young Design is treated as the acquirer since it had voting control and majority representation on the Board of Directors after the merger with Telaxis. In addition, it was the larger of the two entities and had substantially greater operating revenue (Telaxis had virtually no revenue). The financial statements presented are those of Young Design carried at historical cost. The assets and liabilities of Telaxis had a fair value of $8.1 million as of April 1, 2003. The financial statements reflect the results of operations of Telaxis from April 1, 2003. The cost of the acquisition consisted of 4,177,078 shares of common stock and 695,976 options valued at $3.7 million and acquisition costs of approximately $0.1 million. Accounting for the transaction as a reverse merger resulted in an excess of net assets over book value of $4.3 million. The valuation of the stock was based on the average closing price for the five days preceding the acquisition.

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

                                                                Years Ended
                                                                December 31
                                                               --------------
                                                               2003      2002
                                                               ----      ----

            Sales .........................................     100%      100%
            Cost of sales .................................      58        61
                                                               ----      ----

            Gross profit ..................................      42        39
            Operating expenses
                Selling ...................................       8        12
                General and administrative ................      26        18
                Research and development ..................       6         2
                                                               ----      ----

                    Total operating expenses ..............      40        32
                                                               ----      ----

            Operating income ..............................       2         7
            Other income ..................................      --         1
            Income taxes ..................................      (1)       (4)

            Extraordinary gain and change in accounting ...      16         4
                                                               ----      ----

            Net Income ....................................      17%        8%
                                                               ====      ====

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

      General and Administrative Expenses

      General and administrative expenses consist primarily of employee salaries, benefits and associated costs for information systems, finance, legal, and administration of a public company. General and administrative expenses increased to $7.1 million for the year ended December 31, 2003 from $3.6 million for the year ended December 31, 2002 or 97%. The increase of approximately $3.5 million is made up of several significant expenses mostly attributable to Young Design's business combination with Telaxis on April 1, 2003. In order of magnitude are the following expense elements and their individual impact: (1) salaries and fringes increased approximated $0.9 million, (2) Directors and Officers insurance as well as property and casualty insurance increased approximated $0.7 million, (3) additional rents, maintenance and utilities on new facilities increased approximated $0.7 million, (4) professional, legal, and accounting fees increased approximated $0.6 million, and (5) bad debt increased approximately $0.3 million, but on significantly higher revenue. For 2003, bad debt expense was 2.4% of revenue as compared to 1.8% for 2002. Management has put in place procedures to monitor our expense categories to help reduce general and administrative expenses for 2004.

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

      Extraordinary gain

      The extraordinary gain was due to the immediate recognition into income of negative goodwill of $4.3 million related to the Telaxis combination in accordance with SFAS No. 141.

Years Ended December 31, 2002 and 2001

      The following table provides statement of operations data as a percentage of sales for the periods presented.

                                                               Years Ended
                                                               December 31,
                                                              -------------
                                                              2002     2001
                                                              ----     ----

            Sales .........................................    100%     100%
            Cost of sales .................................     61       65
                                                              ----     ----

            Gross profit ..................................     39       35
            Operating expenses
                Selling ...................................     12       16
                General and administrative ................     18       17
                Research and development ..................      2        3
                                                              ----     ----

                    Total operating expenses ..............     32       36
                                                              ----     ----

            Operating income ..............................      7       (1)
            Other income ..................................      1        1
            Income taxes ..................................      4        1

            Extraordinary gain and change in accounting ...      4       --
                                                              ----     ----

            Net Income ....................................      8%       1%
                                                              ====     ====

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

Liquidity and Capital Resources

      At December 31, 2003, we had cash and cash equivalents of $9.0 million. For the year ended December 31, 2003, cash used by operations was $0.2 million. We currently are meeting all of our working capital needs through internally generated cash from operations. We do this through active cash management such as matching our Days Payable Outstanding (DPO) with our Days Sales Outstanding
(DSO). Currently, both DPO and DSO are between 31 and 33 days. In addition, approximately 25 - 30% of our sales are paid prior to shipment, by credit card, wire transfer, or letter of credit, which increases cash flow and decreases credit risk and bad debt expense. We see no immediate requirement over the next twelve months for external financing to fund our day-to-day normal operations, which includes sales and marketing, research and development and general and administrative expenses on our core business.

      For the year ended December 31, 2003, cash provided by investing activities was $6.7 million. The increase in cash relates primarily to the $7.4 million of cash from the Telaxis combination and $0.4 million in proceeds from the sale of assets held for sale. This was offset by net purchases of securities in the amount of $0.5 million and the purchase of intangibles in the amount of $0.6 million.

      Cash provided by financing activities was $1.5 million for the year ended December 31, 2003. We issued 500,000 shares of stock for net proceeds of $1.9 million in December 2003. It is anticipated that these funds will be used in future strategic acquisitions as the wireless industry continues to consolidate. In addition, current and former employees exercised stock options and accounted for $0.2 million in proceeds. Net debt repayments accounted for a use of $0.6 million.

      Our long-term financing requirements depend upon our growth strategy, which relates primarily to our desire to increase revenue both domestically as well as internationally. One of the biggest obstacles to success is bringing new products to the market in a timely fashion. The new products or product lines may be designed and developed internally, but often it is more cost effective to acquire product offerings from competitors to reduce the time to market factor. Our current funding levels may have to be supplemented through our existing bank line of credit ( $2 million), new bank debt financing, public debt or equity offerings, or other means, depending upon our desired rate of future growth.

      In 2000, Telaxis accrued the remaining lease obligation for office space in Texas when it determined it would not occupy the space. We reduce the accrued liability as we make monthly lease payments. As December 31, 2003, the remaining lease liability is $0.2 million.

      Debt, Covenant Compliance and Liquidity

      We have a $2.0 million line of credit with Bank of America. We have not used this line of credit as of December 31, 2003. This line of credit is collateralized by a $2.0 million Certificate of Deposit.

      We have the following contractual obligations and commercial commitments as of December 31, 2003:

                                                                Payments due by period
                                             -----------------------------------------------------------
                                                        Less than       1 -3         4 - 5       After 5
                                              Total       1 year        years        years        years
                                             ------     ---------      ------       ------       -------
Line of credit .......................       $   --       $   --       $   --       $   --       $   --
                                             ======       ======       ======       ======       ======

                                                    Payments due by period (numbers in thousands)
                                             -----------------------------------------------------------
                                                        Less than       1 -3         4 - 5       After 5
                                              Total       1 year        years        years        years
                                             ------     ---------      ------       ------       -------
Operating leases - buildings .........       $3,133       $  624       $1,234       $  619       $  656
Notes payable ........................        1,406          108          342          228          728
Operating leases - equipment .........          105          105           --           --           --
Employment Contracts .................          689          689           --           --           --
                                             ------       ------       ------       ------       ------
Total contractual cash obligations ...       $5,333       $1,526       $1,576       $  847       $1,384
                                             ======       ======       ======       ======       ======

      The above table includes the $1.4 million of principal for the Merry Fields' mortgage and the lease payments from YDI to Merry Fields. The lease payments are the source of cash for Merry Fields to repay the mortgage. The mortgage is the responsibility of Merry Fields; however, we guarantee full payment of this mortgage.

      Impact of Recently Issued Accounting Standards

      In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The Interpretation states that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted the Interpretation on December 31, 2002.

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

      As of December 31, 2003, we had cash and cash equivalents of $9.0 million. All these funds are on deposit in short-term accounts with two national banking organizations. Therefore, we do not perceive significant down side exposure should interest rates go even lower. However, if interest rates were to increase, we would expect to realize a corresponding benefit. The primary risk to loss of principal is the fact that these balances are only insured by the Federal Deposit Insurance Corporation up to $100,000 per bank. At December 31, 2003, the uninsured portion totaled approximately $8.8 million. We guarantee the Merry Fields, LLC debt. The interest rate on the loan is fixed. Therefore fluctuations in interest rates would not impact the financial statements.

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

Item 8. Financial Statements and Supplementary Data.

      The information set forth in this Item 8 has been revised to reflect the restatements described in the Explanatory Note above. Apart from these revisions, this information does not reflect events and developments subsequent to December 31, 2003.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Independent Auditors' Reports ............................................   39
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets ..............................................   41
Consolidated Statements of Operations ....................................   42
Consolidated Statement of Changes in Stockholders' Equity ................   43
Consolidated Statements of Cash Flows ....................................   44
Notes to Consolidated Financial Statements ...............................   45
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
Schedule II - Valuation and Qualifying Accounts ..........................   63

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

As more fully described in Note 19, the Company has restated its financial statements to adjust the accounting for the reverse acquisition with Telaxis Communications Corporation.


/s/ BDO Seidman, LLP

Bethesda, Maryland
January 23, 2004 (Except for Note 19, as to which the date is March 16, 2004)

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


/s/ Hoffman, Fitzgerald and Snyder, P.C.

McLean, Virginia
February 10, 2003
(July 9, 2003 as to Note 2)

                               YDI WIRELESS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                            YDI              Young
                                                                                       Wireless, Inc.     Design, Inc.
                                                                                       --------------     ------------
                                                                                                 December 31,
                                                                                       -------------------------------
                                                                                             2003             2002
                                                                                           -------          -------
Assets
Current assets:
   Cash and cash equivalents ........................................................      $ 8,990          $   939
   Accounts receivable, net .........................................................        2,511            1,686
   Refundable income taxes ..........................................................          226               --
   Inventory ........................................................................        3,134            2,386
   Investment securities - trading ..................................................           --                4
   Deferred tax asset ...............................................................           --              142
   Assets held for sale .............................................................          790               --
   Prepaid expenses .................................................................          162              451
                                                                                           -------          -------

        Total current assets ........................................................       15,813            5,608

Property and equipment, net .........................................................        1,747            1,823

Other Assets:
   Investment in unconsolidated subsidiaries ........................................           --               36
   Investment securities - available-for-sale .......................................        2,627              841
   Intangible assets, net ...........................................................          483                9
   Deferred tax asset ...............................................................           --              245
   Deposits .........................................................................           49               10
                                                                                           -------          -------

        Total other assets ..........................................................        3,159            1,141
                                                                                           -------          -------

        Total assets ................................................................      $20,719          $ 8,572
                                                                                           =======          =======

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses ............................................      $ 3,023          $ 2,158
   Current maturities of notes payable ..............................................          213              495
   Current deposit - non-refundable .................................................           --                9
                                                                                           -------          -------

        Total current liabilities ...................................................        3,236            2,662

Notes payable, net of current maturities ............................................        1,298            1,402
                                                                                           -------          -------

        Total liabilities ...........................................................        4,534            4,064

Commitments and contingencies .......................................................           --               --

Stockholders' Equity
   Preferred stock, $0.01 par value; authorized 4,500,000, none issued at
     December 31, 2003; none authorized, none issued at December 31, 2002 ...........           --               --
   Common stock, $0.01 par value, 100,000,000 shares authorized, 14,179,882 and
     9,375,000 issued and outstanding at December 31, 2003 and 2002, respectively ...          142               94
   Additional paid-in capital .......................................................        6,173              357
   Retained earnings ................................................................        8,673            4,066
   Accumulated other comprehensive income:
     Net unrealized gain/(loss) on available-for-sale securities ....................        1,197               (9)
                                                                                           -------          -------

        Total stockholders' equity ..................................................       16,185            4,508
                                                                                           -------          -------

        Total liabilities and stockholders' equity ..................................      $20,719          $ 8,572
                                                                                           =======          =======

   The accompanying notes are an integral part of these financial statements.

                               YDI WIRELESS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE YEARS ENDED
                 (In thousands, except share and per share data)

                                                                           YDI Wireless,        Young Design,        Young Design,
                                                                                Inc.                 Inc.                 Inc.
                                                                           -------------        -------------        -------------
                                                                                                December 31,
                                                                           ------------------------------------------------------
                                                                               2003                 2002                 2001
                                                                           ------------         ------------         ------------
Revenues .............................................................     $     27,241         $     20,304         $     14,314

Cost of goods sold ...................................................           15,714               12,376                9,286
                                                                           ------------         ------------         ------------

    Gross profit .....................................................           11,527                7,928                5,028

Operating expenses:
    Selling costs ....................................................            2,204                2,366                2,322
    General and administrative .......................................            7,090                3,640                2,365
    Research and development .........................................            1,704                  424                  371
                                                                           ------------         ------------         ------------

        Total operating expenses .....................................           10,998                6,430                5,058
                                                                           ------------         ------------         ------------

Operating income (loss) ..............................................              529                1,498                  (30)

Other income (expenses):
    Interest income ..................................................              128                   22                   56
    Interest expense .................................................             (149)                (131)                (173)
    Equity method loss from unconsolidated subsidiaries ..............               --                 (181)                 (44)
    Contract cancellation income .....................................               --                  564                   --
    Other income (expenses) ..........................................               53                  (10)                 207
                                                                           ------------         ------------         ------------

        Total other income (expenses) ................................               32                  264                   46
                                                                           ------------         ------------         ------------

Income before income taxes, extraordinary gain, cumulative effect
    of accounting change, and minority interests .....................              561                1,762                   16

    Provision (benefit) for income taxes .............................              261                  752                  (78)
                                                                           ------------         ------------         ------------

Income (loss) before extraordinary gain, cumulative effect of
     accounting change, and minority interests .......................              300                1,010                   94

Extraordinary gain (net of income taxes of $0) .......................            4,347                   89                   --

Cumulative effect of accounting change (net of income taxes of $0) ...               --                  526                   --
                                                                           ------------         ------------         ------------

Income before minority interests .....................................            4,647                1,625                   94

    Minority interests in (gains) losses of subsidiaries .............               --                  (63)                  31
                                                                           ------------         ------------         ------------

Net income ...........................................................     $      4,647         $      1,562         $        125
                                                                           ============         ============         ============

Weighted average shares - basic ......................................       12,570,845            9,375,000            9,375,000
                                                                           ============         ============         ============

    EPS, basic .......................................................     $       0.37         $       0.17         $       0.01
                                                                           ============         ============         ============

Weighted average shares - diluted ....................................       12,840,969            9,375,000            9,375,000
                                                                           ============         ============         ============

    EPS, diluted .....................................................     $       0.36         $       0.17         $       0.01
                                                                           ============         ============         ============

Pro forma amounts assuming the new accounting method is applied retroactively:

Income (loss) before income taxes, extraordinary gain,
    cumulative effect of accounting change and minority interests ....     $        300         $      1,010         $        (57)
                                                                           ============         ============         ============

Net income ...........................................................     $      4,647         $      1,123         $        565
                                                                           ============         ============         ============

Weighted average shares - basic ......................................       12,570,845            9,375,000            9,375,000
                                                                           ============         ============         ============

    EPS, basic .......................................................     $       0.37         $       0.12         $       0.06
                                                                           ============         ============         ============

Weighted average shares - diluted ....................................       12,840,969            9,375,000            9,375,000
                                                                           ============         ============         ============

    EPS, diluted .....................................................     $       0.36         $       0.12         $       0.06
                                                                           ============         ============         ============

   The accompanying notes are an integral part of these financial statements.

                               YDI WIRELESS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                                                                                                        Accumulated
                                                   Common Stock            Additional                      Other
                                            --------------------------      Paid-in        Retained    Comprehensive
                                               Shares         Amount        Capital        Earnings    (Loss) Income      Total
                                            -----------    -----------    -----------    -----------   -------------   -----------
Balance at December 31, 2000 ............     9,566,328    $        96    $       345    $     2,429    $        --    $     2,870
Purchase of Common Stock ................      (191,328)            (2)           (14)            --             --            (16)
Increase in equity from sale of shares ..            --             --             46             --             --             46
Distributions to Merry Fields' members ..            --             --             --            (50)            --            (50)
Consolidation of Merry Fields as of
    January 1, 2001 .....................            --             --            (20)            --             --            (20)
Comprehensive income:
   Net income ...........................            --             --             --            125             --            125
   Unrealized gain on investments .......            --             --             --             --            (47)           (47)
                                            -----------    -----------    -----------    -----------    -----------    -----------

   Total comprehensive income ...........            --             --             --            125            (47)            78
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balances, December 31, 2001 .............     9,375,000    $        94    $       357    $     2,504    $       (47)   $     2,908

Comprehensive income:
   Net income ...........................            --             --             --          1,562             --          1,562
   Unrealized gain on investments .......            --             --             --             --             38             38
                                            -----------    -----------    -----------    -----------    -----------    -----------

   Total comprehensive income ...........            --             --             --          1,562             38          1,600
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balances, December 31, 2002 .............     9,375,000    $        94    $       357    $     4,066    $        (9)   $     4,508

Merger with Telaxis .....................     4,177,078             42          3,697             --             --          3,739
Exercise of stock options and warrants ..       127,804              1            218             --             --            219
Issuance of common stock, net of costs ..       500,000              5          1,901                                        1,906
Distribution to Merry Fields members ....            --             --             --            (40)            --            (40)
Comprehensive income:
   Net income ...........................            --             --             --          4,647                         4,647
   Unrealized gain on investments .......            --             --             --             --          1,206          1,206
                                            -----------    -----------    -----------    -----------    -----------    -----------

     Total comprehensive income .........            --             --             --          4,647          1,206          5,853
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balances, December 31, 2003 .............    14,179,882    $       142    $     6,173    $     8,673    $     1,197    $    16,185
                                            ===========    ===========    ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                               YDI WIRELESS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED
                                 (in thousands)

                                                                                   YDI Wireless,   Young Design,   Young Design,
                                                                                        Inc.           Inc.             Inc.
                                                                                   -------------   -------------   -------------
                                                                                                    December 31,
                                                                                   ---------------------------------------------
                                                                                        2003            2002            2001
                                                                                      -------         -------         -------
Cash flows from operating activities:
   Net income ................................................................        $ 4,647         $ 1,562         $   125
      Depreciation and amortization ..........................................            183             131             104
      Loss on disposal of property and equipment .............................             24              --              --
      Realized (gain) loss on trading and available-for-sale securities ......            (92)              4              (9)
      Loss on write-down of investment in unconsolidated subsidiary ..........             36              --              --
      Equity method loss from unconsolidated subsidiaries ....................             --             181              44
      Unrealized gain (loss) on sale of assets or trading securities .........             --              --             (43)
      Amortization of excess of acquired net assets over cost ................             --              --            (150)
      Cumulative effect of accounting change .................................             --            (526)             --
      Loss on write down of assets held for sale .............................            200              --              --
      Deferred income tax ....................................................            387             580             (78)
      Extraordinary gain .....................................................         (4,347)            (89)             --
      Changes in assets and liabilities affecting operations:
        Accounts receivable, net .............................................           (825)           (805)            543
        Inventory ............................................................           (748)           (794)            851
        Deposits .............................................................            (21)             (3)             (1)
        Prepaid expenses .....................................................            697            (432)             70
        Refundable income taxes ..............................................           (226)             --              --
        Accounts payable and accrued expenses ................................            (71)            886             413
        Income taxes payable .................................................             --              --          (1,315)
        Contract deposit - nonrefundable .....................................             --            (551)             (8)
        Customer order deposits ..............................................             (9)             --            (114)
        Minority interests ...................................................             --              63             (31)
                                                                                      -------         -------         -------

              Net cash provided by (used in) operating activities ............           (165)            207             401
                                                                                      -------         -------         -------

Cash flows from investing activities:
   Proceeds on disposal of property and equipment ............................             10              --              --
   Purchase of securities ....................................................           (726)           (686)           (456)
   Purchase of property and equipment ........................................            (30)            (16)           (348)
   Purchase of intangible assets .............................................           (585)             --             (25)
   Sale of securities ........................................................            242              11             143
   Sale of assets held for sale ..............................................            415              --              47
   Cash received with purchase of Telaxis ....................................          7,421              --              --
   Cash received with purchase of Zeus .......................................             --              --              38
   Cash received with consolidation of Merry Fields ..........................             --              --              31
   Advances to affiliate .....................................................             --              --             207
                                                                                      -------         -------         -------

        Net cash (used in) provided by investing activities ..................          6,747            (691)           (363)
                                                                                      -------         -------         -------

Cash flows from financing activities:
   Distributions to Merry Fields members .....................................            (40)             --             (50)
   Exercise of stock options .................................................            219              --              --
   Issuance of common stock ..................................................          1,906              --              --
   Repurchase of common stock ................................................             --              --             (16)
   Payment of security deposit ...............................................             --              --            (240)
   Issuance of notes payable .................................................            500           2,336             967
   Repayment of notes payable ................................................         (1,116)         (2,046)           (784)
                                                                                      -------         -------         -------

        Net cash provided by (used in) financing activities ..................          1,469             290            (123)
                                                                                      -------         -------         -------

Net increase (decrease) in cash ..............................................          8,051            (194)            (85)
Cash, beginning of period ....................................................            939           1,133           1,218
                                                                                      -------         -------         -------

Cash, end of period ..........................................................        $ 8,990         $   939         $ 1,133
                                                                                      =======         =======         =======

Supplemental disclosure of cash flow information:
   Cash paid for interest ....................................................        $   149         $   130         $   173
                                                                                      =======         =======         =======
   Income taxes paid .........................................................        $    90         $   163         $ 1,315
                                                                                      =======         =======         =======
   Assets acquired with liabilities in Zeus purchase .........................        $    --         $    --         $ 1,643
                                                                                      =======         =======         =======
   Stock issued in Telaxis merger ............................................        $ 3,739         $    --         $    --
                                                                                      =======         =======         =======
   Non-cash assets received with Merry Fields consolidation ..................        $    --         $    --         $ 1,597
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

            Cash ..........................................        $ 31
            Deferred tax assets ...........................         896
            Inventory .....................................         586
            Non-cash assets ...............................         168
            Accounts payable and accrued expenses .........         379
            Nonrefundable contract deposit ................         568
            Excess of acquired net assets over cost .......        $677

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

      Merry Fields, LLC ("Merry Fields") was formed by certain shareholders of Young Design under the laws of the State of Delaware on August 11, 2000. Merry Fields owns the property and land leased to Young Design for its principal operations. In accordance with FIN 46, Merry Fields, LLC is a Variable Interest Entity and therefore, Merry Fields is consolidated with YDI Wireless, Inc.

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

      For financial reporting purposes, Young Design was treated as the acquiring company and the transaction was accounted for as a reverse merger. In addition, Young Design had substantially more revenue (Telaxis had virtually no operating revenue). Young Design had voting control and majority representation on the Board of Directors after the merger with Telaxis. The financial statements contained herein are those of Young Design carried forward at historical cost.

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

      Investments - Equity Method

      Investments in common stock, generally at privately held companies, are accounted for under the equity or cost method based on the Company's ownership interest and degree of control or influence. Generally, the Company uses the equity method when the Company's ownership interest is 20% or greater.

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

      Intangible Assets

      Intangible assets subject to amortization are substantially all associated with intellectual property. Amortization is computed using the straight-line method over three years, which is the estimated useful life, based on the Company's assessment of technological obsolescence, of the respective assets. Amortization expense for the years ended December 31, 2003, 2002, and 2001 totaled approximately $111,000, $11,000, and $5,000 respectively.

      Income Taxes

      The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. The principal differences are net operating loss carry forwards, property and equipment, allowance for doubtful accounts, inventory reserves, and accruals.

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

      Excess of Acquired Net Assets Over Cost

      The excess of acquired net assets over cost, recognized in income in 2002, resulted from the acquisition of Zeus in 2001. The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets purchased and the liabilities assumed based on the estimated fair values at the date of the acquisition. The Company recognized $526,000 of excess acquired net assets over cost during 2002 in accordance with SFAS No. 141, "Business Combinations."

      The excess of acquired net assets over cost, recognized in 2003, resulted from the acquisition of Telaxis. The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets purchased and the liabilities assumed based on the estimated fair values at the date of the acquisition. The Company recognized the entire $4,347,000 of excess acquired net assets over cost as an extraordinary gain in the second quarter 2003 in accordance with SFAS No. 141, "Business Combinations" in conjunction with completing the acquisition on April 1, 2003.

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

      If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income per share would have been changed to the pro forma amount indicated below:

         (in thousands, except per share amounts)                               December 31,
                                                                         ------------------------
                                                                            2003          2002
                                                                         ----------    ----------
         Net Income attributable to common stockholders, as
             reported: ..............................................    $    4,647    $    1,562
         Less: Total stock based employee compensation expense
             determined under the fair value based method for all
             awards .................................................         1,129           185
                                                                         ----------    ----------

         Pro forma net income attributable to common
             stockholders ...........................................    $    3,518    $    1,377
                                                                         ==========    ==========

         Basic net income per common share, as reported .............    $     0.37    $     0.17
                                                                         ==========    ==========
         Basic net income per common share, pro forma ...............    $     0.28    $     0.15
                                                                         ==========    ==========
         Diluted net income per common share, as reported ...........    $     0.36    $     0.17
                                                                         ==========    ==========
         Diluted net income per common share, pro forma .............    $     0.27    $     0.15
                                                                         ==========    ==========

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

      Recent Accounting Pronouncements

      In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The Interpretation states that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted the Interpretation on December 31, 2002.

      In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities". The Interpretation addresses consolidation by business enterprises of variable interest entities and provides guidance on the identification of variable interest entities that are subject to consolidation requirements by a business enterprise. A variable interest entity subject to consolidation requirements is an entity that does not have sufficient equity at risk to finance its operations without additional support from third parties and the equity investors in the entity lack certain characteristics of a controlling financial interest as defined in the guidance. Merry Fields, LLC is a Variable Interest Entity, therefore Merry Fields is consolidated with YDI Wireless, Inc. Previously, Merry Fields was consolidated in 2001 based on EITF 90-15. Currently the Company does not believe that adoption of FIN 46 will have an impact on its financial statements.

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

3.    Inventory

      (in thousands)                                     December 31,
                                                      -------------------
                                                        2003        2002
                                                      -------     -------
      Raw Materials ..............................    $   574     $   502
      Work in process ............................         26           9
      Finished goods .............................      2,734       2,051
                                                      -------     -------
                                                        3,334       2,562
      Allowance for excess and obsolescence ......       (200)       (176)
                                                      -------     -------
      Net Inventory ..............................    $ 3,134     $ 2,386
                                                      =======     =======

4.    Investment Securities - Trading

      The Company holds the following investments classified as trading with a fair market value as follows as of December 31,:

      (in thousands)                                       2003       2002
                                                          -----      -----
      Equity securities ............................      $  --      $   4
                                                          =====      =====

      The net gains (losses) on trading securities included in earnings are as follows:

      (in thousands)                             2003      2002       2001
                                                -----     -----      -----
      Equity securities ...................     $  --     $  (4)     $   9
                                                =====     =====      =====

      Proceeds from the sale of trading securities were $0, $11,000, and $143,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

5.    Investment Securities - Available-For-Sale

      The Company owned 199,618 unregistered shares and 270,632 registered shares as of December 31, 2003 and 184,618 unregistered shares and 238,893 registered shares as of December 31, 2002 of Phazar Corporation. In addition, the Company owned 72,800 registered shares of RF Industries as of December 31, 2002.

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

                                                  December 31,
                                  ---------------------------------------------
            (in thousands)                2003                     2002
                                  ---------------------   ---------------------
                                               Carrying                Carrying
                                  Cost Basis    Value     Cost Basis    Value
                                  ----------   --------   ----------   --------

      Fixed income ...........      $  600      $  609      $   --      $   --
      Spectrum ...............          10          10          10          10
      RF Industries ..........          --          --         145         153
      Phazar .................         794       2,008         700         678
                                    ------      ------      ------      ------
                                    $1,404      $2,627      $  855      $  841
                                    ======      ======      ======      ======

      The net gains (losses) on available-for-sale securities included in earnings are as follows:

      (in thousands)                      2003          2002          2001
                                         -----         -----         -----
      Equity securities ........         $  92         $  --         $  --
                                         =====         =====         =====

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

      (in thousands)                               December 31,
                                    ------------------------------------------
                                            2003                  2002
                                    --------------------  --------------------
                                                Carrying              Carrying
                                    Cost Basis   Value    Cost Basis   Value
                                    ----------  --------  ----------  --------
      Excurro ....................      $50       $--        $50        $36
                                        ===       ===        ===        ===

7.    Property and Equipment

      Property and equipment consisted of the following (in thousands):

      (in thousands)                                      December 31,
                                                      -------------------
                                                        2003        2002
                                                      -------     -------
      Land .......................................    $   522     $   521
      Building and improvements ..................      1,377       1,377
      Automobiles ................................         22          37
      Furniture and equipment ....................         --          96
      Lab equipment ..............................        146         133
                                                      -------     -------
                                                        2,067       2,164
              Less: accumulated depreciation .....       (320)       (341)
                                                      -------     -------
      Property and equipment, net ................    $ 1,747     $ 1,823
                                                      =======     =======

      Depreciation expense totaled approximately $72,000, $120,000, and $99,000, respectively for the periods ended December 31, 2003, 2002, and 2001.

8.    Income Taxes

      (in thousands)                                   December 31,
                                                -------------------------
                                                 2003      2002      2001
                                                -----     -----     -----

      Current tax (benefit) expense
           Federal .........................    $(112)    $ 145     $  --
           State ...........................      (14)       27        --
                                                -----     -----     -----
                                                 (126)      172        --
                                                -----     -----     -----
      Deferred tax expense (benefit)
           Federal .........................      344       489       (70)
           State ...........................       43        91        (8)
                                                -----     -----     -----
                                                  387       580       (78)
                                                -----     -----     -----
                                                $ 261     $ 752     $ (78)
                                                =====     =====     =====

      The components of the net deferred tax assets (liabilities) at December 31, 2002 and 2001 are as follows (in thousands):

                                                                  December 31,
                                                                ---------------
                                                                 2003      2002
                                                                -----     -----
      Current net deferred tax assets (liabilities):
           Allowance for doubtful accounts .................    $  82     $  70
           Inventory valuation allowance ...................       80        67
           Unrealized (gain) loss on investments ...........     (482)        5
           Accruals .......................................       270        --
           Net operating loss carryforwards ................      177        --
                                                                -----     -----
                                                                  127       142
      Valuation allowance ..................................     (127)       --
                                                                -----     -----
                                                                $  --     $ 142
                                                                =====     =====

      Non-current net deferred tax assets (liabilities):
           Start up costs ..................................    $  --     $ 118
           Accruals ........................................       93        --
           Depreciable assets ..............................      (93)      127
                                                                -----     -----
                                                                   --       245
      Valuation allowance ..................................       --        --
                                                                -----     -----
                                                                $  --     $ 245
                                                                =====     =====

      The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before income taxes, extraordinary gain, cumulative effect of accounting change and minority interests. The items causing this difference are as follows:

      (in thousands)                                       2003      2002      2001
                                                          -----     -----     -----
      Tax expense (benefit) at U.S. statutory rate ...    $ 191     $ 599     $   5
      State income taxes .............................       22        70         1
      Equity method loss .............................       --        69        17
      Amortization/recognition of negative goodwill ..       --        --       (57)
      Merry Fields, LLC income .......................      (49)      (28)      (13)
      Change in valuation allowance ..................      127        --        --
      Other differences ..............................      (30)       42       (31)
                                                          -----     -----     -----
      Provision (benefit) for income taxes ...........    $ 261     $ 752     $ (78)
                                                          =====     =====     =====

      The income tax expense for the year ended December 31, 2003 primarily relates to the increase in the valuation allowance associated with the deferred tax assets since the Company cannot accurately predict when the Company will generate taxable income to utilize these assets. The income tax expense for the year ended December 31, 2002 relates primarily to effective marginal tax rate of 42%. The Company has approximately $0.4 million in net operating losses available through 2018.

9.    Notes Payable

      Notes payable consisted of the following at December 31:

      (in thousands)                                                                2003      2002
                                                                                   ------    ------
         In May 2002, Young Design executed a $750,000 note
         payable with a financial institution related to the bulk
         purchase of inventory. The note was non-interest bearing
         and required four (4) calendar quarter payments of
         $187,500 through June 30, 2003 .......................................    $   --    $  375

         In May 2002, Merry Fields executed a loan consolidation and refinance agreement with a financial institution for a term loan of $1,565,374 collateralized by the building and land with a book value of $1,527,362 in Falls Church, Virginia. The loan requires monthly payments of $18,781 consisting of principal and interest
         The loan bears interest at 7.34% per annum and matures
         on May 31, 2012 ......................................................     1,406     1,522

         In December 2003, the Company executed a $2.0 million line of credit with a financial institution. This line of credit is collateralized by a $2.0 million certificate of deposit. The line of credit bears interest at the prime rate and interest is
         due monthly ..........................................................        --        --

      Other ...................................................................       105        --
                                                                                   ------    ------
                                                                                    1,511     1,897
                 Current portion ..............................................       213       495
                                                                                   ------    ------
                                                                                   $1,298    $1,402
                                                                                   ======    ======

                  2004 .......................          $  213
                  2005 .......................             113
                  2006 .......................             122
                  2007 .......................             133
                  2008 .......................             145
                  Thereafter .................             785
                                                        ------
                                                        $1,511
                                                        ======

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

      Schedule of Commercial Commitments

      Aggregate maturities of the operating leases, exclusive of the Merry Fields lease, are as follows as of December 31, 2003.

                  2004 .......................          $  580
                  2005 .......................             429
                  2006 .......................             429
                  2007 .......................             258
                  2008 .......................             258
                  Thereafter .................             258
                                                        ------
                                                        $2,212
                                                        ======

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

12.   Stockholders Equity

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

      The Company has issued warrants for its common stock as follows:

                                                         Warrants Outstanding
                                                  ----------------------------------
                                                                         Per Unit
                                                  Number of Shares    Exercise Right
                                                  ----------------    --------------
      Outstanding December 31, 2002 ........               --          $         --

           Telaxis warrants ................          432,318          $2.08 - 8.64
           Warrants exercised ..............           18,498          $       2.08
           Warrants expired/canceled .......           22,401          $2.08 - 8.64
                                                      -------          ------------

      Outstanding December 31, 2003 ........          391,419          $       2.08
                                                      =======          ============

                              Expiration Date                 Number of Warrants
                        ----------------------------          ------------------
                        September 2006 .............                298,033
                        July 2007 ..................                 93,386

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

      A summary of the option activity is as follows:

                                                     Options Outstanding
                                              ---------------------------------
                                                                    Per Share
                                              Number of Shares   Exercise Price
                                              ----------------   --------------

      Outstanding December 31, 2000 ....                --       $           --
           Options granted .............                --       $           --
           Options exercised ...........                --       $           --
           Options expired/canceled ....                --       $           --
                                                  --------       --------------

      Outstanding December 31, 2001 ....                --       $           --
           Options granted .............           446,875       $1.60
           Options exercised ...........                --       $           --
           Options expired/canceled ....            (2,187)      $1.60
                                                  --------       --------------

      Outstanding December 31, 2002 ....           444,688       $1.60
           Telaxis options .............           695,976       $1.60 - 161.00
           Options granted .............            66,250       $0.92 - 5.30
           Options exercised ...........          (121,151)      $1.52 - 4.00
           Options expired/canceled ....          (316,034)      $1.60 - 161.00
                                                  --------       --------------
      Outstanding December 31, 2003 ....           769,729       $0.92 - 161.00
                                                  ========       ==============

      A summary of the stock options outstanding and exercisable as of December 31, 2003 is as follows:

                    Options Outstanding                           Options Exercisable
      -----------------------------------------------      --------------------------------
                                            Weighted
                                            Average
         Weighted                           Remaining         Weighted
         Average             Number           Life             Average             Number
      Exercise Price       Outstanding       (years)       Exercise Price       Outstanding
      -----------------------------------------------      --------------------------------
       $0.00 - 2.00          307,600           4.5          $0.00 - 2.00          223,661

       $2.01 - 4.00          288,981           6.5          $2.01 - 4.00          281,988

       $4.01 - 6.00           70,321           7.6          $4.01 - 6.00           57,794

       $  over 6.00          102,827           6.0          $  over 6.00          101,084
      -------------------------------------------------------------------------------------

13.   Earnings per share:

                                                                                           December 31,
                                                                            -------------------------------------------
                                                                                2003            2002            2001
                                                                            -----------     -----------     -----------
      Numerator (in thousands)
        Income from continuing operations .............................     $       300     $       947     $       125

        Extraordinary item ............................................           4,347              89              --

        Change in accounting ..........................................              --             526              --
                                                                            -----------     -----------     -----------
        Net income ....................................................     $     4,647     $     1,562     $       125
                                                                            ===========     ===========     ===========

      Denominator - weighted average shares:

        Denominator for basic earnings per share ......................      12,570,845       9,375,000       9,375,000

        Dilutive effect of stock options ..............................         270,124              --              --
                                                                            -----------     -----------     -----------

        Denominator for diluted earnings per share ....................      12,840,969       9,375,000       9,375,000
                                                                            ===========     ===========     ===========

        Basic earnings per share from continuing operations ...........     $      0.02     $      0.10     $      0.01

        Basic earnings per share - Extraordinary item .................     $      0.35     $      0.01     $        --

        Basic earnings per share - change in accounting ...............     $        --     $      0.06     $        --
                                                                            -----------     -----------     -----------

        Basic earnings per share ......................................     $      0.37     $      0.17     $      0.01
                                                                            ===========     ===========     ===========

        Diluted earnings (loss) per share before
         extraordinary item and change in accounting ..................     $      0.02     $      0.10     $      0.01

        Diluted earnings per share- Extraordinary item ................     $      0.34            0.01              --

        Diluted earnings per share- Extraordinary item and
         change in accounting .........................................     $        --     $      0.06     $        --
                                                                            -----------     -----------     -----------
        Diluted earnings per share ....................................     $      0.36     $      0.17     $      0.01
                                                                            ===========     ===========     ===========

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

                                                         % of Company Sales
                                                        --------------------
                         Region                         2003    2002    2001
      ----------------------------------------------    ----    ----    ----
      North America (US and Canada) ................     84%     90%     95%

      Latin America (Mexico, Central, South
        America, and Caribbean) ....................      7%      4%      2%

      Asia Pacific (China, Taiwan, Japan, other
        Pacific territories, Australia, New
        Zealand) ...................................      2%      1%      0%

      Europe (Western, Eastern, Russia) ............      3%      2%      1%

      Middle East and Africa (a.k.a. E.M.E.A.) .....      4%      3%      2%

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

      (in thousands)                                     (unaudited)
                                                        December 31,
                                                   ----------------------
                                                     2003          2002
                                                   --------      --------
      Revenue ................................     $ 27,246      $ 20,357
      Net loss ...............................     $ (2,464)     $(10,902)
                                                   ========      ========
         Net loss per common share - basic
           and diluted .......................     $  (0.22)     $  (1.38)
                                                   ========      ========

      Telaxis condensed Balance Sheet at fair market value.

            (in thousands)                               April 1, 2003
                                                         -------------
            Cash and cash equivalents .................     $ 7,421
            Property and equipment (held for sale) ....       1,405
            Other assets ..............................         426
            Liabilities ...............................      (1,166)
                                                            -------
            Net assets acquired .......................     $ 8,086
                                                            =======

16.   Quarterly Financial Data (unaudited)

                                                          Quarter

                                           (in thousands, except per share data)
-----------------------------------------------------------------------------------------------------------------------
2003                                                                      First       Second       Third        Fourth
--------------------------------------------------------------------     --------    --------     --------     --------
Revenue ............................................................     $ 6,436     $ 7,229      $ 8,029      $ 5,547

Gross profit .......................................................       1,998       2,268        4,288        2,973

Income (loss) from continuing operations ...........................         106        (815)       1,053          (44)

Extraordinary gain .................................................          --       4,347           --           --

Net income .........................................................         106       3,532        1,053          (44)

Basic earnings per share from continuing operations ................        0.01       (0.06)        0.08         0.00

Basic earnings per share - extraordinary item ......................          --        0.32           --           --

Basic earnings per share ...........................................        0.01        0.26         0.08         0.00

Diluted earnings per share from continuing operations ..............        0.01       (0.06)        0.07         0.00

Diluted earnings per share - extraordinary item ....................          --        0.32           --           --

Diluted earnings per share .........................................     $  0.01     $  0.26      $  0.07      $  0.00
-----------------------------------------------------------------------------------------------------------------------

                                                          Quarter

                                           (in thousands, except per share data)
-----------------------------------------------------------------------------------------------------------------------
2002                                                                      First       Second       Third        Fourth
--------------------------------------------------------------------     --------    --------     --------     --------
Revenue ............................................................     $ 5,010     $ 4,870      $ 5,139      $ 5,285

Gross profit .......................................................       1,723       1,694        1,920        2,591

Income from continuing operations ..................................         158         359           (4)         434

Extraordinary gain .................................................          --          --           --           89

Change in accounting ...............................................          --          --           --          526

Net income (loss) ..................................................         158         359           (4)       1,049

Basic and diluted earnings per share from continuing operations ....        0.02        0.04         0.00         0.04

Basic and diluted earnings per share - extraordinary gain ..........          --          --           --         0.01

Basic and diluted earnings per share - change in accounting ........          --          --           --         0.06

Basic and diluted earnings per share ...............................     $  0.02     $  0.04      $  0.00      $  0.11
-----------------------------------------------------------------------------------------------------------------------

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

19.   Revision to the financial statements

      The Company previously depreciated certain assets, acquired in the reverse merger with Telaxis, as held for sale and did not considered the selling costs in the determination of the fair market value of the assets held for sale. The financial statements have been adjusted to decrease the fair market value for the $400,000 estimated costs to sell as of April 1, 2003, the date of the reverse merger, and to reverse the depreciation expense of $708,000 related to those assets. Additionally, management determined that an impairment charge of $200,000 was required at December 31, 2003 to record the remaining assets at their current fair market value less costs to sell. The impact of these adjustments was to increase income from operations by $508,000, to decrease other income by $64,000 (representing the reversal of the gain on the sale of certain of these assets) and to decrease the extra-ordinary gain by $400,000.

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

Bethesda, Maryland
January 23, 2004

                                   Schedule II

                              Valuation Allowances

              For the years ended December 31, 2003, 2002 and 2001

                                 (in thousands)

                                               Balance at the
                                                beginning of                               Balance at the end
                                                   period       Additions      Deductions    of the period
                                               --------------   ---------      ----------  ------------------
December 31, 2001:
  Allowance for uncollectible accounts ...         $   --         $   71         $   --          $   71
  Inventory allowance ....................             89            175             --             264
  Deferred tax allowance .................             --             --             --              --
                                                   ------         ------         ------          ------

December 31, 2002:
  Allowance for uncollectible accounts ...         $   71         $  384         $ (270)         $  185
  Inventory allowance ....................            264             11            (99)            176
  Deferred tax allowance .................             --             --             --              --
                                                   ------         ------         ------          ------

December 31, 2003:
  Allowance for uncollectible accounts ...         $  185         $  544         $ (524)         $  205
  Inventory allowance ....................            176             24             --             200
  Deferred tax allowance .................             --          2,143             --           2,143
                                                   ------         ------         ------          ------

Item 9A. Controls and Procedures.

      The information set forth in this Item 9A has been revised to reflect the restatements described in the Explanatory Note above. Apart from these revisions, this information does not reflect events and developments subsequent to December 31, 2003.

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

      The restatements reflected in this Amendment No. 1 to Form 10-Q result from revised guidance received from YDI's independent accountants BDO Seidman LLP. As such, the restatements do not change the conclusion of our Chief Executive Officer and Chief Financial Officer concerning our disclosure controls and procedures set forth above.

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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      The information set forth in this Item 15 has not been revised to reflect events and developments subsequent to December 31, 2003 except for Exhibits 23.1, 23.2, 31.1, 31.2, and 32.1.

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

                                        YDI WIRELESS, INC.


                                        By:      /s/ Robert E. Fitzgerald
                                           -------------------------------------
                                                   Robert E. Fitzgerald,
                                                  Chief Executive Officer

Date: March 25, 2004

      Each person whose signature appears below hereby constitutes and appoints Robert E. Fitzgerald and Patrick L. Milton his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his own name, place and stead, in any and all capacities, to sign any and all further amendments to the annual report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2004 and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing as he could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of YDI Wireless and in the capacities and on the dates indicated.

       Signature                               Title                            Date
       ---------                               -----                            ----

/s/ Robert E. Fitzgerald        Chief Executive Officer and Director       March 25, 2004
-----------------------------   (principal executive officer)
Robert E. Fitzgerald


/s/ Patrick L. Milton           Chief Financial Officer and Treasurer      March 25, 2004
-----------------------------   (principal financial and accounting
Patrick L. Milton               officer)


/s/ Carol B. Armitage           Chairperson of the Board of Directors      March 25, 2004
-----------------------------
Carol B. Armitage


/s/ Ralph Peluso                Director                                   March 25, 2004
-----------------------------
Ralph Peluso


/s/ Gordon D. Poole             Director                                   March 25, 2004
-----------------------------
Gordon D. Poole


/s/ Daniel A. Saginario         Director                                   March 25, 2004
-----------------------------
Daniel A. Saginario


/s/ Robert A. Wiedemer          Director                                   March 25, 2004
-----------------------------
Robert A. Wiedemer


/s/ Michael F. Young            Director                                   March 25, 2004
-----------------------------
Michael F. Young

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

14.1        Statement of Business Conduct and Code of Ethics of the Registrant

16.1 Letter from Hoffman, Fitzgerald & Snyder, P.C. to the Securities and Exchange Commission, dated February 19, 2004

21.1        Subsidiaries of the Registrant

23.1        Consent of BDO Seidman, LLP, Independent Accountants (19)

Exhibit
 Number                          Description of Document

23.2        Consent of Hoffman, Fitzgerald & Snyder, P.C., Independent
            Accountants (19)

31.1        Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
            (19)

31.2        Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
            (19)

32.1 Certification Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350 of Chapter 63 of Title 18 of the United States Code) (19)

99.1 Investor Agreement by and between the Registrant and Concorde Equity, LLC dated as of March 17, 2003 (5)

99.2        Investor Agreement by and between the Registrant and Michael F.
            Young dated as of March 17, 2003 (5)

----------
All non-marked exhibits listed above were filed with the Form 10-K filed with the SEC on February 20, 2004.

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

      (19)  Filed herewith.