Form 10-Q
period 2004-03-31
YDI WIRELESS INC
filed 2004-05-14
CIK 712511

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                             ----------------------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |_| No |X|

      As of April 30, 2004, there were 14,278,402 shares of the registrant's common stock outstanding.

================================================================================

                               YDI WIRELESS, INC.
                                      INDEX

                                                                                                      PAGE NO.
                                                                                                     ----------
PART I.       FINANCIAL INFORMATION

    Item 1.   Financial Statements ................................................................       3

                  Consolidated Balance Sheets as of March 31, 2004 (unaudited) and December
                     31, 2003 .....................................................................       4

                  Consolidated Statements of Operations for the three months ended March 31,
                     2004 and 2003 (unaudited) ....................................................       5

                  Consolidated Statement of Changes in Stockholders' Equity for the three
                     months ended March 31, 2004 (unaudited) ......................................       6

                  Consolidated Statements of Cash Flows for the three months ended March 31,
                     2004 and 2003 (unaudited) ....................................................       7

                  Notes to Consolidated Financial Statements (unaudited) ..........................       8

    Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
              Operations ..........................................................................      13

    Item 3.   Quantitative and Qualitative Disclosures about Market Risk ..........................      20

    Item 4.   Controls and Procedures .............................................................      20

PART II.      OTHER INFORMATION

    Item 1.   Legal Proceedings ...................................................................      21

    Item 2.   Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity
              Securities ..........................................................................      22

    Item 6.   Exhibits and Reports on Form 8-K ....................................................      22

    SIGNATURE .....................................................................................      22

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

Item 1. Financial Statements.

                               YDI WIRELESS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                                    (unaudited)
                                                                                                     March 31,   December 31,
                                                                                                    -------------------------
                                                                                                       2004          2003
                                                                                                    ----------    -----------
Assets
Current assets:
   Cash and cash equivalents ...................................................................    $    9,817    $    8,990
   Accounts receivable, net ....................................................................         2,855         2,511
   Refundable income taxes .....................................................................           151           226
   Inventory ...................................................................................         3,577         3,134
   Assets held for sale ........................................................................           768           790
   Prepaid expenses ............................................................................           240           162
                                                                                                    ----------    ----------
        Total current assets ...................................................................        17,408        15,813

Property and equipment, net ....................................................................         1,728         1,747

Other Assets:
   Investment securities - available-for-sale ..................................................         1,738         2,627
   Intangible assets, net ......................................................................           433           483
   Deposits ....................................................................................            35            49
                                                                                                    ----------    ----------
        Total other assets .....................................................................         2,206         3,159
                                                                                                    ----------    ----------
        Total assets ...........................................................................    $   21,342    $   20,719
                                                                                                    ==========    ==========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses .......................................................    $    3,512    $    3,023
   Current maturities of notes payable .........................................................           194           213
                                                                                                    ----------    ----------
        Total current liabilities ..............................................................         3,706         3,236

Notes payable, net of current maturities .......................................................         1,255         1,298
                                                                                                    ----------    ----------
        Total liabilities ......................................................................         4,961         4,534

Commitments and contingencies ..................................................................            --            --

Stockholders' Equity
   Preferred stock, $0.01 par value; authorized 4,500,000, none issued at March 31, 2004 and
     December 31, 2003 .........................................................................            --            --
   Common stock, $0.01 par value, 100,000,000 shares authorized, 14,263,488 and 14,179,882
     issued and outstanding at March 31, 2004 and December 31, 2003, respectively ..............           143           142
   Additional paid-in capital ..................................................................         6,369         6,173
   Retained earnings ...........................................................................         8,926         8,673
   Accumulated other comprehensive income:
     Net unrealized gain on available-for-sale securities ......................................           943         1,197
                                                                                                    ----------    ----------
        Total stockholders' equity .............................................................        16,381        16,185
                                                                                                    ----------    ----------
        Total liabilities and stockholders' equity .............................................    $   21,342    $   20,719
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

                               YDI WIRELESS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                 YDI Wireless,    Young Design,
                                                      Inc.             Inc.
                                                 ------------------------------
                                                      For the Three Months
                                                         Ended March 31,
                                                 ------------------------------
                                                      2004             2003
                                                 -------------    -------------

Revenues ....................................    $       6,017    $       6,436

Cost of goods sold ..........................            3,551            4,438
                                                 -------------    -------------
    Gross profit ............................            2,466            1,998

Operating expenses:
    Selling costs ...........................              440              467
    General and administrative ..............            1,727            1,158
    Research and development ................              492              121
                                                 -------------    -------------
        Total operating expenses ............            2,659            1,746
                                                 -------------    -------------
Operating (loss) income .....................             (193)             252

Other income (expenses):
    Interest income .........................               24               --
    Interest expense ........................              (29)             (64)
    Other income ............................              503               --
                                                 -------------    -------------
        Total other income (expenses) .......              498              (64)
                                                 -------------    -------------

Income before income taxes ..................              305              188

    Provision for income taxes ..............                2               82
                                                 -------------    -------------
Net income ..................................    $         303    $         106
                                                 =============    =============
Weighted average shares - basic .............       14,234,405        9,375,000
                                                 =============    =============
    EPS, basic ..............................    $        0.02    $        0.01
                                                 =============    =============
Weighted average shares - diluted ...........       14,793,965        9,375,000
                                                 =============    =============
    EPS, diluted ............................    $        0.02    $        0.01
                                                 =============    =============

   The accompanying notes are an integral part of these financial statements.

                               YDI WIRELESS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                        (in thousands, except share data)

                                                                                                        Accumulated
                                                      Common Stock          Additional                     Other
                                               -------------------------     Paid-in      Retained     Comprehensive
                                                 Shares        Amount        Capital      Earnings     (Loss) Income      Total
                                               -----------   -----------   -----------   -----------   -------------   -----------
Balances, January 1, 2004 ..................    14,179,882   $       142   $     6,173   $     8,673    $     1,197    $    16,185
Exercise of stock options and warrants .....        83,606             1           196            --             --            197
Distribution to Merry Fields members .......                          --            --           (50)            --            (50)
Comprehensive income
   Net income ..............................                          --            --           303             --            303
   Unrealized (loss) on investments ........                          --            --            --           (254)          (254)
                                               -----------   -----------   -----------   -----------    -----------    -----------
      Total comprehensive income ...........                          --            --           303           (254)            49
                                               -----------   -----------   -----------   -----------    -----------    -----------
Balances, March 31, 2004 (unaudited) .......    14,263,488   $       143   $     6,369   $     8,926    $       943    $    16,381
                                               ===========   ===========   ===========   ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                               YDI WIRELESS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                 (in thousands)
                                   (unaudited)

                                                                            YDI Wireless,   Young Design,
                                                                                 Inc.            Inc.
                                                                            -------------   -------------
                                                                                 2004            2003
                                                                            -------------   -------------
Cash flows from operating activities:
   Net income ...........................................................    $       303     $       106
      Loss on write-down of investment in unconsolidated subsidiary .....             --              36
      Loss on write-down of investments available-for-sale ..............             26              --
      Depreciation and amortization .....................................             69              28
      Bad debt expense ..................................................            105              --
      Changes in assets and liabilities affecting operations:
        Accounts receivable .............................................           (449)           (725)
        Refundable income taxes .........................................             75              --
        Inventory .......................................................           (443)           (768)
        Deposits ........................................................             14             (21)
        Prepaid expenses ................................................            (78)            426
        Accounts payable and accrued expenses ...........................            489           1,112
        Deferred revenue ................................................             --              (9)
                                                                             -----------     -----------
              Net cash provided by operating activities .................            111             185
                                                                             -----------     -----------

Cash flows from investing activities:
   Sale of securities ...................................................            609              --
   Purchase of securities ...............................................             --             (15)
   Purchase of intangible asset .........................................             --            (100)
   Proceeds on disposal of assets held for sale .........................             22              --
   Purchase of property and equipment ...................................             --              (5)
                                                                             -----------     -----------
        Net cash provided by (used in) investing activities .............            631            (120)
                                                                             -----------     -----------

Cash flows from financing activities:
   Distributions to Merry Fields members ................................            (50)            (40)
   Exercise of stock options and warrants ...............................            197              --
   Repayment of notes payable ...........................................            (62)           (216)
                                                                             -----------     -----------
        Net cash (used in) financing activities .........................             85            (256)
                                                                             -----------     -----------
Net increase (decrease) in cash .........................................            827            (191)
Cash, beginning of period ...............................................          8,990             939
                                                                             -----------     -----------
Cash, end of period .....................................................    $     9,817     $       748
                                                                             ===========     ===========
Supplemental disclosure of cash flow information:
   Cash paid for interest ...............................................    $        29     $        28
                                                                             ===========     ===========
   Income taxes paid ....................................................    $         2     $        82
                                                                             ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                               YDI WIRELESS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

      On April 1, 2003, Young Design completed a strategic combination transaction (the "combination") with Telaxis Communications Corporation ("Telaxis"). On July 9, 2003, Telaxis reincorporated into Delaware and changed its name to YDI Wireless, Inc. ("YDI Wireless" or the "Company").

      For financial reporting purposes, Young Design was treated as the acquiring company and the transaction was accounted for as a reverse merger. Young Design had voting control and majority representation on the Board of Directors after the merger with Telaxis. The financial statements contained herein are those of Young Design carried forward at historical cost.

      The consolidated financial statements of YDI Wireless, Inc. (the "Company" or "YDI") for the three-month period ended March 31, 2004 and 2003 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

      The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2.    Stock Based Compensation

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), but applied the intrinsic value method set forth in Accounting Principles Board Opinion No. 25. No compensation expense has been recognized in connection with options, as all options have been granted with an exercise price equal to the fair value of the Company's common stock on the date of grant. The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions for 2004 and 2003: risk-free interest rate of 3.67% and 2.37%, expected life of 5 years and 5 years, volatility 205% and 284% and dividend rate of zero percent, respectively. Using these assumptions, the fair value of the stock options granted in 2004 and 2003 was $5.34 and $0.96, respectively, which would be amortized as compensation expense over the vesting period of the options.

      If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income per share would have been changed to the pro forma amount indicated below:

      (in thousands, except per share amounts)                                (unaudited)
                                                                               March 31,
                                                                          --------------------
                                                                            2004        2003
                                                                          --------    --------
      Net income attributable to common stockholders, as reported: ...    $    303    $    106
      Less: Total stock based employee compensation expense
         determined under the fair value based method for all
         awards ......................................................          75          --
                                                                          --------    --------
      Pro forma net income attributable to common stockholders .......    $    228    $    106
                                                                          ========    ========
      Basic net income per common share, as reported .................    $   0.02    $   0.01
                                                                          ========    ========
      Basic net income per common share, pro forma ...................    $   0.02    $   0.01
                                                                          ========    ========
      Diluted net income per common share, as reported ...............    $   0.02    $   0.01
                                                                          ========    ========
      Diluted net income per common share, pro forma .................    $   0.02    $   0.01
                                                                          ========    ========

3.    Comprehensive Income

      The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." During the three months ended March 31, 2004, and 2003, the Company had comprehensive income of $49,000 and $121,000, respectively, including approximately $(254,000) and $15,000 (unaudited), respectively, of unrealized (losses) gains on available-for-sale investments, net of income taxes of $0, and $0.

4.    Inventory

            (in thousands)                            (unaudited)
                                                       March 31,    December 31,
                                                      --------------------------
                                                         2004            2003
                                                      ----------     -----------
      Raw materials ...............................   $      627     $      574
      Work in process .............................           34             26
      Finished goods ..............................        3,216          2,734
                                                      ----------     ----------
                                                           3,877          3,334
      Allowance for excess and obsolescence .......         (300)          (200)
                                                      ----------     ----------
      Net Inventory ...............................   $    3,577     $    3,134
                                                      ==========     ==========

5.    Earnings per share:

                                                           (unaudited)
                                                            March 31,
                                                   -----------------------------
                                                        2004            2003
                                                   -------------   -------------
Numerator (in thousands)
                                                   -------------   -------------
  Net income                                       $         303   $         106
                                                   =============   =============
Denominator - weighted average shares:
  Denominator for basic earnings per share ......     14,234,405       9,375,000

  Dilutive effect of stock options ..............        559,560              --
                                                   -------------   -------------

  Denominator for diluted earnings per share ....     14,793,965       9,375,000
                                                   =============   =============

                                                   -------------   -------------
  Basic earnings per share ......................  $        0.02   $        0.01
                                                   =============   =============

                                                   -------------   -------------
  Diluted earnings per share ....................  $        0.02   $        0.01
                                                   =============   =============

      For the three-month periods ended March 31 2004 and 2003, stock options to purchase approximately 323,000 and 0, respectively, shares of common stock were outstanding, but were not included in the computation of diluted net income per share because the exercise price of the stock options was greater than the average share price of the Company's stock for the applicable period so the effect would have been anti-dilutive.

6.    Concentrations

      During the three months ended March 31, 2004, one customer accounted for 11% of sales as compared to the three months ended March 31, 2003 when a different customer accounted for 10% of sales.

7.    Acquisition

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

      The cost of the April 1, 2003 acquisition consisted of 4,177,078 shares of common stock and 695,976 options valued at $3.7 million and acquisition costs of approximately $0.1 million. On April 1, 2003, Telaxis had net assets with a fair market value of $8.1 million. Accounting for the transaction as a reverse merger resulted in an excess of net assets over book value of $4.3 million. The assets and liabilities of Telaxis were recorded at fair value under the purchase method of accounting. As the fair value of the assets acquired exceeded the purchase price, the long-lived assets were reduced to zero and negative goodwill was recorded. The valuation of the stock was based on the average closing price for the five days preceding the announcement of the acquisition.

      Following is Telaxis' condensed balance sheet at fair market value:

        (in thousands)                                 April 1, 2003
                                                       -------------
        Cash and cash equivalents ..................   $       7,421
        Property and equipment (held for sale) .....           1,405
        Other assets ...............................             426
        Liabilities ................................          (1,166)
                                                       -------------
        Net assets acquired ........................   $       8,086
                                                       =============

8.    Contingencies

      During the period from June 12 to September 13, 2001, four purported securities class action lawsuits were filed against Telaxis in the U.S. District Court for the Southern District of New York, Katz v. Telaxis Communications Corporation et al., Kucera v. Telaxis Communications Corporation et al., Paquette v. Telaxis Communications Corporation et al., and Inglis v. Telaxis Communications Corporation et al. The lawsuits also named one or more of the underwriters in the Telaxis initial public offering and certain of its officers and directors. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint which supersedes the individual complaints originally filed. The amended complaint alleges, among other things, violations of the registration and antifraud provisions of the federal securities laws due to alleged statements in and omissions from the Telaxis initial public offering registration statement concerning the underwriters' alleged activities in connection with the underwriting of Telaxis' shares to the public. The amended complaint seeks, among other things, unspecified damages and costs associated with the litigation. These lawsuits have been assigned along with, the Company understands, approximately 1,000 other lawsuits making substantially similar allegations against approximately 300 other publicly-traded companies and their public offering underwriters to a single federal judge in the U.S. District Court for the Southern District of New York for consolidated pre-trial purposes. The Company believes the claims against it are without merit and have defended the litigation vigorously. The litigation process is inherently uncertain, however, and there can be no assurance that the outcome of these claims will be favorable.

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

      Consummation of the proposed settlement is conditioned upon, among other things, negotiating, executing, and filing with the court final settlement documents and final approval by the court. Formal settlement documents for submission to the court are currently being drafted. If the proposed settlement described above is not consummated, the Company intends to continue to defend the litigation vigorously. Moreover, if the proposed settlement is not consummated, the Company believes that the underwriters may have an obligation to indemnify the Company for the legal fees and other costs of defending these suits. While there can be no assurance as to the ultimate outcome of these proceedings, the Company currently believes that the final result of these actions will have no material effect on the Company's consolidated financial condition, results of operations, or cash flows.

9.    Proposed Mergers

      On April 12, 2004, YDI signed a definitive merger agreement to merge with Terabeam Corporation, a privately-held corporation both incorporated and headquartered in the State of Washington. Under the terms of the agreement, for each share of Terabeam stock, Terabeam stockholders would receive 0.22 shares of YDI common stock and cash in lieu of any fractional shares. This exchange ratio would be reduced to 0.20 shares of YDI stock for each share of Terabeam stock if YDI's volume weighted average stock price before closing is greater than $5.40. In addition, all outstanding options to purchase Terabeam stock that have not been exercised prior to the effective time of the merger would be terminated effective as of the effective time and would not be assumed by YDI. Any warrants to purchase Terabeam stock that have not been exercised as of the effective time of the merger would be assumed by YDI and will be exercisable for YDI common stock. If all Terabeam options and warrants that had exercise prices (as adjusted by the exchange ratio) below YDI's closing stock price on the day before the agreement was signed are exercised prior to closing, YDI stockholders would own approximately 53% of the combined entity and Terabeam stockholders would own approximately 47% using the 0.22 exchange ratio. Three members of the Terabeam board of directors would join four members of the YDI board. The agreement is subject to the approval of Terabeam's shareholders and other conditions set forth in the merger agreement. YDI expects to complete the merger prior to August 30, 2004.

      On October 31, 2003, YDI signed a definitive merger agreement to acquire Phazar Corp (Nasdaq:ANTP). Under the terms of the agreement, Phazar stockholders would receive 1.2 shares of YDI common stock for each share of Phazar common stock. This exchange ratio will not be adjusted for changes in the price of either YDI common stock or Phazar common stock. Based on shares outstanding on the date the merger agreement was signed, YDI stockholders would own approximately 87% of the combined entity and Phazar stockholders would own approximately 13%. One member of Phazar's board of directors would join YDI's board of directors. The agreement is subject to the approval of Phazar shareholders and other conditions set forth in the merger agreement. The status and timing of this transaction are uncertain given the recently announced transaction with Terabeam.

10.   Subsequent Event

      On May 13, 2004, YDI executed a merger agreement and acquired KarlNet, Inc. ("KarlNet"), a privately-held corporation. YDI loaned KarlNet $1.8 million, KarlNet then distributed $3.0 million to its existing shareholders. YDI then issued 1 million shares of its stock in exchange for all outstanding KarlNet stock. KarlNet's operations will be merged with YDI's and be operated as one company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      The financial results for the three-month periods ended March 31, 2004 and 2003 are presented in accordance with generally accepted accounting principles. We are a designer and manufacturer of broadband wireless equipment and systems in the licensed-free wireless communications industry. These point-to-point
(PTP) and point-to-multipoint (PTM) systems are primarily used by wireless operators to connect their base stations to other base stations and to existing wire line networks. We continually invest in the development and introduction of wireless products in the marketplace in an effort to provide customers with the best price/performance ratio for license-free wireless communications. We believe that our diverse and expanding customer base as well as our market and industry experience makes us a strong competitor in the wireless communications market. In addition, we are an experienced designer of turnkey long distance wireless systems for applications such as wireless Internet, wireless video, wireless local area networks (LANs), wireless wide area networks (WANs), and wireless virtual private networks (VPNs).

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

      For accounting purposes, Young Design is treated as the acquirer since it had voting control and majority representation on the Board of Directors after the merger with Telaxis. The financial statements presented are those of Young Design carried at historical cost. The financial statements reflect the results of operations of Telaxis from April 1, 2003. The assets and liabilities of Telaxis had a fair value of $8.1 million as of April 1, 2003. The cost of the acquisition consisted of 4,177,078 shares of common stock and 695,976 options valued at $3.7 million and acquisition costs of approximately $0.1 million. Accounting for the transaction as a reverse merger resulted in an excess of net assets over book value of $4.3 million in the second quarter of 2003. The valuation of the stock was based on the average closing price for the five days preceding the acquisition.

      On May 13, 2004, YDI executed a merger agreement and acquired KarlNet, Inc. ("KarlNet"), a privately-held corporation. YDI loaned KarlNet $1.8 million, KarlNet then distributed $3.0 million to its existing shareholders. YDI then issued 1 million shares of its stock in exchange for all outstanding KarlNet stock. KarlNet's operations will be merged with YDI's and be operated as one company.

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

      Accounts Receivable Valuation

      We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required.

      Assets Held for Sale

      We include on our balance sheet as assets held for sale those tangible assets that are not being utilized by our Research and Development staff. These assets consist primarily of assets acquired in the Telaxis merger. These assets are valued on the balance sheet at their estimated net realizable value. The value of these assets may decrease or increase as the Company continues to assess their estimated net realizable value. We do not depreciate these assets and should their combined liquidation value not exceed their book value, we will be required to write-down these assets and take a charge to earnings.

Results of Operations

For the three months ended March 31, 2004 and 2003

      The following table provides statement of operations data as a percentage of sales for the periods presented.

                                                    2004          2003
                                                  --------      --------
         Sales ...............................         100%          100%
         Cost of goods sold ..................          59            69
                                                  --------      --------
         Gross profit ........................          41            31
         Operating expenses
             Selling costs ...................           7             7
             General and administrative ......          29            18
             Research and development ........           8             2
                                                  --------      --------
                 Total operating expenses ....          44            27
                                                  --------      --------
         Operating (loss) income .............          (3)            4
         Other income (expenses) .............           8            (1)
         Income taxes ........................          --            (1)
                                                  --------      --------
         Net income ..........................           5%            2%
                                                  ========      ========

      Sales

      Sales for the three months ended March 31, 2004 were $6.0 million as compared to $6.4 million for the same period in 2003 for a decrease of $0.4 million or 6%. One reason for the revenue decline was the receipt of approximately $500,000 in 2003 from Verizon Wireless for their ongoing "Hot Spot" trial in New York City. Additionally, revenue was negatively impacted by our continued recovery from a key component parts shortage in late 2003. We believe this situation has been resolved and are seeing an improvement in the gross margins related to that product. A positive trend was that our increase in customer training seminars and tradeshow attendance yielded results in terms of increased sales of our products, including the seminar and tradeshow special products. Revenue in the first quarter also benefited by about $250,000 from our shipping the V Band wireless data communication product we developed for the United States government. We continue to see increased competition and pricing pressure in our industry. We are currently considering adjustments to our go to market strategy which we believe could enhance our position in the wireless marketplace over the long term but which might have a significant negative impact on our margins and short term revenues.

      For the quarters ending March 31, 2004 and 2003, international sales, excluding Canada, approximated 18% and 14%, respectively, of total sales.

      Cost of goods sold and gross profit

      Cost of goods sold and gross profit for the three months ended March 31, 2004 were $3.6 million and $2.5 million, respectively. For the same period in 2003, costs of goods sold and gross profit were $4.4 million and $2.0 million, respectively. Gross profit margin, as a percentage of sales, for the three months ended March 31, 2004 and 2003 was 41% and 31%, respectively.

      Gross profits improved significantly from last year's first quarter primarily due to the following factors: 1) our maintaining or even increasing our product prices where competition or market conditions would allow; 2) the introduction of our new AP-Plus access point product which reduced our costs for both this standalone product and also our other products that use our AP-Plus product as a component; and 3) delivery of our V Band wireless data communication product.

      Sales and Marketing Expenses

      Selling and marketing expenses consist primarily of employee salaries and associated costs for selling, marketing, and customer support. Selling and marketing expenses held steady at approximately $0.45 million for the three months ended March 31, 2004 and 2003 However, we increased our tradeshow attendance as well as our customer training sessions in the three months ending March 31, 2004 versus the same period in 2003. These additional costs were offset by reduced sales commissions paid, advertising in trade journals, and other related sales and marketing support costs. To enhance our international sales efforts, we added one new sales person with international experience and customer contacts. Any small increases in sales and marketing personnel headcount or benefit expenses were offset by decreases in related sales and marketing departmental support costs. We are also continuing to have our products certified by selected in-country regulatory authorities, such as those in the Asia Pacific, Latin America, Europe, Middle East, and Africa regions to improve our products' acceptance in these regions.

      General and Administrative Expenses

      General and administrative expenses consist primarily of employee salaries, benefits and associated costs for information systems, finance, legal, and administration of a public company. General and administrative expenses increased $0.5 million or 48% to $1.7 million for the three months ended March 31, 2004 from $1.2 million for the three months ended March 31, 2003. The increase is attributable to the company now being a public company with higher administrative expenses together with other expenses attributable to Young Design's business combination with Telaxis on April 1, 2003. The cost of directors and officers insurance as well as property and casualty insurance increased approximately $100,000. Rents, maintenance and utilities on new facilities increased approximately $100,000. Salaries and fringe benefits increased approximately $80,000. Also, bad debt increased approximately $100,000. Finally, accounting and legal professional fees and other regulatory and related expenses increased over 2003 by approximately $100,000.

      Research and Development Expenses

      Research and development expenses consist primarily of personnel salaries and fringe benefits and related costs associated with our product development efforts. These include costs for development of products and components, test equipment and related facilities. Research and development expenses increased to $0.5 million for the three months ended March 31, 2004 from $0.1 million for the three months ended March 31, 2003, a $0.3 million increase or 307% year over year. The increase in research and development from 2003 to 2004 was almost entirely due to the addition of research and development engineering personnel as well as additional prototype materials and other related support costs required for our new product development efforts.

      Income Taxes

      Provision for income taxes for the three months ended March 31, 2004 in the amount of $2,000 relates to minimum taxes due. As of March 31, 2004, we cannot accurately predict when sufficient taxable income will be generated to justify recognition of deferred tax assets without a valuation allowance. Provision for income taxes for the three months ended March 31, 2003 in the amount of $0.8 million relates to an estimated effective tax rate of 44%.

Liquidity and Capital Resources

      At March 31, 2004, we had cash and cash equivalents of $9.8 million. For the three months ended March 31, 2004, cash provided by operations was $111,000. We currently are meeting all of our working capital needs through internally generated cash from operations. We do this through active cash management such as matching our Days Payable Outstanding (DPO) with our Days Sales Outstanding
(DSO). Currently, DPO and DSO are 51 and 46 days, respectively. In addition, approximately 25 - 30% of our sales are paid prior to shipment, by credit card or wire transfer, which increases cash flow and decreases credit risk and bad debt expense. We see no immediate requirement over the next twelve months for external financing to fund our day-to-day normal operations, which includes sales and marketing, research and development and general and administrative expenses on our core business.

      For the three months ended March 31, 2004, cash provided by investing activities was $0.6 million. This amount was due to a fixed income investment that matured in mid-January of 2004.

      Cash provided by financing activities was $85,000 for the three months ended March 31, 2004. Debt repayments accounted for a use of $62,000. Stock options exercises accounted for $197,000 in cash proceeds.

      During the first quarter of 2004 and 2003, Merry Fields distributed to its members $50,000 and $40,000, respectively. The distributed amounts were Merry Fields' funds generated from YDI rental payments to Merry Fields. Although Merry Fields is a separate legal entity from YDI, its financial statements are consolidated with YDI's for financial reporting purposes, which is why this Merry Fields distribution appears on YDI's financial statements.

      Our long-term financing requirements depend upon our growth strategy, which relates primarily to our desire to increase revenue both domestically as well as internationally. One significant constraint to our growth is the rate of new product introduction. These new products or product lines may be designed and developed internally or acquired from existing suppliers to reduce the time to market and inherent risks of new product development. Our current funding levels may have to be supplemented through our existing bank line of credit ($2 million), new bank debt financing, public debt or equity offerings, or other means, depending upon our desired rate of future growth.

      On May 13, 2004, we loaned $1.8 million to KarlNet in conjunction with our merger. KarlNet then distributed $3.0 million to its existing shareholders prior to the transaction closing.

      Debt, Covenant Compliance and Liquidity

      We have a $2.0 million line of credit with Bank of America. We have not used this line of credit as of March 31, 2004. This line of credit is collateralized by a $2.0 million Certificate of Deposit.

      We have the following contractual obligations and commercial commitments as of March 31, 2004:

                                                          Payments due by period
                                         ---------------------------------------------------------
                                                                  One to      Four to      After
                                                     Less than     Three       Five        Five
                                            Total     one year     years       years       years
                                         ---------   ---------   ---------   ---------   ---------
Line of credit .......................   $      --   $      --   $      --   $      --   $      --
                                         =========   =========   =========   =========   =========

                                               Payments due by period (numbers in thousands)
                                         ---------------------------------------------------------
                                                     Less than     1 - 3       4 - 5      After 5
                                           Total      1 year       years       years       years
                                         ---------   ---------   ---------   ---------   ---------
Capital leases - buildings ...........   $   3,426   $     558   $   1,593   $     619   $     656
Notes payable ........................       1,376          77         342         228         729
Operating leases - equipment .........          73          73          --          --          --
Employment Contracts .................         561         561          --          --          --
                                         ---------   ---------   ---------   ---------   ---------
Total contractual cash obligations ...   $   5,436   $   1,269   $   1,935   $     847   $   1,385
                                         =========   =========   =========   =========   =========

      The above table includes the $1.4 million of principal for the Merry Fields' mortgage and the lease payments from YDI to Merry Fields. The lease payments are the source of cash for Merry Fields to repay the mortgage. The mortgage is the responsibility of Merry Fields; however, YDI guarantees full payment of this mortgage.

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

      Cautionary Statements of General Applicability

      In addition to other factors and matters discussed elsewhere in this Form 10-Q, in our other periodic reports and filings made from time to time with the Securities and Exchange Commission, and in our other public statements from time to time (including, without limitation, our press releases), some of the important factors that, in our view, could cause actual results to differ materially from those expressed, anticipated, or implied in the forward-looking statements include, without limitation, a severe worldwide slowdown in the telecommunications equipment market; the downturn and ongoing uncertainty in the telecommunications industry and larger economy; developments in our relatively new industry and in the larger economy; the intense competition in the telecommunications equipment industry and resulting pressures on our pricing, gross margins, and general financial performance; the impact, availability, pricing, and success of competing technologies and products; difficulties in distinguishing our products from competing technologies and products; difficulties or delays in obtaining customers; dependence on a limited number of significant customers; lack of or delay in market acceptance and demand for our current and contemplated products; difficulties or delays in obtaining raw materials, subassemblies, or other components for our products at the times, in the quantities, and at the prices we desire or expect; our having limited capital; working capital constraints; the expense of defending and the outcome of pending and any future stockholder litigation, including without limitation, our possible exposure under the contemplated settlement of that litigation; our recent focus on certain aspects of our current business; difficulties or delays inherent in entering new markets and business areas; difficulties or delays in developing and establishing new products, product lines, and business lines; difficulties or delays in developing, manufacturing, and supplying products with the contemplated or desired features, performance, price, cost, and other characteristics; difficulties in estimating costs of developing and supplying products; difficulties in developing, manufacturing, and supplying products in a timely and cost-effective manner; difficulties or delays in developing improved products when expected or desired and with the additional features contemplated or desired; our limited ability to predict our future financial performance; the expected fluctuation in our quarterly results; the expected fluctuation in customer demand and commitments; the expected volatility in our stock price, particularly because our common stock is traded on the Over-The-Counter Bulletin Board; issues associated with continued listing on the Over-The-Counter Bulletin Board; uncertainty relating to if and when our common stock may get listed on the Nasdaq SmallCap Market or the Nasdaq National Market; difficulties in attracting and retaining qualified personnel; our dependence on key personnel; inability to protect our proprietary technology; the potential for intellectual property infringement, warranty, product liability, and other claims; failure of our customers to sell broadband connectivity solutions that include our products; difficulties in our customers or ultimate end users of our products obtaining sufficient funding; cancellation of orders without penalties; difficulties in complying with existing governmental regulations and developments or changes in governmental regulation; difficulties or delays in obtaining any necessary governmental or regulatory permits, waivers, or approvals; our dependence on third-party suppliers and manufacturers; difficulties in obtaining satisfactory performance from third-party manufacturers and suppliers; risks associated with foreign sales such as collection, currency and political risk; investment risk resulting in the decrease in value of our investments; difficulties in collecting our accounts receivable; future stock sales by our current stockholders, including our directors and management; the effect of our anti-takeover defenses; and risks associated with any acquisitions or investments in which we may be involved. Many of these and other risks and uncertainties are described in more detail in our annual report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

      Specific Cautionary Statements Relating to the Acquisition of KarlNet,
Inc.

      On May 14, 2004, YDI Wireless announced that it had acquired KarlNet, Inc. Risks associated with or arising from this transaction include risks relating to the ability of the companies to integrate in a cost-effective, timely manner without material liabilities or loss of desired employees, customers, or suppliers; the risk that the expected synergies and other benefits of the transaction will not be realized at all or to the extent expected; the risk that cost savings from the transaction may not be fully realized or may take longer to realize than expected; reactions, either positive or negative, of investors, competitors, customers, suppliers, employees, and others to the transaction; the time and costs required to integrate the companies; management and board interest in and distraction due to the transaction and integrating the companies; the uncertain impact of the transaction on the trading market, volume, and price of YDI's stock; the uncertain impact of the transaction on YDI's working capital needs; the uncertain effect of the transaction on YDI's contemplated acquisition of Phazar and the two companies' ability and desire to consummate that transaction; the possibility that the transaction could negatively impact the contemplated acquisition of Phazar and expose YDI to liability to Phazar; the uncertain effect of the transaction on YDI's ability to have its common stock listed on the Nasdaq National Market or Nasdaq SmallCap Market; difficulties in predicting YDI's future business and financial performance; costs and delays in implementing common systems and procedures, including financial accounting systems; and the fact that the issuance and/or future sale of a large number of shares of our common stock may cause a stagnation or decline in the market price of our common stock.

      Specific Cautionary Statements Relating to the Contemplated Merger with Terabeam Corporation

      On April 14, 2004, YDI Wireless announced that it had signed a definitive agreement to merge with Terabeam. There can be no assurance whatsoever that this acquisition or any other combination transaction between YDI and Terabeam will be consummated. Risks associated with or arising from this contemplated transaction include risks relating to the companies' ability and desire to satisfy the conditions to closing the transaction set forth in the definitive transaction documentation (including, without limitation, the need to obtain the approval of Terabeam's stockholders); the substantial time and costs each company will be expending and incurring relating to a contemplated transaction; the ability to obtain any necessary regulatory approvals and clearances, including federal and state securities permits, registrations, qualifications, approvals, clearances, and/or exemptions, needed to consummate a transaction; the ability of the companies to integrate in a cost-effective, timely manner without material liabilities or loss of desired employees, customers, or suppliers; the risk that the expected synergies and other benefits of the transaction will not be realized at all or to the extent expected; the risk that cost savings from the transaction may not be fully realized or may take longer to realize than expected; reactions, either positive or negative, of investors, competitors, customers, suppliers, employees, and others to the transaction; the time and costs required to complete the contemplated transaction and then integrate the companies; management and board interest in and distraction due to the contemplated transaction and integrating the companies; the uncertain impact on the trading market, volume, and price of YDI's stock, particularly in light of the large amount of YDI stock expected to be issued in the transaction; the uncertain effect of the contemplated transaction on YDI's contemplated acquisition of Phazar and the two companies' ability and desire to consummate that transaction; the possibility that the contemplated transaction could negatively impact the contemplated acquisition of Phazar and expose YDI to liability to Phazar; the uncertain effect of the contemplated transaction on YDI's ability to have its common stock listed on the Nasdaq National Market or Nasdaq SmallCap Market; the possibility that the contemplated transaction could negatively impact YDI's ability to have its common stock listed on the Nasdaq National Market or Nasdaq SmallCap Market; difficulties in predicting the combined company's future business and financial performance; costs and delays in implementing common systems and procedures, including financial accounting systems; and the fact that the issuance and/or future sale of a large number of shares of our common stock may cause a stagnation or decline in the market price of our common stock.

      Specific Cautionary Statements Relating to the Contemplated Acquisition of Phazar Corp.

      On October 30, 2003, YDI Wireless announced a definitive merger agreement to acquire Phazar Corp. There can be no assurance whatsoever that this acquisition or any other combination transaction between YDI and Phazar will be consummated. Risks associated with or arising from this contemplated transaction include risks relating to the companies' ability and desire to satisfy the conditions to closing the transaction set forth in the definitive transaction documentation (including, without limitation, the need to obtain the approval of Phazar's stockholders); the substantial time and costs each company will be expending and incurring relating to a contemplated transaction; the ability to obtain any necessary regulatory approvals and clearances, including federal and state securities registrations, qualifications, approvals, clearances, and/or exemptions, needed to consummate a transaction; the ability of the companies to integrate in a cost-effective, timely manner without material loss of employees, customers, or suppliers; the risk that the expected synergies and other benefits of the transaction will not be realized at all or to the extent expected; the risk that cost savings from the transaction may not be fully realized or may take longer to realize than expected; reactions, either positive or negative, of investors, competitors, customers, suppliers, employees, and others to the transaction; the time and costs required to complete the contemplated transaction and then integrate the companies; management and board interest in and distraction due to the contemplated transaction and integrating the companies; the uncertain impact on the trading market, volume, and price of each company's stock; difficulties in predicting the combined company's future business and financial performance; costs and delays in implementing common systems and procedures, including financial accounting systems; and the fact that the registration, issuance, and/or future sale of a large number of shares of our common stock may cause a stagnation or decline in the market price of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Disclosures About Market Risk

      The following discusses our exposure to market risks related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are exposed to risks and uncertainties, many of which are out of our control. Actual results could vary materially as a result of a number of factors, including those discussed above in "Safe Harbor for Forward-Looking Statements."

      As of March 31, 2004, we had cash and cash equivalents of $9.8 million. All these funds are on deposit in short-term accounts with two national banking organizations. Therefore, we do not expect that an increase in interest rates would materially reduce the value of these funds. The primary risk to loss of principal is the fact that these balances are only insured by the Federal Deposit Insurance Corporation up to $100,000 per bank. At March 31, 2004, the uninsured portion totaled approximately $9.6 million. Although an immediate increase in interest rates would not have a material effect on our financial condition or results of operations, declines in interest rates over time will reduce our interest income.

      We guarantee the Merry Fields, LLC debt. The interest rate on the loan is fixed. Therefore, fluctuations in interest rates would not impact the amounts payable relating to that debt.

      As of March 31, 2004, our investment in Phazar common stock was valued at $1.7 million. The carrying value of our investment is subject to fluctuation in the market price and, consequently, the amount realized in any subsequent sale of this investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the issuer of the security, the relative price of alternative investments, and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. As stated in the notes to the financial statements, we have signed a definitive agreement to merge with Phazar. The carrying value of the investment may be adversely affected should the merger not be completed. However, fluctuation in the market price of Phazar will not impact the operations of the Company.

      In the past three years, all sales to international customers were denominated in United States dollars and, accordingly, we were not exposed to foreign currency exchange rate risks. Additionally, we import from other countries. Our sales and product supply may therefore be subject to volatility because of changes in political and economic conditions in these countries.

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

Item 4. Controls and Procedures.

      Disclosure controls and procedures

      Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2004 have concluded that as of such date our disclosure controls and procedures were adequate and effective.

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

      Consummation of the proposed settlement is conditioned upon, among other things, negotiating, executing, and filing with the court final settlement documents and final approval by the court. Formal settlement documents for submission to the court are currently being drafted. If the proposed settlement described above is not consummated, we intend to continue to defend the litigation vigorously. Moreover, if the proposed settlement is not consummated, we believe that the underwriters may have an obligation to indemnify us for the legal fees and other costs of defending these suits. While there can be no assurance as to the ultimate outcome of these proceedings, we currently believe that the final result of these actions will have no material effect on our consolidated financial condition, results of operations, or cash flows.

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Recent Sales of Unregistered Securities

      We issued 1,673 shares of common stock at $2.08 per share in January 2004 to a warrant holder upon the exercise of warrants on a cashless basis (we withheld 120 shares of common stock as payment for the aggregate exercise price of the warrants). We received no cash proceeds from the issuance of these shares. The issuance was completed without registration under the Securities Act in reliance upon the exemptions contained in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act for transactions not involving a public offering. This issuance of common stock by us did not involve the use of an underwriter, and no commissions were paid in connection with this issuance.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits

            See Exhibit Index.

      (b)   Reports on Form 8-K

      On February 5, 2004, we filed a report on Form 8-K to report a press release we issued relating to the earnings announcement for the fourth quarter and year ended December 31, 2003.

      On March 26, 2004, we filed a report on Form 8-K to report a press release we issued relating to the restated financial results for our second quarter ended June 30, 2003, our third quarter ended September 30, 2003, and our fourth quarter and year ended December 31, 2003.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                YDI Wireless, Inc.

Date: May 14, 2004              By: /s/  Patrick L. Milton
                                    --------------------------------------------
                                    Patrick L. Milton,
                                    Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)

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