Form 10-Q
period 2004-06-30
YDI WIRELESS INC
filed 2004-08-16
CIK 712511

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------
                                    FORM 10-Q
                                   ----------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      As of August 9, 2004, there were 26,938,091 shares of the registrant's common stock outstanding.

================================================================================

                               YDI WIRELESS, INC.
                                      INDEX

                                                                                             PAGE NO.
                                                                                             --------
PART I.    FINANCIAL INFORMATION

    Item 1.  Financial Statements .........................................................      3

               Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003 ......      4

               Consolidated Statements of Operations for the three and six months ended
                  June 30, 2004 and 2003 ..................................................      5

               Consolidated Statement of Changes in Stockholders' Equity for the six
                  months ended June 30, 2004 ..............................................      6

               Consolidated Statements of Cash Flows for the six months ended June 30,
                  2004 and 2003 ...........................................................      7

               Notes to Consolidated Financial Statements .................................      8

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
             Operations ...................................................................     13

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk ...................     20

    Item 4.  Controls and Procedures ......................................................     20

PART II.   OTHER INFORMATION

    Item 1.  Legal Proceedings ............................................................     21

    Item 2.  Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity
             Securities ...................................................................     22

    Item 6.  Exhibits and Reports on Form 8-K .............................................     22

SIGNATURE .................................................................................     22

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

Item 1. Financial Statements.

                               YDI WIRELESS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                              (unaudited)
                                                                                June 30,    December 31,
                                                                              --------------------------
                                                                                  2004          2003
                                                                              -----------    -----------
Assets
Current assets:
   Cash and cash equivalents ..............................................    $   15,285    $    8,990
   Restricted cash ........................................................         5,176            --
   Investment securities - available-for-sale .............................        34,242            --
   Accounts receivable, net ...............................................         3,106         2,511
   Refundable income taxes ................................................           150           226
   Inventory ..............................................................         6,194         3,134
   Assets held for sale ...................................................           874           790
   Prepaid expenses .......................................................           336           162
                                                                               ----------    ----------
        Total current assets ..............................................        65,363        15,813

Property and equipment, net ...............................................         2,669         1,747

Other assets:
   Investment securities - available-for-sale .............................         1,824         2,627
   Goodwill ...............................................................        15,454            --
   Intangible assets, net .................................................         4,536           483
   Deposits ...............................................................            91            49
                                                                               ----------    ----------
        Total other assets ................................................        21,905         3,159
                                                                               ----------    ----------
        Total assets ......................................................    $   89,937    $   20,719
                                                                               ==========    ==========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses ..................................    $   12,329    $    3,023
   Current maturities of notes payable ....................................           292           213
                                                                               ----------    ----------
        Total current liabilities .........................................        12,621         3,236

Notes payable, net of current maturities ..................................         3,927         1,298
                                                                               ----------    ----------
        Total liabilities .................................................        16,548         4,534

Commitments and contingencies .............................................            --            --

Stockholders' Equity

   Preferred stock, $0.01 par value; authorized 4,500,000,
     none issued at June 30, 2004 and December 31, 2003 ...................            --            --
   Common stock, $0.01 par value, 100,000,000 shares authorized,
     26,640,424 and 14,179,882 issued and outstanding at June 30, 2004
     and December 31, 2003, respectively ..................................           266           142
   Additional paid-in capital .............................................        64,762         6,173
   Retained earnings ......................................................         7,321         8,673
   Accumulated other comprehensive income:
     Net unrealized gain on available-for-sale securities .................         1,040         1,197
                                                                               ----------    ----------
        Total stockholders' equity ........................................        73,389        16,185
                                                                               ----------    ----------
        Total liabilities and stockholders' equity ........................    $   89,937    $   20,719
                                                                               ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                               YDI WIRELESS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                     For the Three Months                For the Six Months
                                                                        Ended June 30,                     Ended June 30,
                                                                 -----------------------------     -----------------------------
                                                                     2004             2003             2004             2003
                                                                 ------------     ------------     ------------     ------------
Revenues ....................................................    $      4,733     $      7,229     $     10,750     $     13,665

Cost of goods sold ..........................................           3,193            4,961            6,744            9,399
                                                                 ------------     ------------     ------------     ------------

     Gross profit ...........................................           1,540            2,268            4,006            4,266

Operating expenses:
     Selling costs ..........................................             480              536              920            1,003
     General and administrative .............................           2,180            2,395            3,907            3,553
     Research and development ...............................             477              454              969              575
                                                                 ------------     ------------     ------------     ------------

         Total operating expenses ...........................           3,137            3,385            5,796            5,131
                                                                 ------------     ------------     ------------     ------------

Operating loss ..............................................          (1,597)          (1,117)          (1,790)            (865)

Other income (expenses):
     Interest income ........................................              26               77               50               42
     Interest expense .......................................             (34)             (34)             (63)             (63)
     Other income (expense) .................................              --               --              503               --
                                                                 ------------     ------------     ------------     ------------

         Total other income .................................              (8)              43              490              (21)
                                                                 ------------     ------------     ------------     ------------

Income (loss) before income taxes and extraordinary gain ....          (1,605)          (1,074)          (1,300)            (886)

     Provision (benefit) for income taxes ...................              --             (259)               2             (177)
                                                                 ------------     ------------     ------------     ------------
Income (loss) before extraordinary gain .....................          (1,605)            (815)          (1,302)            (709)

      Extraordinary gain ....................................              --            4,347               --            4,347
                                                                 ------------     ------------     ------------     ------------
Net income (loss) ...........................................    $     (1,605)    $      3,532     $     (1,302)    $      3,638
                                                                 ============     ============     ============     ============
Weighted average shares - basic .............................      15,799,225       13,508,001       15,016,816       11,452,918
                                                                 ============     ============     ============     ============
     EPS, basic .............................................    $      (0.10)    $       0.26     $      (0.09)    $       0.32
                                                                 ============     ============     ============     ============
Weighted average shares - diluted ...........................      15,799,225       13,587,229       15,016,816       11,462,684
                                                                 ============     ============     ============     ============
     EPS, diluted ...........................................    $      (0.10)    $       0.26     $      (0.09)    $       0.32
                                                                 ============     ============     ============     ============

   The accompanying notes are an integral part of these financial statements.

                               YDI WIRELESS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                        (in thousands, except share data)

                                                                                                         Accumulated
                                                    Common Stock            Additional                     Other
                                             --------------------------      Paid-in      Retained     Comprehensive
                                               Shares         Amount         Capital      Earnings     (Loss) Income      Total
                                             -----------    -----------    -----------   -----------    -----------    -----------
Balances, January 1, 2004 .................   14,179,882    $       142    $     6,173   $     8,673    $     1,197    $    16,185
Exercise of stock options and warrants ....      101,547              1            226            --             --            227
Common stock and warrants issued in
   acquisitions ...........................   12,358,995            123         58,363            --             --         58,486
 Distribution to Merry Fields members' ....           --             --             --           (50)            --            (50)
 Comprehensive income
   Net loss ...............................           --             --             --        (1,302)            --         (1,302)
   Unrealized (loss) on investments .......           --             --             --            --           (157)          (157)
                                             -----------    -----------    -----------   -----------    -----------    -----------
      Total comprehensive income
                                                                                              (1,302)          (157)        (1,459)
                                             -----------    -----------    -----------   -----------    -----------    -----------
Balances, June 30, 2004 ...................   26,640,424    $       266    $    64,762   $     7,321    $     1,040    $    73,389
                                             ===========    ===========    ===========   ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                               YDI WIRELESS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                 (in thousands)
                                   (unaudited)

                                                                               2004         2003
                                                                             --------     --------
Cash flows from operating activities:
   Net income(loss) .....................................................    $ (1,302)    $  3,638
      Loss on write-down of investment in unconsolidated subsidiary .....          --           36
      Extraordinary gain ................................................          --       (4,347)
      Bad debts .........................................................         169           --
      Depreciation and amortization .....................................         286           40
      Changes in assets and liabilities affecting operations (net of assets acquired and liabilities assumed in acquisitions):
        Decrease (increase) in restricted cash ..........................         700         (353)
        Accounts receivable .............................................         341         (921)
        Other receivables ...............................................          --         (439)
        Refundable income taxes .........................................          76         (275)
        Inventory .......................................................        (100)          95
        Prepaid expenses ................................................          60          659
        Deposits ........................................................           2          (30)
        Accounts payable and accrued expenses ...........................          (5)         678
                                                                             --------     --------
              Net cash provided by (used in) operating activities .......         227       (1,219)
                                                                             --------     --------
Cash flows from investing activities:
   Cash received from acquisitions ......................................      10,252        7,421
   Cash used in acquisitions ............................................      (4,800)          --
   Sale of securities ...................................................         633           --
   Purchase of securities ...............................................          --       (1,641)
   Purchase of intangible asset .........................................        (121)        (600)
   Proceeds on disposal of assets held for sale .........................          46           66
   Purchase of property and equipment ...................................          --           (5)
                                                                             --------     --------
        Net cash provided by (used in) investing activities .............       6,010        5,241
                                                                             --------     --------
Cash flows from financing activities:
   Distributions to Merry Fields members ................................         (50)         (40)
   Exercise of stock options and warrants ...............................         227            1
   Issuance of notes payable ............................................          --          500
   Repayment of notes payable ...........................................        (119)        (485)
                                                                             --------     --------
        Net cash provided by (used in) financing activities .............          58          (24)
                                                                             --------     --------
Net increase (decrease) in cash .........................................       6,295        3,998
Cash, beginning of period ...............................................       8,990          939
                                                                             --------     --------
Cash, end of period .....................................................    $ 15,285     $  4,937
                                                                             ========     ========
Supplemental disclosure of cash flow information:
   Cash paid for interest ...............................................    $     51     $     62
                                                                             ========     ========
   Income taxes paid ....................................................    $      2     $     83
                                                                             ========     ========

   The accompanying notes are an integral part of these financial statements.

                               YDI WIRELESS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1     Basis of Presentation

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

      The consolidated financial statements of the Company for the three- and six month periods ended June 30, 2004 and 2003 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

      Effective May 13, 2004, the Company acquired KarlNet, Inc., a wireless software development company. Effective June 22, 2004, the Company acquired Terabeam Corporation, a wireless telecommunications company. Effective June 25, 2004, the Company acquired Ricochet Networks, Inc., a wireless service provider. The financial results of these companies from and after the dates of acquisition are included in the financial results reported for the Company.

      The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2     Stock Based Compensation

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), but applied the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, for employee stock based compensation. No compensation expense has been recognized in connection with options, as all options have been granted with an exercise price equal to the fair value of the Company's common stock on the date of grant. The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions for 2004 and 2003: risk-free interest rate of 3.67% and 2.37%, expected life of 5 years and 5 years, volatility 205% and 284% and dividend rate of zero percent, respectively. Using these assumptions, the company has calculated the fair value of each stock option granted in 2004 and 2003 to be $5.34 and $0.96, respectively, which would be amortized as compensation expense over the vesting period of the options.

      If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income per share would have been changed to the pro forma amount indicated below:

(in thousands, except per share amounts)
                                                                                   June 30,
                                                                            ---------------------
                                                                              2004         2003
                                                                            --------     --------
Net income (loss) attributable to common stockholders, as reported: ....    $ (1,302)    $  3,638
Less:  Total stock based employee compensation expense determined
    under the fair value based method for all awards ...................          14          987
                                                                            --------     --------
Pro forma net income (loss) attributable to common stockholders ........    $ (1,316)    $  2,651
                                                                            ========     ========
Basic and diluted net income (loss) per common share, as reported ......    $  (0.09)    $   0.32
                                                                            ========     ========
Basic and diluted net income (loss) per common share, pro forma ........    $  (0.09)    $   0.23
                                                                            ========     ========

3     Comprehensive Income

      The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." During the six months ended June 30, 2004, and 2003, the Company had comprehensive income (loss) of $(1,459,000) and $3,784,000, respectively, including approximately $(157,000) and $146,000 (unaudited), respectively, of unrealized (losses) gains on available-for-sale investments, net of income taxes of $0, and $0.

4     Inventory

         (in thousands)                              (unaudited)
                                                       June 30,     December 31,
                                                     ---------------------------
                                                        2004            2003
                                                     -----------    ------------
         Raw materials ............................   $    1,155     $      574
         Work in process ..........................           68             26
         Finished goods ...........................        5,571          2,734
                                                      ----------     ----------
                                                           6,794          3,334
         Allowance for excess and obsolescence ....         (600)          (200)
                                                      ----------     ----------
         Net inventory ............................   $    6,194     $    3,134
                                                      ==========     ==========

5     Earnings per share:

The following table presents the calculation of basic and diluted net income
(loss) per share:

                                                   Three Months Ended June 30,       Six Months Ended June 30,
                                                  -----------------------------    -----------------------------
                                                      2004             2003            2004             2003
                                                  ------------     ------------    ------------     ------------
Numerator
  Income (loss) before extraordinary gain ....    $     (1,605)    $       (815)   $     (1,302)    $       (709)
                                                  ============     ============    ============     ============
  Extraordinary gain .........................              --            4,347              --            4,347
                                                  ============     ============    ============     ============
  Net income (loss) ..........................    $     (1,605)    $      3,532    $     (1,302)    $      3,638
                                                  ============     ============    ============     ============

Denominator - weighted average shares
  Denominator for basic earnings per share ...      15,799,225       13,508,001      15,016,816       11,452,918
                                                  ============     ============    ============     ============
  Basic and dilutive earnings (loss) per share
  before extraordinary gain ..................    $      (0.10)    $      (0.06)   $      (0.09)    $      (0.06)
                                                  ============     ============    ============     ============
  Extraordinary gain - basic and diluted .....              --             0.32              --             0.38
                                                  ============     ============    ============     ============
  Basic and diluted earnings (loss) per share     $      (0.10)    $       0.26    $      (0.09)    $       0.32
                                                  ============     ============    ============     ============

      For the six-month period ended June 30, 2004 and 2003, stock options and warrants to purchase approximately 2,713,000 and 685,000, respectively, shares of common stock were outstanding but were not included in the calculation of diluted net income per share because they would have been anti-dilutive.

      For the three-month periods ended June 30, 2004 and 2003, stock options and warrants to purchase approximately 2,475,000 and 503,000, respectively, shares of common stock were outstanding, but were not included in the computation of diluted net income per share because the exercise price of the stock options was greater than the average share price of the Company's stock for the applicable period so the effect would have been anti-dilutive.

6     Acquisitions

      Telaxis

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

      Following is Telaxis' condensed balance sheet at fair market value:

          (in thousands)                                 April 1, 2003
                                                         -------------
          Cash and cash equivalents ...................    $   7,421
          Property and equipment (held for sale) ......        1,405
          Other assets ................................          426
          Liabilities .................................       (1,166)
                                                           ---------
          Net assets acquired .........................    $   8,086
                                                           =========

      KarlNet

      On May 13, 2004, YDI Wireless acquired KarlNet, a private software company. YDI Wireless acquired KarlNet for various strategic reasons including the fact that KarlNet was a key supplier to YDI Wireless.

      The cost of the May 13, 2004 acquisition consisted of 1,000,000 shares of common stock valued at $4.3 and $1.8 million in cash. On May 13, 2004, KarlNet had net assets with a fair market value of $3.6 million. The KarlNet assets and liabilities were recorded at fair value under the purchase method of accounting. As the cost of the acquisition exceeded the fair value of the assets acquired, goodwill was recorded in the amount of $2.5 million. The valuation of the stock was based on the May 13, 2004 which was the day the definitive agreement was signed and the deal closed.

      Following is KarlNet's condensed balance sheet at fair market value:

          (in thousands)                                  May 13, 2004
                                                          ------------
          Cash and cash equivalents ...................    $      99
          Accounts receivable .........................          790
          Inventory ...................................          650
          Property and equipment ......................           99
          Intangible assets ...........................        2,305
          Other assets ................................            9
          Liabilities .................................         (372)
                                                           ---------
          Net assets acquired .........................    $   3,580
                                                           =========

      The table includes the final value of intangibles. The value was determined by an unrelated party.

      Terabeam

      On June 22, 2004, YDI Wireless acquired Terabeam, a private telecommunications equipment manufacturer. YDI Wireless acquired Terabeam for various strategic reasons including the fact that Terabeam had significant liquid assets.

      The cost of the June 22, 2004 acquisition consisted of 11.6 million shares of common stock valued at $55.1 million and 574,406 warrants valued at $132,000. On June 22, 2004, Terabeam had net assets with a fair market value of $42.2 million. The Terabeam assets and liabilities were recorded at fair value under the purchase method of accounting. The Company has recorded some contingent liabilities connected with the Terabeam acquisition which may change over the next twelve months. As the cost of the acquisition exceeded the fair value of the assets, acquired goodwill was recorded in the amount of $13.0 million. The valuation of the stock was based on the average closing price of the stock 5 days before and after April 13, 2004 which was the day the definitive agreement was signed.

      Following is Terabeam's condensed balance sheet at fair market value:

          (in thousands)                                 June 22, 2004
                                                         -------------
          Cash and cash equivalents ...................    $  10,085
          Restricted cash .............................        5,876
          Marketable securities - trading .............       34,229
          Accounts receivable .........................          300
          Inventory ...................................        1,310
          Assets held for sale ........................          130
          Property and equipment ......................          101
          Other assets ................................          197
          Liabilities .................................      (10,000)
                                                           ---------
          Net assets acquired .........................    $  42,228
                                                           =========

      Ricochet Networks

      On June 25, 2004, YDI Wireless acquired Ricochet Networks, Inc. ("Ricochet"), a private wireless internet service provider. YDI Wireless acquired Ricochet for various strategic including the fact that it allows YDI to enter the wireless internet service business.

      The cost of the June 25, 2004 acquisition consisted of approximately 42,000 shares of common stock valued at approximately $217,000, $3 million in cash, and a $300,000 note payable over 3 years. On June 25, 2004, Ricochet had net assets with a fair market value of $3.5 million. The Ricochet assets and liabilities were recorded at fair value under the purchase method of accounting. The valuation of the stock was based on the closing price of the stock on June 25, 2004 which was the day the definitive agreement was signed and the acquisition closed.

      Following is Ricochet's condensed balance sheet at fair market value:

          (in thousands)                                 June 25, 2004
                                                         -------------
          Cash and cash equivalents ...................    $      70
          Inventory ...................................        1,000
          Intangible property .........................        1,850
          Property and equipment ......................          785
          Other assets ................................           87
          Liabilities .................................         (275)
                                                           ---------
          Net assets acquired .........................    $   3,517
                                                           =========

      The table includes the final value of intangibles. The value was determined by an unrelated party.

                   Pro-forma Combined Statement of Operations
                     For the six months ended June 30, 2004
                    (in thousands, except for per share data)


                                                               Terabeam        Ricochet
                                                               --------        --------
                                              KarlNet          For the        For the
                                              -------          -------        -------
                                YDI        For the period    period from     period from
                                ---        --------------    -----------     -----------
                            For the six    from January 1,    January 1,     January 1,
                            -----------    ---------------    ----------     ----------
                            months ended      2004 to          2004 to        2004 to
                            ------------      -------          -------        -------
                           June 30, 2004    May 13, 2004    June 22, 2004   June 25, 2004   Adjustments          Pro Forma
                           -------------    ------------    -------------   -------------   -----------          ---------

Revenue .................   $     10,750    $      2,103    $        650    $      1,424    $        (75) (1)   $     14,852
Cost of goods sold ......          6,744             837           5,247             843             (75) (2)         13,796

                                                                                                     200  (3)
                            ----------------------------------------------------------------------------        ------------

Gross profit (loss) .....          4,006           1,266          (4,597)            581            (200)              1,056
                            ----------------------------------------------------------------------------        ------------


Operating expense:
   Selling expense ......            920             145           2,419             180             150  (4)          3,814
   General and
   administrative .......          3,907             741           4,163           1,546             185  (5)         10,542
   Research and
   development ..........            969             725           1,017            --              --                 2,711
                            ----------------------------------------------------------------------------        ------------
     Total operating
     expenses ...........          5,796           1,611           7,599           1,726             335              17,067
                            ----------------------------------------------------------------------------        ------------


Operating income (loss) .         (1,790)           (345)        (12,196)         (1,145)           (535)            (16,011)
                            ----------------------------------------------------------------------------        ------------

Other income (expenses):
   Interest income ......             50               4            --              --              --                    54
   Interest expense .....            (63)           --              --              --              --                   (63)
   Other income .........            503               1            --               542            --                 1,046
                            ----------------------------------------------------------------------------        ------------
     Total other income .            490               5            --              --              --                 1,037
                            ----------------------------------------------------------------------------        ------------

Income (loss) from
   continued operations .         (1,300)           (340)        (12,196)           (603)           (535)            (14,947)
                            ----------------------------------------------------------------------------        ------------


Weighted average shares -
basic and diluted .......     15,016,816                                                                          15,016,816

Earnings (loss) per share
- basic and diluted .....   $      (0.09)                                                                       $      (1.00)

                                   Adjustments

KarlNet
(1)       Revenue (eliminating intercompany sales)................................   $    (75)
(2)       Cost of goods sold (eliminating intercompany purchases).................        (75)
(3)       Cost of goods sold (amortization on intangible assets acquired) ........        200
(4)       Selling expense (amortization on intangible assets acquired)............        150

Ricochet
(5)       Amortization on intangible intellectual property acquired...............   $    185

7     Convertible debt

      The Company assumed convertible notes as part of the Terabeam acquisition. The convertible notes' aggregate principal amount totals $2.5 million. The notes mature in July 2005, with interest only payments at an annual rate of 6.75% in quarterly installments, with the principal balance maturing July 12, 2005. At the discretion of holders of the notes, the notes are convertible into shares of the Company's common stock beginning in July 2004, based on a value of $27.27 per share of common stock or 91,675 shares. If the conversion option is not elected prior to July 12, 2005, the holders will receive the principal of $2.5 million in cash on the maturity date. The Company has classified the convertible notes as a long-term liability on the accompanying balance sheet as of June 30, 2004.

8     Proposed Merger

      On October 31, 2003, YDI Wireless signed a definitive merger agreement to acquire Phazar Corp (Nasdaq:ANTP). Under the terms of the agreement, Phazar stockholders would receive 1.2 shares of YDI Wireless common stock for each share of Phazar common stock. This exchange ratio will not be adjusted for changes in the price of either YDI Wireless common stock or Phazar common stock. Based on shares outstanding on the date the merger agreement was signed, YDI Wireless stockholders would own approximately 87% of the combined entity and Phazar stockholders would own approximately 13%. One member of Phazar's board of directors would join YDI Wireless' board of directors. The agreement is subject to the approval of Phazar shareholders and other conditions set forth in the merger agreement. While the Company currently expects this transaction to be completed in the fourth quarter of 2004, there can be no assurance that this transaction will be completed at all or on the terms described above.

9     Restricted Cash

      As part of the Terabeam acquisition, YDI Wireless acquired $5.2 million in restricted cash. The restricted cash consists of $0.2 as collateral for letters of credit relating to lease obligations and $5.0 million held in an indemnification trust for the benefit of former Terabeam directors and officers. This trust was established by Terabeam in January 2002, and the funds are managed by an unrelated trustee. To date, no claims have been asserted against the trust funds. The trust expires in 2007 and any remaining funds will be distributed to the Company.

10    Marketable securities

      As part of the Terabeam acquisition, YDI Wireless acquired approximately $34.2 million in marketable securities. These securities are fixed income bonds from corporate and United States government sponsored entities (GSEs). It is the Company's intention to use these securities as needed to meet our cash needs. These bonds mature within the next year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      We are a designer and manufacturer of broadband wireless equipment and systems in the license-free wireless communications industry. These point-to-point (PTP) and point-to-multipoint (PTM) systems are primarily used by wireless operators to connect their base stations to other base stations and to existing wire line networks. We continually invest in the development and introduction of wireless products in the marketplace in an effort to provide customers with the best price/performance ratio for license-free wireless communications. We believe that our diverse and expanding customer base as well as our market and industry experience makes us a strong competitor in the wireless communications market. In addition, we are an experienced designer of turnkey long distance wireless systems for applications such as wireless Internet, wireless video, wireless local area networks (LANs), wireless wide area networks (WANs), and wireless virtual private networks (VPNs).

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

      Effective May 13, 2004, the Company acquired KarlNet, Inc., a wireless software development company. Effective June 22, 2004, the Company acquired Terabeam Corporation, a wireless telecommunications company. Effective June 25, 2004, the Company acquired Ricochet Networks, Inc., a wireless service provider. The financial results of these companies from and after the dates of acquisition are included in the financial results reported for the Company.

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

      Capitalized Software

      We have capitalized software costs of approximately $2.5 million related to software products available for sale and we are amortizing those costs over the expected lives of the products. The annual amortization will be the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. In addition, we capitalize software costs for projects from the time the project is determined to be technologically feasible until the project is salable. When the project becomes salable, we will cease capitalizing costs and begin amortizing costs previously capitalized over the expected salable life of the project. Approximately $201,000 of software related cost was capitalized this quarter.

      Intangible Assets

      Our intangible assets are comprised of 4 categories. (1) Capitalized software includes costs for software that has been determined to be technologically feasible but not yet salable. (2) Intangible assets acquired with an acquisition of a company. All assets in this category are valued by an unrelated third party and are amortized straight-line over their estimated lives. We periodically review each asset to determine if the estimated discounted cash flows are greater than or equal to the remaining book value. (3) Intangible assets purchased at arms-length. These assets are amortized over the estimated life of the product. (4) Goodwill. We periodically review all intangible assets for impairment to determine if the current capitalized cost exceeds the future estimated gross revenue.

Results of Operations

For the three months ended June 30, 2004 and 2003

      The following table provides statement of operations data as a percentage of sales for the periods presented.

                                                        2004         2003
                                                       ------       ------
        Sales ......................................      100%         100%
        Cost of goods sold .........................       68           69
                                                       ------       ------
        Gross profit ...............................       32           31
        Operating expenses
            Selling costs ..........................       10            7
            General and administrative .............       46           33
            Research and development ...............       10            7
                                                       ------       ------
                Total operating expenses ...........       66           47
                                                       ------       ------
        Operating (loss) income ....................      (34)         (16)
        Other income (expenses) ....................       --            1
        Income tax expense (benefit) ...............       --           (4)
        Extraordinary gain .........................       --           60
                                                       ------       ------
        Net income .................................      (34)%         49%
                                                       ======       ======

      Sales

      Sales for the three months ended June 30, 2004 were $4.7 million as compared to $7.2 million for the same period in 2003 for a decrease of $2.5 million or 35%. There were a number of reasons for the revenue decline. First was the receipt of significant orders in 2003 from a major telecommunications carrier for their "Hot Spot" trial build-out in a major metropolitan area, which was not replicated in 2004. Second, increased competition caused some of our other large customers to reduce their purchase orders to us during the first half of 2004 compared to 2003. Third, we believe the overall United States wireless market (where we currently sell most of our products) was generally soft, particularly in the second quarter of 2004. Finally, we completed three strategic acquisitions in the first half of 2004. While we expect to receive benefits from those transactions in the future, we believe those transactions may have adversely impacted our financial results due to market uncertainty concerning our business model and focus and our senior management's focus on these transactions in the first half of 2004.

      Our industry's pricing pressures continue to escalate and we are reviewing all of our products' costs and list prices as well as the discounting structure applicable by market and by sales channel to insure that we are offering competitively priced products while maintaining acceptable margins.

      In the second quarter of 2004, management initiated significant changes within the company. We added a new Senior Vice President of Sales and Marketing, promoted a Chief Engineer to focus on product development and enhancement, and dramatically restructured our sales force to better enable them to close solution-based sales in addition to our core equipment sales strategy.

      For the quarters ending June 30, 2004 and 2003, international sales, excluding Canada, approximated 12.6% and 14.3%, respectively, of total sales.

      Cost of goods sold and gross profit

      Cost of goods sold and gross profit for the three months ended June 30, 2004 were $3.2 million and $1.5 million, respectively. For the same period in 2003, costs of goods sold and gross profit were $5.0 million and $2.3 million, respectively. Gross profit margin, as a percentage of sales, for the three months ended June 30, 2004 and 2003 was 32% and 31%, respectively. There was an increase in the actual margins for the products shipped during this quarter over last year. However, we increased our allowance for inventory obsolescence and slow moving items by $300,000 in the recent quarter due to lower revenue and acquisitions made during the quarter.

      Our challenge is to make sure that our new product development and introduction cycles are our main focus for the remainder of 2004 and beyond. Our senior management team has been tasked to ensure that there is a steady flow of new products with adequate sales training to help ensure margins are kept at an optimum level without endangering our revenue growth or operating results. We expect that the introduction of new products will help us maintain and hopefully increase our weighted average gross margins even if we have to succumb to the pricing pressures within the wireless industry for products that are later in their product life cycle.

      In addition to the development of new products, we continuously review our existing products to try to reduce their costs while trying to enhance their features to help stave off the downward price pressures from our competitors. On the manufacturing side, we use a number of different contract manufacturers to get the benefits of reduced costs resulting from our volume production and continue to explore the possibility of off-shore manufacturing that has the potential of additional savings.

      Sales and Marketing Expenses

      Selling and marketing expenses consist primarily of employee salaries and associated costs for selling, marketing, and customer support. Selling and marketing expenses remained basically the same for the three months ended June 30, 2004 and 2003 at approximately $0.5 million. Even though we increased our tradeshow attendance as well as our customer training sessions in the second quarter of 2004 versus the same period in 2003, overall expenses stayed level. Any additional costs incurred as a result of increased marketing efforts, customer training or product awareness were offset by reduction in sales commissions due to lower revenues, performance-related reduction of sales headcount, and increased tightening of other related sales and marketing support costs, especially related to travel and entertainment.

      In the second quarter, we made changes to our sales and marketing efforts along with our new product development processes. We added senior sales management personnel to expand upon our current core equipment sales efforts and also to train existing sales personnel and hire new personnel to begin selling system solutions as well. Additionally, we realigned our international sales department in order to strengthen our focus in the international arena. We hope to grow our international sales, which typically have not constituted a large part of our overall sales. In conjunction with our increased international focus, we are continuing to have more of our products certified by selected in-country regulatory authorities to improve our products' acceptance in these regions.

      General and Administrative Expenses

      General and administrative expenses consist primarily of employee salaries, benefits and associated costs for information systems, finance, legal, and administration of a public company. General and administrative expenses decreased $0.2 million to $2.2 million for the three months ended June 30, 2004 from $2.4 million for the three months ended June 30, 2003. The slight decrease in costs during this quarter compared to the same period in 2003 is made up of numerous insignificant variances in a multitude of accounts. We expect that our general and administrative expenses will be higher in the second half of 2004 due to the three acquisitions we completed in the latter part of the second quarter of 2004 but we expect those expenses to begin to decline late in the fourth quarter 2004 as we integrate the acquisitions into our operation and realize any synergies that would result in reducing any duplicate expenses previously incurred.

      Research and Development Expenses

      Research and development expenses consist primarily of personnel salaries and fringe benefits and related costs associated with our product development efforts. Other related items included in this category are costs associated with the development and introduction of new products and components, sustaining engineering on existing products, test equipment, and related facilities costs. Research and development expenses held steady at just under $0.5 million for the three months ended June 30, 2004 and 2003.One significant event during the quarter was the resignation of our President/Chief Technical Officer in the first week of June 2004. This did not have any significant effect on costs during the reporting period.


      Income Taxes

      As of June 30, 2004, we cannot accurately predict when sufficient taxable income will be generated to justify recognition of deferred tax assets without a valuation allowance. Benefit for income taxes for the three months ended June 30, 2003 in the amount of $259,000 relates to an a projected income tax benefit for prior income taxes paid.

      Extraordinary gain

      The extraordinary gain during the second quarter of 2003 was due to the immediate recognition into income of the negative goodwill of $4.3 million related to the Telaxis combination in accordance with SFAS No. 141. None of our three acquisitions during the later part of the second quarter of 2004 resulted in negative goodwill, which would necessitate compliance with SFAS No. 141 during the period.

For the six-months ended June 30, 2004 and 2003

      The following table provides statement of operations data as a percentage of sales for the periods presented.

                                                       2004         2003
                                                      ------       ------
        Sales .....................................      100%         100%
        Cost of goods sold ........................       63           69
                                                      ------       ------
        Gross profit ..............................       37           31
        Operating expenses
            Selling costs .........................        9            7
            General and administrative ............       36           26
            Research and development ..............        9            4
                                                      ------       ------
                Total operating expenses ..........       54           37
                                                      ------       ------
        Operating (loss) income ...................      (17)          (6)
        Other income (expenses) ...................        5           --
        Income tax expense (benefit) ..............       --           (1)
        Extraordinary gain ........................       --           32
                                                      ------       ------
        Net income ................................      (12)%         27%
                                                      ======       ======

      Sales

      Sales for the six months ended June 30, 2004 were $10.8 million as compared to $13.7 million for the same period in 2003 for a decrease of $2.9 million or 21%. There were a number of reasons for the revenue decline. First was the receipt of significant orders in 2003 from a major telecommunications carrier for their "Hot Spot" trial build-out in a major metropolitan area, which was not replicated in 2004. Second, increased competition caused some of our other large customers to reduce their purchase orders to us during the first half of 2004 compared to 2003. Third, we believe the overall United States wireless market (where we currently sell most of our products) was generally soft, particularly in the second quarter of 2004. Finally, we completed three strategic acquisitions in the first half of 2004. While we expect to receive benefits from those transactions in the future, we believe those transactions may have adversely impacted our financial results due to market uncertainty concerning our business model and focus and our senior management's focus on these transactions in the first half of 2004.

      Our industry's pricing pressures continue to escalate and we are reviewing all of our products' costs and list prices as well as the discounting structure applicable by market and by sales channel to insure that we are offering competitively priced products while maintaining acceptable margins.

      In the first half of 2004, management initiated significant changes within the company. We added a new Senior Vice President of Sales and Marketing, promoted a Chief Engineer to focus on product development and enhancement, and dramatically restructured our sales force to better enable them to close solution-based sales in addition to our core equipment sales strategy.

      For the six months ending June 30, 2004 and 2003, international sales, excluding Canada, approximated 13.8% and 15.6%, respectively, of total sales.

      Cost of goods sold and gross profit

      Cost of goods sold and gross profit for the six months ended June 30, 2004 were $6.7 million and $4.0 million, respectively. For the same period in 2003, costs of goods sold and gross profit were $9.4 million and $4.3 million, respectively. Gross profit margin, as a percentage of sales, for the six months ended June 30, 2004 and 2003 was 37% and 31%, respectively.

      Gross profits as a percentage of revenue improved significantly from last year's comparative period by about 6% due primarily to the following three factors: (1) our efforts to maintain our products' pricing levels by emphasizing our products' unique features and functions where competition or market conditions warrant; (2) the introduction of several enhanced core products that included improved software capabilities and upgrades that not only improved product functionality but also reduced our products' cost; and (3) the introduction of our V Band wireless data communication product which added upwards of 2% to our gross margins for the six months ended June 30, 2004. Our gross margin increased even though we increased our allowance for inventory obsolescence and slow moving items by $300,000 in the second quarter of 2004 due to lower revenue and acquisitions made during the quarter.

      Our challenge is to make sure that our new product development and introduction cycles are our main focus for the remainder of 2004 and beyond. Our senior management team has been tasked to ensure that there is a steady flow of new products with adequate sales training to help ensure margins are kept at an optimum level without endangering our revenue growth or operating results. We expect that the introduction of new products will help us maintain and hopefully increase our weighted average gross margins even if we have to succumb to the pricing pressures within the wireless industry for products that are later in their product life cycle.

      In addition to the development of new products, we continuously review our existing products to try to reduce their costs while trying to enhance their features to help stave off the downward price pressures from our competitors. On the manufacturing side, we use a number of different contract manufacturers to get the benefits of reduced costs resulting from our volume production and continue to explore the possibility of off-shore manufacturing that has the potential of additional savings.

      Sales and Marketing Expenses

      Selling and marketing expenses consist primarily of employee salaries and associated costs for selling, marketing, and customer support. Selling and marketing expenses decreased slightly to $0.9 million from $1.0 million or $0.1 million for the six months ended June 30, 2004 and 2003 or a decline of less than 10%. Even though we increased our tradeshow attendance as well as our customer training sessions in the six months ending June 30, 2004 versus the same period in 2003, overall expenses stayed fairly level. Any additional costs incurred as a result of increased marketing efforts, customer training or product awareness were offset by reduction in sales commissions due to lower revenues, performance-related reduction of sales headcount, and increased tightening of other related sales and marketing support costs, especially related to travel and entertainment.

      In the second quarter, we made changes to our sales and marketing efforts along with our new product development processes. We added senior sales management personnel to expand upon our current core equipment sales efforts and also to train existing sales personnel and hire new personnel to begin selling system solutions as well. Additionally, we realigned our international sales department in order to strengthen our focus in the international arena. We hope to grow our international sales, which typically have not constituted a large part of our overall sales. In conjunction with our increased international focus, we are continuing to have more of our products certified by selected in-country regulatory authorities to improve our products' acceptance in these regions.

      General and Administrative Expenses

      General and administrative expenses consist primarily of employee salaries, benefits and associated costs for information systems, finance, legal, and administration of a public company. General and administrative expenses increased to $3.9 million for the six months ended June 30, 2004 from $3.6 million for the six months ended June 30, 2003 or an increase of about 8.5% period over period. The increased costs are primarily due to our incurring typical public company costs only in the second quarter of 2003 since we were only public during that second quarter. We expect that our general and administrative expenses will be higher in the second half of 2004 due to the three acquisitions we completed in the latter part of the second quarter of 2004 but we expect those expenses to begin to decline late in the fourth quarter 2004 as we integrate the acquisitions into our operation and realize any synergies that would result in reducing any duplicate expenses previously incurred.

      Research and Development Expenses

      Research and development expenses consist primarily of personnel salaries and fringe benefits and related costs associated with our product development efforts. Other related items included in this category are costs associated with the development and introduction of new products and components, sustaining engineering on existing products, test equipment, and related facilities costs. Research and development expenses increased to $1.0 million for the six months ended June 30, 2004 from $0.6 million for the six months ended June 30, 2003, a $0.4 million increase or 67% period over period. The increase in our research and development expenses for the first six months of 2004 from 2003 was primarily due to our increasing our product development capabilities by adding research and development engineering personnel through the Telaxis acquisition in April 2003 and the three acquisitions completed in the second quarter of 2004. There also was a small amount of expense related to additional prototype materials and other related support costs. One significant event during the first six months was the resignation of our President/Chief Technical Officer in the first week of June 2004. This did not have any significant effect on costs during the reporting period.

      Income Taxes

      Provision for income taxes for the six months ended June 30, 2004 in the amount of $2,000 relates to minimum state income taxes due. As of June 30, 2004, we cannot accurately predict when sufficient taxable income will be generated to justify recognition of deferred tax assets without a valuation allowance. Benefit for income taxes for the six months ended June 30, 2003 in the amount of $177,000 relates to a projected income tax benefit for prior income taxes paid.

      Other income (expense)

      Other income for the first half of 2004 was $0.5 million compared to an expense of $(21,000) for the same period ending in 2003. The difference is because we sold intellectual property that was on the books at no value for $500,000 in the first half of 2004.

      Extraordinary gain

      The extraordinary gain during the first half of 2003 was due to the immediate recognition into income of the negative goodwill of $4.3 million related to the Telaxis combination in accordance with SFAS No. 141.

Liquidity and Capital Resources

      At June 30, 2004, we had cash and cash equivalents of $15.3 million, excluding restricted cash, and $34.2 million in securities. For the six months ended June 30, 2004, cash provided by operations was $227,000. We currently are meeting all of our working capital needs through internally generated cash from operations. In addition, approximately 20 - 25% of our sales are paid prior to shipment, by credit card or wire transfer. This increases cash flow and decreases credit risk and bad debt expense. We see no immediate requirement over the next twelve months for external financing to fund our day-to-day normal operations, which includes sales and marketing, research and development, and general and administrative expenses on our core business. The cash and investments acquired from Terabeam are available to be used in operations as needed.

      For the six months ended June 30, 2004, cash provided by investing activities was $6.0 million. The acquisition of Terabeam provided $10.3 million, while we used $4.8 million for the acquisitions of KarlNet and Ricochet Networks during the second quarter of 2004.

      Cash (used) / provided by financing activities was $58,000 for the six months ended June 30, 2004. Debt repayments accounted for (used) of $119,000, while stock option exercises accounted for $227,000 in cash provided.

      During the first quarter of 2004 and 2003, Merry Fields distributed to its members $50,000 and $40,000, respectively. The distributed amounts were Merry Fields' funds generated from YDI Wireless' rental payments to Merry Fields. Although Merry Fields is a separate legal entity from YDI Wireless, its financial statements are consolidated with YDI Wireless' for financial reporting purposes, which is why this Merry Fields distribution appears on YDI Wireless' financial statements.

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

      Debt, Covenant Compliance and Liquidity

      We have a $2.0 million line of credit with Bank of America. We have not used this line of credit as of June 30, 2004. This line of credit is collateralized by a $2.0 million Certificate of Deposit.

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

      Cautionary Statements of General Applicability

      In addition to other factors and matters discussed elsewhere in this Form 10-Q, in our other periodic reports and filings made from time to time with the Securities and Exchange Commission, and in our other public statements from time to time (including, without limitation, our press releases), some of the important factors that, in our view, could cause actual results to differ materially from those expressed, anticipated, or implied in the forward-looking statements include, without limitation, a severe worldwide slowdown in the telecommunications equipment market and in the United States in particular; the downturn and ongoing uncertainty in the telecommunications industry and larger economy; developments in our relatively new industry and in the larger economy; the intense competition in the telecommunications equipment industry and resulting pressures on our pricing, gross margins, and general financial performance; the impact, availability, pricing, and success of competing technologies and products; difficulties in distinguishing our products from competing technologies and products; difficulties or delays in obtaining customers; dependence on a limited number of significant customers; lack of or delay in market acceptance and demand for our current and contemplated products; difficulties or delays in obtaining raw materials, subassemblies, or other components for our products at the times, in the quantities, and at the prices we desire or expect; risks arising from and relating to our recent acquisitions of Ricochet Networks, Inc., Terabeam Corporation, and KarlNet, Inc. (including without limitation management distraction due to those acquisitions, the ability of the companies to integrate in a cost-effective, timely manner without material liabilities or loss of desired employees or customers; the risk that the expected synergies and other benefits of the transactions will not be realized at all or to the extent expected; the risk that cost savings from the transactions may not be fully realized or may take longer to realize than expected; reactions, either positive or negative, of investors, competitors, customers, suppliers, employees, and others to the transactions; and the risk that those transactions will expose YDI to lawsuits or other liabilities); the expense of defending and the outcome of pending and any future stockholder litigation, including without limitation, our possible exposure under the contemplated settlement of that litigation; our recent focus on certain aspects of our current business; difficulties or delays inherent in entering new markets and business areas; difficulties or delays in developing and establishing new products, product lines, and business lines; difficulties or delays in developing, manufacturing, and supplying products with the contemplated or desired features, performance, price, cost, and other characteristics; difficulties in estimating costs of developing and supplying products; difficulties in developing, manufacturing, and supplying products in a timely and cost-effective manner; difficulties or delays in developing improved products when expected or desired and with the additional features contemplated or desired; our limited ability to predict our future financial performance; the expected fluctuation in our quarterly results; the expected fluctuation in customer demand and commitments; the expected volatility and possible stagnation or decline in our stock price, particularly due to the number of shares of our stock we issued in connection with the acquisitions we made in the second quarter of 2004 and the relatively low number of shares that trade on a daily basis; difficulties in attracting and retaining qualified personnel; our dependence on key personnel; inability to protect our proprietary technology; the potential for intellectual property infringement, warranty, product liability, and other claims; failure of our customers to sell broadband connectivity solutions that include our products; difficulties in our customers or ultimate end users of our products obtaining sufficient funding; cancellation of orders without penalties; difficulties in complying with existing governmental regulations and developments or changes in governmental regulation; difficulties or delays in obtaining any necessary governmental or regulatory permits, waivers, or approvals; our dependence on third-party suppliers and manufacturers; difficulties in obtaining satisfactory performance from third-party manufacturers and suppliers; risks associated with foreign sales such as collection, currency and political risk; investment risk resulting in the decrease in value of our investments; difficulties in collecting our accounts receivable; future stock sales by our current stockholders, including our current and former directors and management; the effect of our anti-takeover defenses; and risks associated with any acquisitions or investments in which we may be involved. Many of these and other risks and uncertainties are described in more detail in our annual report on Form 10-K, as amended, for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

      Specific Cautionary Statements Relating to the Contemplated Acquisition of Phazar Corp.

      On October 30, 2003, YDI Wireless announced a definitive merger agreement to acquire Phazar Corp. There can be no assurance whatsoever that this acquisition or any other combination transaction between YDI Wireless and Phazar will be consummated. Risks associated with or arising from this contemplated transaction include risks relating to the companies' ability and desire to satisfy the conditions to closing the transaction set forth in the definitive transaction documentation (including, without limitation, the need to obtain the approval of Phazar's stockholders and Phazar's desire to obtain an updated financial fairness opinion relating to the transaction); the possibility that the terms of the transaction, as amended to date, may be further amended; the substantial time and costs each company will be expending and incurring relating to a contemplated transaction; the ability to obtain any necessary regulatory approvals and clearances, including federal and state securities registrations, qualifications, approvals, clearances, and/or exemptions, needed to consummate a transaction; the ability of the companies to integrate in a cost-effective, timely manner without material loss of employees, customers, or suppliers; the risk that the expected synergies and other benefits of the transaction will not be realized at all or to the extent expected; the risk that cost savings from the transaction may not be fully realized or may take longer to realize than expected; reactions, either positive or negative, of investors, competitors, customers, suppliers, employees, and others to the transaction; the time and costs required to complete the contemplated transaction and then integrate the companies; management and board interest in and distraction due to the contemplated transaction and integrating the companies; the uncertain impact on the trading market, volume, and price of each company's stock; difficulties in predicting the combined company's future business and financial performance; costs and delays in implementing common systems and procedures, including financial accounting systems; and the fact that the registration, issuance, and/or future sale of a large number of shares of our common stock may cause a stagnation or decline in the market price of our common stock.

      Possible Implications of Cautionary Statements

      The items described above, either individually or in some combination, could have a material adverse impact on our reputation, business, need for additional capital, ability to obtain additional debt or equity financing, current and contemplated products gaining market acceptance, development of new products and new areas of business, sales, cash flow, results of operations, financial condition, stock price, viability as an ongoing company, results, outcomes, levels of activity, performance, developments, or achievements. Given these uncertainties, investors are cautioned not to place undue reliance on any forward-looking statements.

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

      As of June 30, 2004, we had cash and cash equivalents of $15.3 million and restricted cash of $5.1 million. All these funds are on deposit in short-term accounts with several national banking organizations. Therefore, we do not expect that an increase in interest rates would materially reduce the value of these funds. The primary risk to loss of principal is the fact that these balances are only insured by the Federal Deposit Insurance Corporation up to $100,000 per bank. At June 30, 2004, the uninsured portion totaled approximately $20.1 million.

      In addition, we presently hold approximately $34.2 million in corporate and U.S. Federal agency bonds. These bonds have a maturity dates no later than November 2005. These bonds are interest rate sensitive and therefore as rates rise, the value of these bonds will decrease. We do not believe that a significant increase in interest rates would not have a material effect on our financial condition or results of operations.

      We guarantee the Merry Fields, LLC debt. The interest rate on the loan is fixed. Therefore, fluctuations in interest rates would not impact the amounts payable relating to that debt.

      As of June 30, 2004, our investment in Phazar common stock was valued at $1.8 million. The carrying value of our investment is subject to fluctuation in the market price and, consequently, the amount realized in any subsequent sale of this investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the issuer of the security, the relative price of alternative investments, and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. As stated in the notes to the financial statements, we have signed a definitive agreement to merge with Phazar. The carrying value of the investment may be adversely affected should the merger not be completed. Should the merger be completed, the $1.8 million will be reduced by the unrealized gain, $1.0 million as of June 30, 2004, on YDI holdings of Phazar stock and the remaining $0.8 million will increase the acquisition cost of Phazar to YDI. However, fluctuation in the market price of Phazar will not impact the operations of the Company.

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

Item 4. Controls and Procedures.

      Disclosure controls and procedures

      Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2004 have concluded that as of such date our disclosure controls and procedures were adequate and effective.

      Internal controls

      There has not been any change in our internal controls over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      During the period from June 12 to September 13, 2001, four purported securities class action lawsuits were filed against Telaxis in the U.S. District Court for the Southern District of New York: Katz v. Telaxis Communications Corporation et al., Kucera v. Telaxis Communications Corporation et al., Paquette v. Telaxis Communications Corporation et al., and Inglis v. Telaxis Communications Corporation et al. The lawsuits also named one or more of the underwriters in the Telaxis initial public offering and certain of its officers and directors. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint, which supersedes the individual complaints originally filed. The amended complaint alleges, among other things, violations of the registration and antifraud provisions of the federal securities laws due to alleged statements in and omissions from the Telaxis initial public offering registration statement concerning the underwriters' alleged activities in connection with the underwriting of Telaxis' shares to the public. The amended complaint seeks, among other things, unspecified damages and costs associated with the litigation. These lawsuits have been assigned along with, we understand, approximately 1,000 other lawsuits making substantially similar allegations against approximately 300 other publicly-traded companies and their public offering underwriters to a single federal judge in the U.S. District Court for the Southern District of New York for consolidated pre-trial purposes. We believe the claims against us are without merit and have defended the litigation vigorously. The litigation process is inherently uncertain, however, and there can be no assurance that the outcome of these claims will be favorable for us.

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

      In June 2003, we elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. This decision was made by a special independent committee of our board of directors. We understand that a large majority of the other issuer defendants have also elected to participate in this proposed settlement. If ultimately approved by the court, this proposed settlement would result in a dismissal, with prejudice, of all claims in the litigation against us and against the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants. The proposed settlement provides that the insurers of the participating issuer defendants will guarantee that the plaintiffs in the cases brought against the participating issuer defendants will recover at least $1 billion. This means there will be no monetary obligation to the plaintiffs if they recover $1 billion or more from the underwriter defendants. In addition, we and the other participating issuer defendants will be required to assign to the plaintiffs certain claims that the participating issuer defendants may have against the underwriters of their IPOs.

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

      The parties to the proposed settlement have drafted formal settlement documents and requested preliminary approval by the court of the proposed settlement, including the form of the notice of the proposed settlement that would be sent to members of the proposed classes in each settling case. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, have filed an opposition to preliminary approval of the proposed settlement of those cases. If preliminary court approval is obtained, notice of the proposed settlement will be sent to the class members, and a motion will then be made for final court approval of the proposed settlement. Consummation of the proposed settlement remains conditioned on, among other things, receipt of both preliminary and final court approval. If the proposed settlement described above is not consummated, we intend to continue to defend the litigation vigorously. Moreover, if the proposed settlement is not consummated, we believe that the underwriters may have an obligation to indemnify us for the legal fees and other costs of defending these suits. While there can be no assurance as to the ultimate outcome of these proceedings, we currently believe that the final result of these actions will have no material effect on our consolidated financial condition, results of operations, or cash flows.

      We are subject to potential liability under contractual and other matters and various claims and legal actions, which may be asserted against us or our subsidiaries from time to time. These matters may arise in the ordinary course and conduct of our business. While the outcome of any of these claims and legal actions against us cannot be forecast with certainty, we believe that such matters should not result in any liability, which would have a material adverse effect on our business.

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Recent Sales of Unregistered Securities

      We issued 1,000,000 shares of common stock in May 2004 to two accredited investors in a private placement. We received no cash proceeds from the issuance of these shares. The shares were issued to the two stockholders of KarlNet, Inc. in connection with our acquiring that company. The issuances were completed without registration under the Securities Act in reliance upon the exemptions contained in Section 4(2) and/or 4(6) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act for transactions not involving a public offering. This reliance was based in part on representations and warranties made to us by the two accredited investors. These issuances of common stock by us did not involve the use of an underwriter, and no commissions were paid in connection with these issuances.

      On June 22, 2004, we completed our strategic combination with Terabeam Corporation. In that merger, the Terabeam shares outstanding prior to the merger converted into the right to receive, in the aggregate, 11,567,132 shares of our common stock. In addition, in the merger, we assumed warrants to purchase 574,706 shares of our common stock that prior to the merger had represented the right to purchase shares of Terabeam stock. We received no cash proceeds from the issuance of these shares or assumption of these warrants. These transactions were completed without registration under the Securities Act in reliance upon the exemption contained in Section 3(a)(10) of the Securities Act. Prior to the completion of the merger, the State of California Department of Corporations held a hearing upon the fairness of the terms and conditions of the proposed issuance and assumption at which all persons to whom it was proposed to issue securities in the merger and all holders of warrants to purchase Terabeam stock had the right to appear. After the hearing, on May 28, 2004, the State of California Department of Corporations issued a permit and certificate of issuance approving the proposed transactions. These transactions did not involve the use of an underwriter, and no commissions were paid in connection with these transactions.

      We issued 42,105 shares of common stock in June 2004 to one accredited investor in a private placement. We received no cash proceeds from the issuance of these shares. The shares were issued to the one stockholder of Ricochet Networks, Inc. in connection with our acquiring that company. The issuance was completed without registration under the Securities Act in reliance upon the exemptions contained in Section 4(2) and/or 4(6) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act for transactions not involving a public offering. This reliance was based in part on representations and warranties made to us by the accredited investor. This issuance of common stock by us did not involve the use of an underwriter, and no commissions were paid in connection with this issuance.

      We issued warrants to purchase 50,000 shares of our common stock at a purchase price of $4.75 per share in June 2004 to one accredited investor in a private placement. The warrants may be exercised on or before June 24, 2005. The recipient of these warrants was the accredited investor who purchased 500,000 shares of our common stock in December 2003 in a private placement. In return for these warrants, we received a release of claims from the accredited investor and the return of $25,000 we had paid to the placement agent in the December 2003 private placement. Final documentation relating to this issuance was completed in July 2004. The issuance was completed without registration under the Securities Act in reliance upon the exemptions contained in Section 4(2) and/or 4(6) of the Securities Act for transactions not involving a public offering. No commissions were paid in connection with this issuance of warrants by us.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits

            See Exhibit Index.

      (b)   Reports on Form 8-K

      On April 6, 2004, we filed a report on Form 8-K to report a press release we issued relating to an amendment to the merger agreement with Phazar Corp extending the time within which the merger may be completed.

      On April 16, 2004, we filed a report on Form 8-K to report a press release we issued relating to our agreement to acquire Terabeam Corporation by merger.

      On April 28, 2004, we filed a report on Form 8-K to report a press release we issued relating to our financial results for the first quarter ended March 31, 2004.

      On May 20, 2004, we filed a report on Form 8-K to report a press release we issued relating to our acquisition of KarlNet, Inc.

      On June 7, 2004, we filed a report on Form 8-K to report a press release we issued relating to a second amendment to the merger agreement with Phazar Corp further extending the time within which the merger may be completed and making certain other changes to the merger agreement.

      On June 29, 2004, we filed a report on Form 8-K to report a press release we issued relating to the completion of our acquisition of Terabeam Corporation by merger.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                YDI Wireless, Inc.

Date: August 16, 2004           By: /s/  Patrick L. Milton
                                    --------------------------------------------
                                    Patrick L. Milton,
                                    Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX

    Exhibit
    Number                                 Description

      2.1 Amendment No. 1 to Agreement and Plan of Merger, dated as of April 1, 2004, by and among YDI Wireless, Inc., Stun Acquisition Corporation, and Phazar Corp. (1)

      2.2 Amendment to Agreement and Plan of Merger, dated June 2, 2004, by and among YDI Wireless, Inc., Stun Acquisition Corporation, and Phazar Corp. (2)

      2.3 Agreement and Plan of Merger, dated as of April 14, 2004, by and among YDI Wireless, Inc., T-Rex Acquisition Corporation, and Terabeam Corporation. (3)

      2.4 Agreement and Plan of Merger, dated as of May 13, 2004, by and among YDI Wireless, Inc., KFire Merger Corporation, KarlNet, Inc., Douglas J. Karl, and Elise L. Karl. (4)

      10.1 Secured Promissory Note, dated May 13, 2004, from KarlNet, Inc. in favor of YDI Wireless, Inc. (4)

      10.2 Security Agreement, dated as of May 13, 2004, between KarlNet, Inc. and YDI Wireless, Inc. (4)

      10.3 Employment Agreement, dated June 8, 2004, between YDI Wireless, Inc. and Alexander Young.

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

      99.1 Stockholder Agreement, dated as of April 14, 2004, by and among YDI Wireless, Inc. and Mobius Technology Ventures VI, L.P., Mobius Technology Ventures Advisors Fund VI, L.P., Mobius Technology Ventures Side Fund VI, L.P., Softbank US Ventures VI, L.P., Softbank Technology Ventures Advisors Fund V, L.P., Softbank Technology Ventures Entrepreneurs Fund V, L.P., and Softbank Technology Ventures V, L.P. (3)

      99.2 Stockholder Agreement, dated as of April 14, 2004, by and among YDI Wireless, Inc. and SOFTBANK Capital Partners, L.P., SOFTBANK Capital LP, and SOFTBANK Capital Advisors Fund LP.
                  (3)

      99.3 Lock-up Agreement, dated as of April 14, 2004, by and among YDI Wireless, Inc. and Mobius Technology Ventures VI, L.P., Mobius Technology Ventures Advisors Fund VI, L.P., Mobius Technology Ventures Side Fund VI, L.P., Softbank US Ventures VI, L.P., Softbank Technology Ventures Advisors Fund V, L.P., Softbank Technology Ventures Entrepreneurs Fund V, L.P., and Softbank Technology Ventures V, L.P. (3)

      99.4 Lock-up Agreement, dated as of April 14, 2004, by and among YDI Wireless, Inc. and SOFTBANK Capital Partners, L.P., SOFTBANK Capital LP, and SOFTBANK Capital Advisors Fund LP.
                  (3)

      99.5 Form of Noncompetition Agreement, dated as of May 13, 2004, a substantially similar version of which was entered between YDI Wireless, Inc. and each of Douglas J. Karl and Elise L. Karl.
                  (4)

----------
All non-marked exhibits listed above are filed herewith.

(1) Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on April 6, 2004.

(2) Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on June 7, 2004.

(3) Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on April 16, 2004.

(4) Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on May 20, 2004.