Form 10-Q
period 2004-09-30
YDI WIRELESS INC
filed 2004-11-15
CIK 712511

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------
                                    FORM 10-Q
                                  ------------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________TO___________

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

      As of October 31, 2004, there were 22,841,063 shares of the registrant's common stock outstanding.

================================================================================

                               YDI WIRELESS, INC.
                                      INDEX

                                                                                           PAGE NO.
                                                                                           --------
PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements .......................................................    3

                  Consolidated Balance Sheets as of September 30, 2004 and
                    December 31, 2003 .....................................................    4

                  Consolidated Statements of Operations for the three and nine
                    months ended September 30, 2004 and 2003 ..............................    5

                  Consolidated Statement of Changes in Stockholders' Equity for
                    the nine months ended September 30, 2004 ..............................    6

                  Consolidated Statements of Cash Flows for the nine months
                    ended September 30, 2004 and 2003 .....................................    7

                  Notes to Consolidated Financial Statements ..............................    8

       Item 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations ......................................................   15

       Item 3. Quantitative and Qualitative Disclosures about Market Risk .................   24

       Item 4. Controls and Procedures ....................................................   25

PART II. OTHER INFORMATION

       Item 1. Legal Proceedings ..........................................................   26

       Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ................   27

       Item 4. Submission of Matters to a Vote of Securities Holders ......................   28

       Item 6. Exhibits ...................................................................   28

SIGNATURE .................................................................................   28

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

Item 1. Financial Statements.

                               YDI WIRELESS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                                 (unaudited)
                                                                                                September 30,    December 31,
                                                                                                -----------------------------
                                                                                                     2004             2003
                                                                                                -------------    ------------
Assets
Current assets:
   Cash and cash equivalents ...............................................................      $   22,995       $    8,990
   Restricted cash .........................................................................           5,176               --
   Investment securities - available-for-sale ..............................................          18,157               --
   Accounts receivable, net ................................................................           3,213            2,511
   Refundable income taxes .................................................................             151              226
   Inventory ...............................................................................           6,502            3,134
   Assets held for sale ....................................................................              --              790
   Prepaid expenses ........................................................................             302              162
                                                                                                  ----------       ----------

       Total current assets ................................................................          56,496           15,813

Property and equipment, net ................................................................           2,617            1,747

Other assets:
  Investment securities - available-for-sale ...............................................           1,053            2,316
  Investment securities at cost ............................................................             311              311
  Goodwill .................................................................................          15,207               --
  Intangible assets, net ...................................................................           4,457              483
  Deposits .................................................................................              91               49
                                                                                                  ----------       ----------

       Total other assets ..................................................................          21,119            3,159
                                                                                                  ----------       ----------

       Total assets ........................................................................      $   80,232       $   20,719
                                                                                                  ==========       ==========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses ...................................................      $   10,469       $    3,023
   Deferred revenue ........................................................................             167               --
   Current maturities of notes payable .....................................................           2,781              213
                                                                                                  ----------       ----------

       Total current liabilities ...........................................................          13,417            3,236

Notes payable, net of current maturities ...................................................           1,494            1,298
                                                                                                  ----------       ----------

       Total liabilities ...................................................................          14,911            4,534

Commitments and contingencies                                                                             --               --

Stockholders' Equity
   Preferred stock, $0.01 par value; authorized 4,500,000, none issued at
     September 30, 2004 and December 31, 2003 ..............................................              --               --
   Common stock, $0.01 par value, 100,000,000 shares authorized, 27,018,855 issued and 22,835,672 outstanding at September 30, 2004; 14,179,882 issued and
     outstanding at December 31, 2003 ......................................................             270              142
   Additional paid-in capital ..............................................................          66,079            6,173
   Retained earnings .......................................................................           4,970            8,673
   Treasury stock ..........................................................................          (6,500)              --
   Accumulated other comprehensive income:
     Net unrealized gain on available-for-sale securities ..................................             502            1,197
                                                                                                  ----------       ----------

       Total stockholders' equity ..........................................................          65,321           16,185
                                                                                                  ----------       ----------

       Total liabilities and stockholders' equity ..........................................      $   80,232       $   20,719
                                                                                                  ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                               YDI WIRELESS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                                          For the Three Months               For the Nine Months
                                                                           Ended September 30,               Ended September 30,
                                                                      ---------------------------       ---------------------------
                                                                         2004              2003            2004              2003
                                                                      ----------       ----------       ----------       ----------
Revenues .......................................................      $    6,370       $    8,029       $   17,120       $   21,694

Cost of goods sold .............................................           3,682            3,741           10,426           13,140
                                                                      ----------       ----------       ----------       ----------
    Gross profit ...............................................           2,688            4,288            6,694            8,554

Operating expenses:
    Selling costs ..............................................             879              698            1,799            1,701
    General and administrative .................................           3,381            1,470            7,288            5,023
    Research and development ...................................           1,069              706            2,038            1,280
                                                                      ----------       ----------       ----------       ----------

        Total operating expenses ...............................           5,329            2,874           11,125            8,004
                                                                      ----------       ----------       ----------       ----------

Operating income (loss) ........................................          (2,641)           1,414           (4,431)             550

Other income (expenses):
    Interest income ............................................             360               81              410              112
    Interest expense ...........................................             (76)             (32)            (139)             (94)
    Other income ...............................................               6               --              509               10
                                                                      ----------       ----------       ----------       ----------

        Total other income .....................................             290               49              780               28
                                                                      ----------       ----------       ----------       ----------

Income (loss) before income taxes and extraordinary gain .......          (2,351)           1,463           (3,651)             578

    Provision for income taxes .................................              --              410                2              233
                                                                      ----------       ----------       ----------       ----------
Income (loss) before extraordinary gain ........................          (2,351)           1,053           (3,653)             345

     Extraordinary gain ........................................              --               --               --            4,347
                                                                      ----------       ----------       ----------       ----------
Net income (loss) ..............................................      $   (2,351)      $    1,053       $   (3,653)      $    4,692
                                                                      ==========       ==========       ==========       ==========
Weighted average shares - basic ................................          26,218           13,576           18,788           12,168
                                                                      ==========       ==========       ==========       ==========
    EPS, basic .................................................      $    (0.09)      $     0.08       $    (0.19)      $     0.39
                                                                      ==========       ==========       ==========       ==========
Weighted average shares - diluted ..............................          26,218           14,071           18,788           12,288
                                                                      ==========       ==========       ==========       ==========
    EPS, diluted ...............................................      $    (0.09)      $     0.07       $    (0.19)      $     0.38
                                                                      ==========       ==========       ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                               YDI WIRELESS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                        (in thousands, except share data)
                                   (unaudited)

                                                                                                         Accumulated
                                              Common Stock          Additional                               Other
                                         -----------------------     Paid-in     Retained    Treasury    Comprehensive
                                           Shares        Amount      Capital     Earnings      Stock     (Loss) Income     Total
                                         ----------    ---------    ----------  ---------    ---------   -------------   ---------
Balances, January 1, 2004 .........      14,179,882    $     142    $   6,173   $   8,673    $      --     $   1,197     $  16,185
Exercise of stock options and
  warrants ........................         229,736            2          354          --           --            --           356
Common stock and warrants issued
   in acquisitions ................      12,609,237          126       59,552          --           --            --        59,678
Treasury stock purchased ..........      (4,183,183)          --           --          --       (6,500)           --        (6,500)
 Distribution to Merry Fields
   members ........................              --           --           --         (50)          --            --           (50)
 Comprehensive income
   Net loss .......................              --           --           --      (3,653)          --            --        (3,653)
   Unrealized loss on
    investments ...................              --           --           --          --           --          (695)         (695)
                                         ----------    ---------    ---------   ---------    ---------     ---------     ---------
     Total comprehensive loss .....                           --           --      (3,653)          --          (695)       (4,348)
                                         ----------    ---------    ---------   ---------    ---------     ---------     ---------

Balances, September 30, 2004 ......      22,835,672    $     270    $  66,079   $   4,970    $  (6,500)    $     502     $  65,321
                                         ==========    =========    =========   =========    =========     =========     =========

   The accompanying notes are an integral part of these financial statements.

                               YDI WIRELESS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                 (in thousands)
                                   (unaudited)

                                                                                                         2004            2003
                                                                                                       --------        --------
Cash flows from operating activities:
   Net income (loss) .......................................................................           $ (3,653)       $  4,692
     Gain on disposal of securities ........................................................                (10)            (40)
     Loss on disposal of property and equipment ............................................                  6              34
     Loss on write-down of investment in unconsolidated subsidiary .........................                 --              36
     Depreciation and amortization .........................................................                645             115
     Extraordinary gain ....................................................................                 --          (4,347)
     Deferred tax asset ....................................................................                 --             387
     Bad debts .............................................................................                296              --
     Inventory allowance ...................................................................                300              --
     Changes in assets and liabilities affecting operations (net of assets acquired and liabilities assumed in acquisitions):
       Restricted cash .....................................................................                700            (141)
       Accounts receivable .................................................................                115            (734)
       Other receivables ...................................................................                 --            (166)
       Refundable income taxes .............................................................                 75            (275)
       Inventory ...........................................................................               (708)           (483)
       Deposit .............................................................................                  2             (21)
       Prepaid expenses ....................................................................                 95             686
       Accounts payable and accrued expenses ...............................................               (380)            317
       Deferred revenue ....................................................................                167              --
       Customer order deposits .............................................................                 --              (9)
                                                                                                       --------        --------
            Net cash provided by (used in) operating activities ............................             (2,350)             51
                                                                                                       --------        --------

Cash flows from investing activities:
   Cash received from acquisitions .........................................................             10,252           7,421
   Cash used in acquisitions ...............................................................             (4,800)             --
   Sale of securities ......................................................................             17,065             487
   Purchase of securities ..................................................................               (415)         (1,641)
   Purchase of intangible asset ............................................................                 --            (544)
   Proceeds on disposal of assets held for sale ............................................                915             106
   Purchase of property and equipment ......................................................                (28)             (5)
   Investment in capitalized software ......................................................               (322)             --
                                                                                                       --------        --------
       Net cash provided by (used in) investing activities .................................             22,667           5,824
                                                                                                       --------        --------

Cash flows from financing activities:
   Distributions to Merry Fields members ...................................................                (50)            (40)
   Exercise of stock options and warrants ..................................................                356              40
   Purchase of treasury stock ..............................................................             (6,500)             --
   Issuance of notes payable ...............................................................                 --             500
   Repayment of notes payable ..............................................................               (118)         (1,045)
                                                                                                       --------        --------
       Net cash provided by (used in) financing activities .................................             (6,312)           (545)
                                                                                                       --------        --------
Net increase (decrease) in cash ............................................................             14,005           5,330
Cash and cash equivalents, beginning of period .............................................              8,990             939
                                                                                                       --------        --------
Cash and cash equivalents, end of period ...................................................           $ 22,995        $  6,269
                                                                                                       ========        ========

Supplemental disclosure of cash flow information:
   Cash paid for interest ..................................................................           $    123        $     94
                                                                                                       ========        ========
   Income taxes paid .......................................................................           $      2        $     84
                                                                                                       ========        ========
   Stock issued for acquisitions ...........................................................           $ 59,678        $  3,739
                                                                                                       ========        ========

   The accompanying notes are an integral part of these financial statements.

                               YDI WIRELESS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1     Basis of Presentation

      On April 1, 2003, Young Design, Inc. completed a strategic combination transaction (the "combination") with Telaxis Communications Corporation ("Telaxis"). In that transaction, Young Design became a wholly-owned subsidiary of Telaxis. On July 9, 2003, Telaxis reincorporated into Delaware and changed its name to YDI Wireless, Inc. ("YDI Wireless" or the "Company").

      For financial reporting purposes, Young Design was treated as the acquiring company and the transaction was accounted for as a reverse merger. Young Design had voting control and majority representation on the Board of Directors after the merger with Telaxis. The financial statements contained herein are those of Young Design carried forward at historical cost.

      The consolidated financial statements of the Company for the three- and nine-month periods ended September 30, 2004 and 2003 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

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

2     Stock Based Compensation

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), but applied the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, for employee stock based compensation. No compensation expense has been recognized in connection with options, as all options have been granted with an exercise price equal to the fair value of the Company's common stock on the date of grant. The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions for 2004 and 2003: risk-free interest rate of 3.67% and 2.37%, expected life of 5 years and 5 years, volatility 205% and 284% and dividend rate of zero percent, respectively. Using these assumptions, the company has calculated the fair value of each stock option granted in 2004 and 2003 to range from $2.45 to $5.34 and $0.96 to $5.29, respectively, which would be amortized as compensation expense over the vesting period of the options.

      If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income per share would have been changed to the pro forma amount indicated below:

            (in thousands, except per share amounts)                                           (unaudited)
                                                                                              September 30,
                                                                                  ---------------------------------
                                                                                       2004               2003
                                                                                  -------------      --------------
            Net income (loss) attributable to common stockholders, as
                reported: ....................................................    $      (3,653)     $        4,692
            Less:  Total stock based employee compensation expense
                determined under the fair value based method for all
                awards .......................................................              298               1,008
                                                                                  -------------      --------------

            Pro forma net income (loss) attributable to common
                stockholders .................................................    $      (3,951)     $        3,684
                                                                                  =============      ==============
            Basic net income per common share, as reported                        $       (0.19)     $         0.39
                                                                                  =============      ==============
            Basic net income per common share, pro forma                          $       (0.21)     $         0.30
                                                                                  =============      ==============
            Diluted net income per common share, as reported                      $       (0.19)     $         0.38
                                                                                  =============      ==============
            Diluted net income per common share, pro forma                        $       (0.21)     $         0.30
                                                                                  =============      ==============

3     Comprehensive Income

      The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." During the nine months ended September 30, 2004 and 2003, the Company had comprehensive income (loss) of $(4,348,000) and $5,197,000, respectively, including approximately $(695,000) and $505,000, respectively, of unrealized gains (losses) on available-for-sale investments, net of income taxes of $0 and $0.

4     Inventory

            (in thousands)                                                        (unaudited)
                                                                                  September 30,       December 31,
                                                                                  ---------------------------------
                                                                                       2004               2003
                                                                                  -------------      --------------
            Raw materials                                                         $         710      $          574
            Work in process                                                                 355                  26
            Finished goods                                                                6,037               2,734
                                                                                  -------------      --------------
                                                                                          7,102               3,334
            Allowance for excess and obsolescence                                          (600)               (200)
                                                                                  -------------      --------------
            Net inventory                                                         $       6,502      $        3,134
                                                                                  =============      ==============

5     Earnings per share

The following table presents the calculation of basic and diluted net income
(loss) per share:

     (in thousands, except per share amounts)                                (unaudited)                       (unaudited)
                                                                   ------------------------------     ------------------------------
                                                                          Three Months Ended                Nine Months Ended
                                                                            September 30,                      September 30,
                                                                   ------------------------------     ------------------------------
                                                                       2004               2003             2004              2003
                                                                   ------------      ------------     ------------      ------------
Numerator
     Income (loss) before extraordinary gain .................     $     (2,351)     $      1,053     $     (3,653)     $        345
                                                                   ============      ============     ============      ============
     Extraordinary gain ......................................               --                --               --             4,347
                                                                   ============      ============     ============      ============
     Net income (loss) .......................................     $     (2,351)     $      1,053     $     (3,653)     $      4,692
                                                                   ============      ============     ============      ============

Denominator - weighted average shares
     Denominator for basic earnings per share ................           26,218            13,576           18,788            12,168
                                                                   ============      ============     ============      ============
     Dilutive effect of stock options ........................               --               495               --               120
                                                                   ------------      ------------     ------------      ------------
     Denominator for diluted earnings per share ..............           26,218            14,071           18,788            12,288
                                                                   ============      ============     ============      ============

     Basic earnings per share before
     extraordinary gain ......................................     $      (0.09)     $       0.08     $      (0.19)     $       0.03
                                                                   ============      ============     ============      ============
     Extraordinary gain - basic ..............................               --                --               --              0.36
                                                                   ============      ============     ============      ============
     Basic earnings per share ................................     $      (0.09)     $       0.08     $      (0.19)     $       0.39
                                                                   ============      ============     ============      ============

     Dilutive earnings per share before
     extraordinary gain ......................................     $      (0.09)     $       0.07     $      (0.19)     $       0.03
                                                                   ============      ============     ============      ============
     Extraordinary gain - diluted ............................               --                --               --              0.35
                                                                   ============      ============     ============      ============
     Diluted earnings per share ..............................     $      (0.09)     $       0.07     $      (0.19)     $       0.38
                                                                   ============      ============     ============      ============

      For the nine-month period ended September 30, 2004 and 2003, stock options and warrants to purchase approximately 528,000 and 298,000, respectively, shares of common stock were outstanding, but were not included in the computation of diluted net income per share because the exercise price of the stock options was greater than the average share price of the Company's stock for the applicable period so the effect would have been anti-dilutive.

      For the three-month periods ended September 30, 2004 and 2003, stock options and warrants to purchase approximately 640,000 and 279,000, respectively, shares of common stock were outstanding, but were not included in the computation of diluted net income per share because the exercise price of the stock options was greater than the average share price of the Company's stock for the applicable period so the effect would have been anti-dilutive.

6     Acquisitions

      Telaxis
      -------

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

      The cost of the April 1, 2003 acquisition consisted of 4,177,078 shares of common stock and 695,976 options valued at $3.7 million and acquisition costs of approximately $0.1 million. On April 1, 2003, Telaxis had net assets with a fair market value of $8.1 million. Accounting for the transaction as a reverse merger resulted in an excess of net assets over book value of $4.3 million. The assets and liabilities of Telaxis were recorded at fair value under the purchase method of accounting. As the fair value of the assets acquired exceeded the purchase price, the long-lived assets were reduced to zero and negative goodwill was recorded as an extraordinary item in the second quarter of 2003. The valuation of the stock was based on the average closing price for the five days preceding the announcement of the acquisition.

      Following is Telaxis' condensed balance sheet at fair market value:

            (in thousands)                                    April 1, 2003
                                                              -------------
            Cash and cash equivalents ....................     $    7,421
            Property and equipment (held for sale) .......          1,405
            Other assets .................................            426
            Liabilities ..................................         (1,166)
                                                               ----------
            Net assets acquired ..........................     $    8,086
                                                               ==========

      KarlNet
      -------

      On May 13, 2004, YDI Wireless acquired KarlNet, a private software company. YDI Wireless acquired KarlNet for various strategic reasons including the fact that KarlNet was a key supplier to YDI Wireless.

      The cost of the May 13, 2004 acquisition consisted of 1,000,000 shares of common stock valued at $4.3 million and $1.8 million in cash. On May 13, 2004, KarlNet had net assets with a fair market value of $3.6 million. The KarlNet assets and liabilities were recorded at fair value under the purchase method of accounting. As the cost of the acquisition exceeded the fair value of the assets acquired, goodwill was recorded in the amount of $2.5 million. The valuation of the stock was based on the closing price of the stock on May 13, 2004 which was the day the definitive agreement was signed and the deal closed.

      Following is KarlNet's condensed balance sheet at fair market value:

            (in thousands)                                    May 13, 2004
                                                              ------------
            Cash and cash equivalents ....................     $       99
            Accounts receivable ..........................            750
            Inventory ....................................            650
            Property and equipment .......................             99
            Intangible assets ............................          2,305
            Goodwill .....................................          2,490
            Other assets .................................             50
            Liabilities ..................................           (373)
                                                               ----------
            Net assets acquired ..........................     $    6,070
                                                               ==========

         The table includes the final value of intangibles. The value was determined by an unrelated party.

         In addition, the definitive agreement for the acquisition of KarlNet sprovided for various contingent consideration. YDI will pay up to an additional $2.5 million over the two years following closing based on achievement of certain milestones and compliance with other conditions. As of September, 30, 2004, no events have occurred that have triggered the obligation to pay any of the contingent consideration. Pursuant to the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), the Company believes the payment of any contingent consideration will be treated as additional cost of the acquisition as the contingencies are resolved.

      Terabeam
      --------

      On June 22, 2004, YDI Wireless acquired Terabeam, a private telecommunications equipment manufacturer. YDI Wireless acquired Terabeam for various strategic reasons including the fact that Terabeam had significant liquid assets.

      The cost of the June 22, 2004 acquisition consisted of 11.6 million shares of common stock valued at $55.1 million and 574,406 warrants valued at $132,000. On June 22, 2004, Terabeam had net assets with a fair market value of $42.2 million. The Terabeam assets and liabilities were recorded at fair value under the purchase method of accounting. The Company has recorded some estimated liabilities connected with the Terabeam acquisition which may change over the next twelve months. As the cost of the acquisition exceeded the fair value of the assets, acquired goodwill was recorded in the amount of $13.0 million. The valuation of the stock was based on the average closing price of the stock 5 days before and after April 13, 2004 which was the day the definitive agreement was signed.

      Following is Terabeam's condensed balance sheet at fair market value:

            (in thousands)                                    June 22, 2004
                                                              -------------
            Cash and cash equivalents ..................        $   10,085
            Restricted cash ............................             5,876
            Marketable securities - trading ............            34,229
            Accounts receivable ........................               300
            Inventory ..................................             1,310
            Property and equipment .....................               101
            Goodwill ...................................            12,963
            Other assets ...............................               327
            Liabilities ................................           (10,000)
                                                                ----------
            Net assets acquired ........................        $   55,191
                                                                ==========

      Ricochet Networks
      -----------------

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

      Following is Ricochet's condensed balance sheet at fair market value:

            (in thousands)                                     June 25, 2004
                                                               -------------

            Cash and cash equivalents ..................        $       70
            Inventory ..................................             1,000
            Intangible property ........................             1,850
            Property and equipment .....................               785
            Other assets ...............................                87
            Liabilities ................................              (275)
                                                                ----------
            Net assets acquired ........................        $    3,517
                                                                ==========

      The table includes the final value of intangibles. The value was determined by an unrelated party.

                   Pro-forma Combined Statement of Operations
                  For the nine months ended September 30, 2004
                    (in thousands, except for per share data)

                                              YDI           KarlNet       Terabeam       Ricochet
                                              ---           -------       --------       --------
                                         For the nine      For the        For the        For the
                                         ------------      -------        -------        -------
                                            months       period from    period from    period from
                                            ------       -----------    -----------    -----------
                                            ended         January 1,     January 1,     January 1,
                                            -----         ----------     ----------     ----------
                                          September      2004 to May    2004 to June   2004 to June
                                          ---------      -----------    ------------   ------------
                                           30, 2004        13, 2004       22, 2004       25, 2004      Adjustments       Pro Forma
                                         ------------    -----------    ------------   ------------    -----------       ---------
Revenue .............................      $ 17,120        $  2,103       $  1,408       $  1,424       $   (100) (1)     $ 21,955
Cost of goods sold ..................        10,426             837          1,895            843           (100) (2)       14,101

                                                                                                             200  (3)
                                           ---------------------------------------------------------------------          --------
Gross profit (loss) .................         6,694           1,266           (487)           581           (200)            7,854
                                           ---------------------------------------------------------------------          --------

Operating expense:
   Selling expense ..................         1,799             145          1,664            180            150  (4)        3,938
   General and administrative .......         7,288             741         11,574          1,546            185  (5)       21,334
   Research and development .........         2,038             725          4,024             --             --             6,787
                                           ---------------------------------------------------------------------          --------
      Total operating expenses ......        11,125           1,611         17,262          1,726            335            32,059
                                           ---------------------------------------------------------------------          --------

Operating loss ......................        (4,431)           (345)       (17,749)        (1,145)          (535)          (24,205)
                                           ---------------------------------------------------------------------          --------
Other income (expenses):
   Interest income ..................           410               4            205             --             --               619
   Interest expense .................          (139)             --            (72)            --             --              (211)
   Other income .....................           509               1             --            542             --             1,052
                                           ---------------------------------------------------------------------          --------
      Total other income ............           780               5            133            542             --             1,460
                                           ---------------------------------------------------------------------          --------
Loss before discontinued
   operations and income tax ........        (3,651)           (340)       (17,616)          (603)          (535)          (22,745)
                                           ---------------------------------------------------------------------          --------
Discontinued operations .............            --              --            171             --             --               171
                                           ---------------------------------------------------------------------          --------
Loss before income tax ..............        (3,651)           (340)       (17,445)          (603)          (535)          (22,574)

Income tax ..........................             2              --             --             --             --                 2
                                           ---------------------------------------------------------------------          --------
Net loss ............................      $ (3,653)       $   (340)      $(17,445)      $   (603)          (535)         $(22,576)
                                           =====================================================================          ========

Loss per share ......................      $  (0.19)                                                                      $  (0.85)
                                           ========                                                                       ========

Weighted average shares .............        18,788           1,000         11,567             42         (4,747) (6)       26,650

                                   Adjustments
                                   -----------

KarlNet
-------
(1)          Revenue (eliminating intercompany sales).............................................   $    (100)
(2)          Cost of goods sold (eliminating intercompany purchases)..............................        (100)
(3)          Cost of goods sold (amortization on intangible assets acquired) .....................          200
(4)          Selling expense (amortization on intangible assets acquired).........................          150

Ricochet
--------
(5)          Amortization on intangible intellectual property acquired.............................  $      185

Weighted average shares
-----------------------
(6)          To remove the effect of issuing the shares mid-year...........................             (4,747)

7     Convertible debt

      The Company assumed convertible notes as part of the Terabeam acquisition. The convertible notes' aggregate principal amount totals $2.5 million. The notes mature in July 2005, with interest only payments at an annual rate of 6.75% in quarterly installments, with the principal balance maturing July 12, 2005. At the discretion of holders of the notes, the notes are convertible into shares of the Company's common stock beginning in July 2004, based on a value of $27.27 per share of common stock or 91,675 shares. If the conversion option is not elected prior to July 12, 2005, the holders will receive the principal of $2.5 million in cash on the maturity date. The Company has classified the convertible notes as a short-term liability on the accompanying balance sheet as of September 30, 2004.

8     Proposed Merger

      On October 31, 2003, YDI Wireless signed a definitive merger agreement to acquire Phazar Corp (Nasdaq:ANTP). Under the terms of the agreement, Phazar stockholders would receive 1.2 shares of YDI Wireless common stock for each share of Phazar common stock. This exchange ratio will not be adjusted for changes in the price of either YDI Wireless common stock or Phazar common stock. Based on shares outstanding as of September 30, 2004, YDI Wireless stockholders would own approximately 91% of the combined entity and Phazar stockholders would own approximately 9%. One member of Phazar's board of directors would join YDI Wireless' board of directors. The agreement is subject to the approval of Phazar shareholders and other conditions set forth in the merger agreement. There can be no assurance that this transaction will be completed at all or on the terms described above.

9     Restricted Cash

      As part of the Terabeam acquisition, YDI Wireless acquired $5.9 million in restricted cash. During the second quarter of 2004, $0.7 million was release as a result of a contract payment. As of September 30, 2004, the restricted cash consists of $0.2 as collateral for letters of credit relating to lease obligations and $5.0 million held in an indemnification trust for the benefit of former Terabeam directors and officers. This trust was established by Terabeam in January 2002, and the funds are managed by an unrelated trustee. To date, no claims have been asserted against the trust funds. The trust expires in 2007 and any remaining funds will be distributed to the company.

10    Marketable securities

      As part of the Terabeam acquisition, YDI Wireless acquired approximately $34.2 million in marketable securities. These securities are fixed income bonds from corporate and United States government sponsored entities (GSEs). It is the Company's intention to use these securities to meet our cash needs. These bonds mature within the next year. As of September 30, 2004, YDI owns $18.1 million in marketable securities excluding any Phazar stock.

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

   Intangible Assets

      Our intangible assets are comprised of 4 categories. (1) Capitalized software includes costs for software that has been determined to be technologically feasible but not yet salable. (2) Intangible assets acquired with an acquisition of a company. All assets in this category have been valued by an unrelated third party and are being amortized straight-line over their estimated lives. We periodically review each asset to determine if the estimated discounted cash flows are greater than or equal to the remaining book value. (3) Intangible assets purchased at arms-length. These assets are amortized over the estimated life of the product. (4) Goodwill. We periodically review all intangible assets for impairment to determine if the current capitalized cost exceeds the future estimated gross revenue.

   Purchase Price Accounting

      We have grown considerably through combining with other businesses. We acquired Telaxis in 2003 and KarlNet, Terabeam and Ricochet Networks in 2004. These transactions were accounted for using the purchase method. Under the purchase method, the acquiring company includes the fair value of the assets of the acquired entity on its balance sheet. The determination of fair value necessarily involves many assumptions. Occasionally, we will engage a third party to value the assets. If we make incorrect assumptions in initially valuing the assets, we may need to impair these assets at a later date which may have a material impact to the financial statements.

   Capitalized Software

      We have capitalized software costs of approximately $1.6 million, net of amortization, related to software products available for sale and we are amortizing those costs over the expected lives of the products. The annual amortization will be the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. In addition, we capitalize software costs for projects from the time the project is determined to be technologically feasible until the project is salable. When the project becomes salable, we will cease capitalizing costs and begin amortizing costs previously capitalized over the expected salable life of the project. Approximately $400,000 of software related costs are not being amortized since the software has not been placed in service as of the September 30, 2004. Approximately $200,000 was capitalized in software costs this quarter.

   Inventory Valuation

      Inventory is stated at the lower of cost or market, cost being determined on a first-in, first-out basis. Provisions are made to reduce excess or obsolete inventory to its estimated net realizable value. The process for evaluating the value of excess and obsolete inventory often requires us to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales may necessitate future adjustments to these provisions.

   Accounts Receivable Valuation

         We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required.

Results of Operations

For the three months ended September 30, 2004 and 2003

      The following table provides statement of operations data as a percentage of sales for the periods presented.

                                                            2004        2003
                                                           -----        -----

            Sales ................................           100%         100%
            Cost of goods sold ...................            58           47
                                                           -----        -----

            Gross profit .........................            42           53
            Operating expenses
                Selling costs ....................            14            9
                General and administrative .......            53           18
                Research and development .........            17            9
                                                           -----        -----

                   Total operating expenses ......            84           36
                                                           -----        -----

            Operating (loss) income ..............           (42)          17
            Other income (expenses) ..............             5            1
            Income tax (expense) benefit .........            --           (5)
            Extraordinary gain ...................            --           --
                                                           -----        -----

            Net income (loss) ....................           (37)%         13%
                                                           =====        =====

   Sales

      Sales for the three months ended September 30, 2004 were $6.4 million as compared to $8.0 million for the same period in 2003 for a decrease of $1.6 million or 21%. There were several factors that when combined resulted in the revenue decline. First was the receipt of significant orders in 2003 from a major telecommunications carrier for their "Hot Spot" trial build-out in a major metropolitan area, which were not replicated in 2004. Second, increased competition and pricing pressures continued to escalate during the third quarter of 2004 as compared to 2003. Third, we believe the overall United States wireless market (where we currently sell most of our products) was generally soft, and continues to remain so in 2004. Offsetting these declines was the realization of a full quarter of revenue from the three strategic acquisitions we made during the second quarter of 2004. Also, we realigned and enhanced our sales and marketing departments to focus on selling larger system-based communications solutions in addition to our historical equipment sales efforts.

      For the quarters ending September 30, 2004 and 2003, international sales, excluding Canada, approximated 14% and 15%, respectively, of total sales.

   Cost of goods sold and gross profit

      Cost of goods sold and gross profit for the three months ended September 30, 2004 were $3.7 million and $2.7 million, respectively. For the same period in 2003, costs of goods sold and gross profit were $3.7 million and $4.3 million, respectively. Gross profit margin, as a percentage of sales, for the three months ended September 30, 2004 and 2003 was 42% and 53%, respectively.

      The 11% decline in margin for the 2004 period as compared to 2003 is due to two major factors. First, the significant orders we received in 2003 from a major telco were not replicated. Second, increased competition in 2004 required us to adjust our prices to meet or beat these competitive pressures. This decline was partially offset by improved margins relating to software sales that resulted from our acquistion of KarlNet. We expect that higher software margins will continue to have a positive impact on overall gross profit margin.

      We expect that the introduction of new products will help us maintain and hopefully increase our weighted average gross margins even as we respond to the pricing pressures within the wireless industry for products that are later in their product life cycle.

      In addition to the development of new products, we continuously review our existing products to try to reduce their costs while trying to enhance their features to help counter the downward price pressures from our competitors. On the manufacturing side, we use a number of different contract manufacturers to get the benefits of reduced costs resulting from volume production. We have started sourcing a few products off-shore and continue to explore the possibility of significant off-shore manufacturing that has the potential of additional savings.

   Selling Costs

      Selling costs consist primarily of employee salaries and associated costs for selling, marketing, and customer support. Selling and marketing expenses for the three months ended September 30, 2004 and 2003 were $0.9 million and $0.7 million, respectively. The additional costs of $0.2 million were mostly due to increased travel by sales personnel and the addition of several experienced sales and marketing personnel.

      During the quarter, we made changes to our sales and marketing efforts to focus on solutions for large communications systems. We also continued our efforts to enhance our international sales department in order to strengthen our presence in the international arena. We plan to grow our international sales, which typically have not constituted a large part of our overall sales. In conjunction with our increased international focus, we are continuing to have more of our products certified by selected in-country regulatory authorities to improve our products' acceptance in these regions.

   General and Administrative Expenses

      General and administrative expenses consist primarily of employee salaries, benefits and associated costs for information systems, finance, legal, and administration of a public company. General and administrative expenses were $3.4 million for the three months ended September 30, 2004, an increase of approximately $1.9 million from $1.5 million for the three months ended September 30, 2003. The nearly $2.0 million increase was due to several significant factors comprised of increased headcount by approximately 27 in this expense category, increased general and administration support costs relating to more personnel, facilities, communications, increased professional fees as well as increased depreciation and amortization of the various assets acquired in the three acquisitions in 2004.

   Research and Development Expenses

      Research and development expenses consist primarily of personnel salaries and fringe benefits and related costs associated with our product development efforts. Other related items included in this category are costs associated with the development and introduction of new products and components, sustaining engineering on existing products, test equipment, and related facilities costs. Research and development expenses were $1.1 million and $0.7 million for the three months ended September 30, 2004 and 2003, respectively.

      The increase of nearly $0.4 million was comprised of two offsetting factors. First, the three acquisitions in the previous quarter resulted in the addition of about 40 engineering and technical support personnel increasing salaries and fringe by just over $0.6 million. This increase was offset by the fact that we capitalized approximately $0.2 million of software development.

   Other income (expenses)

      Other income increased to $290,000 from $49,000 for the three months ended September 30, 2004 as compared to the same period in 2003. Interest income for the quarter ending September 30, 2004 increased to $360,000 from $81,000 during the same period in 2003 due to the marketable securities acquired in the Terabeam acquisition in the previous quarter. Interest expense also increased to $76,000 from $32,000 due to the note associated with the Ricochet acquisition and the note payable acquired in the Terabeam acquisistion.

   Income Taxes

      As of September 30, 2004, we cannot accurately predict when sufficient taxable income will be generated to justify recognition of deferred tax assets without a valuation allowance. Income taxes for the three months ended September 30, 2003 in the amount of $410,000 relates to a reversal of a deferred income tax asset.

For the nine-months ended September 30, 2004 and 2003

      The following table provides statement of operations data as a percentage of sales for the periods presented.

                                                            2004          2003
                                                           ------        ------

            Sales ................................            100%          100%
            Cost of goods sold ...................             61            61
                                                           ------        ------

            Gross profit .........................             39            39
            Operating expenses
                Selling costs ....................             11             8
                General and administrative .......             42            23
                Research and development .........             12             6
                                                           ------        ------

                   Total operating expenses ......             65            37
                                                           ------        ------

            Operating (loss) income ..............            (26)            2
            Other income (expenses) ..............              5            --
            Income tax (expense) benefit .........             --            (1)
            Extraordinary gain ...................             --            20
                                                           ------        ------

            Net income (loss) ....................            (21)%          21%
                                                           ======        ======

   Sales

      Sales for the nine months ended September 30, 2004 were $17.1 million as compared to $21.7 million for the same period in 2003 for a decrease of $4.6 million or 21%. There were a number of reasons for the revenue decline. First was the receipt of significant orders in 2003 from a major telecommunications carrier for their "Hot Spot" trial build-out in a major metropolitan area, which were not replicated in 2004. Second, increased competition and pricing pressures continued to escalate during the nine months ended September 30, 2004 as compared to the same period during 2003. Third, we believe the overall United States wireless market (where we currently sell most of our products) was generally soft, and will continue to remain so in 2004. Offsetting these declines was the realization of a full third quarter of revenue from the three strategic acquisitions we made during the second quarter of 2004. Also, we realigned and enhanced our sales and marketing departments to focus on selling larger system-based communications solutions; thus, adding to our historical equipment sales efforts.

      For the nine months ending September 30, 2004 and 2003, international sales, excluding Canada, approximated 13% and 15% respectively, of total sales.

   Cost of goods sold and gross profit

      Cost of goods sold and gross profit for the nine months ended September 30, 2004 were $10.4 million and $6.7 million, respectively. For the same period in 2003, costs of goods sold and gross profit were $13.1 million and $8.6 million, respectively. Gross profit margin, as a percentage of sales, for the nine months ended September 30, 2004 and 2003 was 39% and 39%, respectively.

      Gross profit as a percentage of revenue remained the same for the nine months ended 2004 vs. 2003 due primarily to the following factors that offset each other. On the downside, we lost a few high margined customers that had one-time orders in 2003. Also, increased competition forced us to reduce some of our prices to remain competitive. On the upside, the introduction of several enhanced core products that included upgrades not only improved product functionality, but allowed us to maintain higher than normal prices as well as reducing our products' cost thus improving margins. Another major enhancement to margins for the period was the third quarter revenue from our software sales resulting from our acquisition of KarlNet. We expect that higher software margins will continue to have a positive impact on overall gross profit margin.

      We expect that the introduction of new products will help us maintain and hopefully increase our weighted average gross margins even as we respond to the pricing pressures within the wireless industry for products that are later in their product life cycle.

      In addition to the development of new products, we continuously review our existing products to try to reduce their costs while trying to enhance their features to help counter the downward price pressures from our competitors. As normally is the case on the manufacturing side, we use a number of different contract manufacturers to get the benefits of reduced costs resulting from volume production. We have started sourcing a few products off-shore and continue to explore the possibility of significant off-shore manufacturing that has the potential of additional savings.

      Selling Costs

         Selling costs consist primarily of employee salaries and associated costs for selling, marketing, and customer support. Selling and marketing expenses increased slightly to $1.8 million from $1.7 million or $0.1 million for the nine months ended September 30, 2004 and 2003 or an increase of less than 6%. The additional costs of approximately $0.1 million were mostly a result of increased travel by sales personnel and the addition of several experienced sales and marketing personnel.

         During the past nine months, we have continued to make necessary changes to our sales and marketing efforts to focus on solutions for large communications systems. We also continued our efforts to enhance our international sales department in order to strengthen our presence in the international arena. We plan to grow our international sales, which typically have not constituted a large part of our overall sales. In conjunction with our increased international focus, we are continuing to have more of our products certified by selected in-country regulatory authorities to improve our products' acceptance in these regions.

      General and Administrative Expenses

         General and administrative expenses consist primarily of employee salaries, benefits and associated costs for information systems, finance, legal, and administration of a public company. General and administrative expenses increased to $7.3 million for the nine months ended September 30, 2004 an increase of $2.3 million from $5.0 million for the nine months ended September 30, 2003 or an increase of about 46% period over period.

         The nearly $2.3 million increase was due to several significant factors comprised of increased headcount by approximately 27 in this expense category, increased general and administration support costs relating to more personnel, facilities, communications and increased professional fees.

         Increased personnel and fringe benefit costs resulted in an increase in expense of about $1.0 million, both recurring and non-recurring general and administrative expenses increased nearly $1.1 million, professional fees went up over $0.2 million while amortization and other various expense categories made up the difference in the overall increase. Efforts have already begun to reduce these expenses further going forward in order to help reduce our breakeven point across the Company and allow us to return to profitability as soon as possible. We expect that our general and administrative expenses will be somewhat lower as we end the year as we continue to integrate the recent acquisitions into our operation and realize the resulting synergies.

   Research and Development Expenses

      Research and development expenses consist primarily of personnel salaries and fringe benefits and related costs associated with our product development efforts. Other related items included in this category are costs associated with the development and introduction of new products and components, sustaining engineering on existing products, test equipment, and related facilities costs. Research and development expenses increased to $2.0 million for the nine months ended September 30, 2004 from $1.3 million for the nine months ended September 30, 2003, a $0.7 million increase or 54% period over period. The increase was comprised of two offsetting factors. First, the three acquisitions in the previous quarter resulted in the addition of about 40 engineering and technical support personnel increasing salaries and fringe benefit expense by just over $0.9 million. This increase was offset by the fact that we capitalized approximately $0.2 million of software development.

   Other income (expense)

      Other income for the nine months ending September 30, 2004 was $0.8 million compared to $28,000 for the same period ending in 2003. Interest income increase to $410,000 from $112,000 for the nine months ended September 30, 2004 due primarily to the marketable securities acquired in the Terabeam acquisition. Interest expense increase to $139,000 from $94,000 due to the note payable issued for the Ricochet acquisition and the notes payable assumed with the Terabeam acquisition. Other income was also increased by $500,000 from the sale intellectual property and other excess equipment held for sale during 2004.

   Income Taxes

      Provision for income taxes for the nine months ended September 30, 2004 in the amount of $2,000 relates to minimum state income taxes due. As of September 30, 2004, we cannot accurately predict when sufficient taxable income will be generated to justify recognition of deferred tax assets without a valuation allowance. Income taxes for the nine months ended September 30, 2003 in the amount of $233,000 relates to reversal of a deferred income tax asset.

   Extraordinary gain

      The extraordinary gain during the first nine months of 2003 was due to the immediate recognition into income of the negative goodwill of $4.3 million related to the Telaxis combination in accordance with SFAS No. 141.

Liquidity and Capital Resources

      At September 30, 2004, we had cash and cash equivalents of $23.0 million, excluding restricted cash, and $18.2 million in securities. For the nine months ended September 30, 2004, cash used by operations was $2.4 million.

      For the nine months ended September 30, 2004, cash provided by investing activities was $22.7 million. The acquisition of Terabeam provided $10.3 million, while we used $4.8 million for the acquisitions of KarlNet and Ricochet Networks during the second quarter of 2004. As the investments in corporate and U.S. agency bonds acquired from Terabeam mature, the proceeds presently are being invested in short-term money market funds. During the nine month period ending September 30, 2004, $16.9 million in investments held for sale have matured.

      Cash used by financing activities was $6.3 million for the nine months ended September 30, 2004. Debt repayments totaled $118,000, while stock option exercises accounted for $356,000 in cash provided. In addition, stock repurchases used $6.5 million.

      During the first quarter of 2004 and 2003, Merry Fields distributed to its members $50,000 and $40,000, respectively. The distributed amounts were Merry Fields' funds generated from YDI Wireless' rental payments to Merry Fields. Although Merry Fields is a separate legal entity from YDI Wireless, its financial statements are consolidated with YDI Wireless for financial reporting purposes.

      Our long-term financing requirements depend upon our growth strategy, which relates primarily to our desire to increase both domestic and foreign sales as well as diversifying our product line. One significant constraint to our growth is the rate of new product introduction. These new products or product lines may be designed and developed internally or acquired from existing suppliers to reduce the time to market and inherent risks of new product development. Our current funding levels may have to be supplemented through our existing bank line of credit ($2 million), new bank debt financing, public debt or equity offerings, or other means, depending upon our desired rate of future growth.

      Debt, Covenant Compliance and Liquidity

      We have a $2.0 million line of credit with Bank of America. We have not used this line of credit as of September 30, 2004. This line of credit is collateralized by a $2.0 million Certificate of Deposit at Bank of America.

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

   Cautionary Statements of General Applicability

      In addition to other factors and matters discussed elsewhere in this Form 10-Q, in our other periodic reports and filings made from time to time with the Securities and Exchange Commission, and in our other public statements from time to time (including, without limitation, our press releases), some of the important factors that, in our view, could cause actual results to differ materially from those expressed, anticipated, or implied in the forward-looking statements include, without limitation, a severe worldwide slowdown in the telecommunications equipment market and in the United States in particular; the downturn and ongoing uncertainty in the telecommunications industry and larger economy; developments in our relatively new industry and in the larger economy; the intense competition in the telecommunications equipment industry and resulting pressures on our pricing, gross margins, and general financial performance; the impact, availability, pricing, and success of competing technologies and products; difficulties in distinguishing our products from competing technologies and products; difficulties or delays in obtaining customers; dependence on a limited number of significant customers; lack of or delay in market acceptance and demand for our current and contemplated products; difficulties or delays in obtaining raw materials, subassemblies, or other components for our products at the times, in the quantities, and at the prices we desire or expect; risks arising from and relating to our recent acquisitions of Ricochet Networks, Inc., Terabeam Corporation, and KarlNet, Inc. (including without limitation management distraction due to those acquisitions, the ability of the companies to integrate in a cost-effective, timely manner without material liabilities or loss of desired employees or customers; the risk that the expected synergies and other benefits of the transactions will not be realized at all or to the extent expected; the risk that cost savings from the transactions may not be fully realized or may take longer to realize than expected; reactions, either positive or negative, of investors, competitors, customers, suppliers, employees, and others to the transactions; and the risk that those transactions will expose YDI to lawsuits or other liabilities); the expense of defending and settling and the outcome of pending and any future stockholder litigation, including without limitation, our possible exposure under the contemplated settlement of that litigation; the expense of defending and settling and the outcome of pending and any future litigation against us; our recent focus on certain aspects of our current business; difficulties or delays inherent in entering new markets and business areas; difficulties or delays in developing and establishing new products, product lines, and business lines; difficulties or delays in developing, manufacturing, and supplying products with the contemplated or desired features, performance, price, cost, and other characteristics; difficulties in estimating costs of developing and supplying products; difficulties in developing, manufacturing, and supplying products in a timely and cost-effective manner; difficulties or delays in developing improved products when expected or desired and with the additional features contemplated or desired; our limited ability to predict our future financial performance; the expected fluctuation in our quarterly results; the expected fluctuation in customer demand and commitments; the expected volatility and possible stagnation or decline in our stock price, particularly due to the number of shares of our stock we issued in connection with the acquisitions we made in the second quarter of 2004 and the relatively low number of shares that trade on a daily basis; difficulties in attracting and retaining qualified personnel; our dependence on key personnel; inability to protect our proprietary technology; the potential for intellectual property infringement, warranty, product liability, and other claims; failure of our customers to sell broadband connectivity solutions that include our products; difficulties in our customers or ultimate end users of our products obtaining sufficient funding; cancellation of orders without penalties; difficulties in complying with existing governmental regulations and developments or changes in governmental regulation; difficulties or delays in obtaining any necessary governmental or regulatory permits, waivers, or approvals; our dependence on third-party suppliers and manufacturers; difficulties in obtaining satisfactory performance from third-party manufacturers and suppliers; risks associated with foreign sales such as collection, currency and political risk; investment risk resulting in the decrease in value of our investments; difficulties in collecting our accounts receivable; future stock sales by our current stockholders, including our current and former directors and management; the effect of our anti-takeover defenses; and risks associated with any acquisitions or investments in which we may be involved. Many of these and other risks and uncertainties are described in more detail in our annual report on Form 10-K, as amended, for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

   Specific Cautionary Statements Relating to the Contemplated Acquisition of Phazar Corp.

      On October 30, 2003, YDI Wireless announced a definitive merger agreement to acquire Phazar Corp. There can be no assurance whatsoever that this acquisition or any other combination transaction between YDI Wireless and Phazar will be consummated. We do not believe that transaction will be completed before November 30, 2004, which is the date either party may unilaterally terminate the merger agreement . Additionally, failure of the transaction to close by November 30, 2004 may require us to pay a financial penalty to Phazar. Other risks associated with or arising from this contemplated transaction include risks relating to the companies' ability and desire to satisfy the conditions to closing the transaction set forth in the definitive transaction documentation (including, without limitation, the need to obtain the approval of Phazar's stockholders); the possibility that the terms of the transaction, as amended to date, may be further amended; the substantial time and costs each company will be expending and incurring relating to a contemplated transaction; the ability to obtain any necessary regulatory approvals and clearances, including federal and state securities registrations, qualifications, approvals, clearances, and/or exemptions, needed to consummate a transaction; the ability of the companies to integrate in a cost-effective, timely manner without material loss of employees, customers, or suppliers; the risk that the expected synergies and other benefits of the transaction will not be realized at all or to the extent expected; the risk that cost savings from the transaction may not be fully realized or may take longer to realize than expected; reactions, either positive or negative, of investors, competitors, customers, suppliers, employees, and others to the transaction; the time and costs required to complete the contemplated transaction and then integrate the companies; management and board interest in and distraction due to the contemplated transaction and integrating the companies; the uncertain impact on the trading market, volume, and price of each company's stock; difficulties in predicting the combined company's future business and financial performance; costs and delays in implementing common systems and procedures, including financial accounting systems; and the fact that the registration, issuance, and/or future sale of a large number of shares of our common stock may cause a stagnation or decline in the market price of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Disclosures About Market Risk

      The following discusses our exposure to market risks related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are exposed to risks and uncertainties, many of which are out of our control. Actual results could vary materially as a result of a number of factors, including those discussed above in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Safe Harbor for Forward-Looking Statements.'

      As of September 30, 2004, we had cash and cash equivalents of $23.0 million and restricted cash of $5.2 million. All these funds are on deposit in short-term accounts with several national banking organizations. Therefore, we do not expect that an increase in interest rates would materially reduce the value of these funds. The primary risk to loss of principal is the fact that these balances are only insured by the Federal Deposit Insurance Corporation up to $100,000 per bank. At September 30, 2004, the uninsured portion totaled approximately $27.9 million.

      In addition, we presently hold approximately $18.1 million in corporate and U.S. Federal agency bonds. These bonds have a maturity dates no later than February 2006. These bonds are interest rate sensitive and therefore as rates rise, the value of these bonds will decrease. We do not believe that a significant increase in interest rates would have a material effect on our financial condition or results of operations, particularly given the relatively short-term nature of these holdings.

      We guarantee the Merry Fields, LLC debt. The interest rate on the loan is fixed. Therefore, fluctuations in interest rates would not impact the amounts payable relating to that debt.

      As of September 30, 2004, our investment in Phazar common stock was valued at $1.4 million. The carrying value of our investment is subject to fluctuation in the market price and, consequently, the amount realized in any subsequent sale of this investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the issuer of the security, the relative price of alternative investments, and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. As stated in the notes to the financial statements, we have signed a definitive agreement to merge with Phazar. The carrying value of the investment may be adversely affected should the merger not be completed. Should the merger be completed, the $1.4 million will be reduced by the unrealized gain, $0.6 million as of September 30, 2004, on YDI holdings of Phazar stock and the remaining $0.8 million will increase the acquisition cost of Phazar to YDI. However, fluctuation in the market price of Phazar will not impact our operations.

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

Item 4. Controls and Procedures.

   Disclosure controls and procedures

      Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2004 have concluded that as of such date our disclosure controls and procedures were adequate and effective.

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

      Formal settlement documents, including a stipulation of settlement and related documents, have now been filed with the court. The plaintiffs in the case against us, along with the plaintiffs in the other related cases in which issuer defendants have agreed to the proposed settlement, have requested preliminary approval by the court of the proposed settlement, including the form of the notice of the proposed settlement that will be sent to members of the proposed classes in each settling case. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, have filed an opposition to preliminary approval of the proposed settlement of those cases. In mid-September, the court asked lead counsel for the plaintiffs and for the issuer defendants for additional information concerning the adequacy of the settlement amount and how plaintiffs intend to allocate any consideration paid under the settlement among the more than 300 separate class actions that are included in the settlement. Counsel for the plaintiffs and for the issuer defendants are in the process of providing to the court the information that it has requested.

      Consummation of the proposed settlement remains conditioned on, among other things, receipt of both preliminary and final court approval. If the court preliminarily approves the proposed settlement, notice of the terms of the proposed settlement be sent to all proposed class members and a hearing will be scheduled at which any objections to the proposed settlement may be heard. Thereafter, the court will determine whether to grant final approval to the proposed settlement. If the proposed settlement described above is not consummated, we intend to continue to defend the litigation vigorously. Moreover, if the proposed settlement is not consummated, we believe that the underwriters may have an obligation to indemnify us for the legal fees and other costs of defending these suits. While there can be no assurance as to the ultimate outcome of these proceedings, we currently believe that the final result of these actions will have no material effect on our consolidated financial condition, results of operations, or cash flows.

      We are subject to potential liability under contractual and other matters and various claims and legal actions which are pending or may be asserted against us or our subsidiaries. These matters may arise in the ordinary course and conduct of our business. While the outcome of any of the pending or potential claims and legal actions against us cannot be forecast with certainty, we believe that such matters should not result in any liability which would have a material adverse affect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

      We issued 15,859 shares of common stock at $0.3977 per share in July 2004 to a warrant holder upon the exercise of warrants on a cashless basis (we withheld 1,474 shares of common stock as payment for the aggregate exercise price of the warrants). We received no cash proceeds from the issuance of these shares. The issuance was completed without registration under the Securities Act in reliance upon the exemptions contained in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act for transactions not involving a public offering. This issuance of common stock by us did not involve the use of an underwriter, and no commissions were paid in connection with this issuance.

      We issued 9,416 shares of common stock at $2.2727 per share in August 2004 to a warrant holder upon the exercise of warrants on a cashless basis (we withheld 13,684 shares of common stock as payment for the aggregate exercise price of the warrants). We received no cash proceeds from the issuance of these shares. The issuance was completed without registration under the Securities Act in reliance upon the exemptions contained in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act for transactions not involving a public offering. This issuance of common stock by us did not involve the use of an underwriter, and no commissions were paid in connection with this issuance.

      We issued 30,765 shares of common stock at $0.3977 per share in August 2004 to a warrant holder upon the exercise of warrants on a cashless basis (we withheld 4,609 shares of common stock as payment for the aggregate exercise price of the warrants). We received no cash proceeds from the issuance of these shares. The issuance was completed without registration under the Securities Act in reliance upon the exemptions contained in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act for transactions not involving a public offering. This issuance of common stock by us did not involve the use of an underwriter, and no commissions were paid in connection with this issuance.

Stock Repurchase

      On September 14, 2004, we signed a stock purchase agreement pursuant to which we agreed to repurchase 4,183,183 shares of our common stock from Michael
F. Young. The aggregate purchase price for this stock was $6,500,000. The repurchased stock constituted approximately 15.5% of our 26,979,418 shares of common stock outstanding prior to the repurchase.

Item 4. Submission of Matters to a Vote of Security Holders

      We held our annual meeting of stockholders on September 9, 2004. At that meeting, each of the following individuals was elected as a director of the company (these individuals consist of all the directors of the company) by the following votes:

         Name of Individual              Votes For            Votes Withheld
         ------------------              ---------            --------------
        Daniel A. Saginario              21,864,155               22,956
        Robert E. Fitzgerald             21,864,655               22,456
         John W. Gerdelman               21,864,504               22,607
          Daniel R. Hesse                21,826,687               60,424
         Patrick L. Milton               21,864,755               22,356
          Gary E. Rieschel               21,864,534               22,577
         Robert A. Wiedemer              21,864,505               22,606

      Also at that annual meeting, the stockholders of the company approved the company's 2004 Stock Plan by a vote of 19,015,766 shares for, 210,696 shares against, 27,943 shares abstained, and 2,632,706 shares non-voted.

Item 6. Exhibits.

      See Exhibit Index.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 YDI Wireless, Inc.


Date: November 15, 2004          By:     /s/ Patrick L. Milton
                                    --------------------------------------------
                                    Patrick L. Milton,
                                    Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX

Exhibit
Number                              Description

   2.1 Amendment No. 3 to Agreement and Plan of Merger, dated as of September 30, 2004, by and among YDI Wireless, Inc., Stun Acquisition Corporation, and Phazar Corp. (1)

  10.1      2004 Stock Plan of YDI Wireless, Inc. (2)

  10.2      Amendment No. 1 to 1996 Stock Plan of YDI Wireless, Inc. (2)

  10.3      Amendment No. 1 to 1997 Stock Plan of YDI Wireless, Inc. (2)

  10.4      Amendment No. 1 to 1999 Stock Plan of YDI Wireless, Inc. (2)

  10.5      Amendment No. 1 to 2001 Nonqualified Stock Plan of YDI Wireless,
            Inc. (2)

  10.6 Stock Purchase Agreement, dated as of September 14, 2004, between YDI Wireless, Inc. and Michael F. Young. (3)

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

  (1) Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on October 5, 2004.

  (2) Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on September 15, 2004.

  (3) Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on September 21, 2004.