Form 10-K
period 2004-12-31
YDI WIRELESS INC
filed 2005-03-31
CIK 712511

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------
                                    FORM 10-K
                           --------------------------

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |_| No |X|

      As of June 30, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $67,676,873. For purposes of this calculation only, shares of common equity held by each of the registrant's directors and officers on that date and by each person who beneficially owned 10% or more of the outstanding common stock on that date have been excluded in that such persons may be deemed to be affiliates. The aggregate market value has been computed based on a price per share of $5.75, which is the price at which the common equity was last sold on June 30, 2004.

      As of March 18, 2005, the registrant had 22,407,724 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant's 2005 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

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

Item 1. Business.

Overview

      We provide broadband, or high-speed, wireless access products in the United States and internationally. Our systems enable service providers, enterprises and governmental organizations to deliver high-speed data connectivity enabling a broad range of applications. We believe our fixed wireless systems address the growing need of our customers and end-users to rapidly and cost effectively deploy high-speed communication networks. Our goal is to offer reliable wireless data equipment with improved range, performance and ease of use.

      We are the result of a merger consummated on April 1, 2003 between Telaxis Communications Corporation ("Telaxis") and Young Design, Inc. ("Young Design") as well as the acquisitions described below. Telaxis was a publicly traded company that focused on developing high capacity millimeter wave wireless products. Young Design was a privately held company that developed, produced, and sold wireless data products, primarily in microwave frequencies. Subsequent to the merger, the company effected a 1 for 100 reverse stock split followed by a 25 for 1 forward stock split, re-incorporated in Delaware, and changed its name to YDI Wireless, Inc.

   2004 Acquisitions

      As discussed below, in the second quarter of 2004, we acquired KarlNet, Inc., Terabeam Corporation, and Ricochet Networks, Inc.

      Acquisition of KarlNet, Inc.

      On May 13, 2004, we acquired KarlNet, Inc., a pioneer and leader in software development for operating and managing wireless networks. The terms of the merger agreement provided for an upfront cash distribution to the KarlNet, Inc. stockholders of approximately $3.0 million, issuance of 1.0 million restricted shares of our common stock, and subsequent cash payments of up to $2.5 million based on achievement of certain performance milestones and compliance with representations and warranties. The $3.0 million cash distribution consisted of $1.2 million cash on hand at KarlNet and a $1.8 million loan we made from our operating capital.

      Founded in 1993, KarlNet had grown from a pioneer in Internet firewall and security solutions to a leading provider of wireless software and systems. From creating the first commercially available firewall to creating the first wireless residential gateway (the Apple Airport), Karlnet has been a leader in technology. KarlNet had sold over 1.5 million wireless units and created wireless software sold by companies such as Apple, Agere, Lucent, and Proxim. The company was headquartered in Dublin, Ohio.

      KarlNet is being integrated into our operations and is functioning as our software design and support center as well as providing digital hardware design and support.

      Acquisition of Terabeam Corporation

      On June 22, 2004, we acquired Terabeam Corporation. Terabeam, then headquartered in Redmond, Washington, was a provider of broadband wireless systems to telecommunications providers. Pursuant to the merger, we issued approximately 11.6 million shares of our common stock in exchange for all of the outstanding shares of Terabeam. At the time of the merger, Terabeam had approximately $50.2 million in cash and marketable securities, $2.6 million in other assets, and $8.7 million in total liabilities.

      Terabeam was a leading provider of wireless fiber (broadband wireless) solutions that extended and optimized carrier and enterprise networks. Terabeam's wireless fiber solutions use high frequency millimeter wave (60 GHz radio frequency) and free space optics (transferring data through the air with light) technologies. Operating at full line rates of 100 Mbps to 1.25 Gbps, millimeter wave and free space optics (also known as FSO) systems enabled network service providers and business customers to achieve high bandwidth connectivity at significantly lower costs and deployment times than other high-data-rate technologies.

      Terabeam had a history of losses and cash burn. In connection with the merger and subsequent consolidation, we have reduced capital expenditures, significantly reduced the personnel at Terabeam, closed Terabeam's two offices in the Redmond, Washington area, exited a number of leases relating to unused facilities, and consolidated resources at Terabeam's North Andover, Massachusetts facility. The North Andover facility has been integrated into our operations focusing on millimeter wave and microwave hardware development and support. In addition, the addition of Terabeam has positioned us to aggressively pursue non-communication millimeter wave products business such as radar systems and sub-systems. We also greatly reduced expenditures relating to Terabeam's FSO product line and development efforts, but, due to limited but vocal demand, we have continued certain FSO products and development efforts.

      Acquisition of Ricochet Networks, Inc.

      On June 25, 2004, we acquired Ricochet Networks, Inc. Ricochet is a leading mobile Wireless Internet Service Provider (WISP) headquartered in Denver, Colorado. Ricochet provides high speed mobile Internet connectivity in San Diego, California and Denver and had over 7,000 paying customers when we acquired it. As of December 31, 2004, Ricochet had over 8,000 paying wireless subscribers, and we believe that it is one of the largest, if not the largest, WISP with a network operating exclusively in license free frequencies.

      The purchase price for the transaction consisted of $3 million in cash, 42,105 restricted shares of our common stock, and a note payable for $300,000, subject to certain reductions in the purchase price to the extent that we experience liabilities beyond certain agreed upon limits. Ricochet's services business is operated independent of the rest of our business - the equipment business - except for certain overlapping personnel and functions.

      Ricochet was originally formed to acquire certain assets from the bankruptcy estate of Metricom. Prior to its bankruptcy, Metricom had deployed the Ricochet(R) network in many major metropolitan cities including New York, Los Angeles, San Francisco, Seattle, Chicago, Philadelphia, Phoenix, Baltimore, Philadelphia, Atlanta, Dallas/Fort Worth, Minneapolis, and Washington, DC. Ricochet is investigating the feasibility of restoring service in these markets. In addition, Ricochet is pursuing opportunities to provide Homeland Defense and public safety systems utilizing the Ricochet solution. Also, Ricochet is offering equipment to service providers, WISPs, and municipalities who wish to offer wireless Internet services and become part of Ricochet's network.

      "Terabeam Wireless" Business Name

      Effective in mid-August 2004, we implemented our go to market strategy under the name of "Terabeam Wireless." This means that we plan to market the company and do business using the name "Terabeam Wireless."

Industry Background

      We believe that there exists a significant need for bandwidth where digital phone lines or fiber optic cable are either too expensive to deploy, unavailable or inadequate to meet demand. This barrier is often referred to as the "last mile" gap. Carriers typically have to overcome cost, time, technological, and other barriers when trying to close the last mile gap.

      In the current economic climate, it is expected that network development, especially at the network edge, will focus on deployments where new capital expenditures will be closely followed by new revenue. Connecting new subscribers to existing broadband at low incremental cost would fit well in this market reality. A wireless complement would enable these connections. We believe that our products are well suited to this market environment as they permit telecommunications carriers to bring broadband connectivity to the network edge faster and cheaper than with new landline build-outs.

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

   Fixed Wireless Broadband

      Telecommunications carriers that do not have direct connectivity to the end customer through an existing medium such as copper, fiber, or cable cannot cost effectively create a new land line connection to that customer and are relegated to reselling the existing connectivity, possibly with enhancements, in some form or fashion. As a reseller, the telecommunications carrier is subjected to the quality of service and support provided by the underlying operator of the network. Extended range license-free fixed wireless broadband systems allow telecommunications carriers to establish an alternative network that they can own and control to enable them to offer superior connectivity head to head with the incumbent service provider. Our products allow a telecommunications carrier to offer broadband connectivity to markets where no broadband has been previously deployed because it was not cost effective to offer broadband connectivity using traditional landline solutions. Equally important, the use of license-free spectrum permits a new entrant to rapidly and cost effectively reach a new market of subscribers demanding broadband connectivity.

      Many small to medium sized ISPs (Internet Service Providers) have no other viable means to offer high-speed Internet service to their customers other than using the license-free radio bands. ISPs are increasingly offering wireless broadband connectivity and are known as WISPs (Wireless Internet Service Providers). Our point-to-multipoint systems have been deployed by over 1,500 WISPs and are currently serving tens of thousands of end customers, many of which had no broadband access prior to the roll outs incorporating our equipment.

   Rural Broadband

      In many rural areas of the country there is no DSL or cable TV service available. Residential and business customers there typically only have slow-speed dial-up Internet access. Some use satellite links for broadband Internet access, but its relatively slow upload speeds and long latency do not make it an ideal choice for high-speed wireless Internet access. Many Internet Service Providers now use the license-free radio bands to offer high-speed wireless Internet to their rural dial-up customers. Our long-range point-to-multipoint systems are well suited for these rural areas and towns where there is no other viable broadband option.

   Public Hot Spots and Hot Zones

      A Hot Spot is a geographical area in which end users utilizing a WLAN (Wireless LAN) card can access a broadband wireless connection for Internet connectivity. The Hot Spot is usually offered by a telecommunications carrier for a fee or by the local venue owner/operator for a fee or as an amenity. An increasing number of Hot Spots permitting free public access are being deployed by a variety of organizations including cities and towns. The advantages of Hot Spots are broadband connectivity, ease of use, mobile operations and roaming capabilities. The primary disadvantage of Hot Spots is that their effective range of less than 300 feet greatly limits the benefit of a single Hot Spot and would require the deployment of a large number of Hot Spots to generate any meaningful level of coverage. To date, the deployment of Hot Spots has been sporadic and is generally limited to high traffic areas such as airports, convention centers, hotels and coffee shops. This limited deployment has attracted limited attention from end-users who require a broader area of coverage to widely adopt the service.

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

   Cellular Backhaul

      We believe that the need for high-speed backhaul, the connections between cellular telephone towers and the rest of the cellular telephone network, will remain solid and even increase due to the increased capacity demands of existing cellular deployments as well as the deployment of additional cellular systems. The amount of data that needs to be backhauled from cellular systems should increase significantly as 2.5G, 3G and other high-data-rate cellular systems are developed and deployed and more data intensive applications are offered. We believe that the backhaul data rates required for some individual cells will exceed the capabilities of the land line T-1/E-1 connections that are typically used today, thereby providing an attractive market for our Link CX product with its 45 Mbps (Megabits per second) and DS-3 capabilities and our other high-capacity products.

   Private Enterprise Networks

      Business, government and institutional enterprise network deployments are increasingly deploying high-speed connections between multiple buildings occupied by the same or affiliated businesses or other enterprises in a campus or business complex setting. Given that public fiber network carriers have curtailed their capital spending programs, enterprises are turning to network integrators to connect their LANs together. These integrators are motivated to quickly and cost effectively deploy solutions and are very receptive to considering alternative methods of providing connections - such as our products
- rather than just fiber optic cable. In addition, high-data-rate next generation fixed wireless LAN systems such as IEEE 802.11a/b/g (several different standards for wireless LAN interoperability) are creating additional needs for LAN-to-LAN connectivity that could be met with our products, depending upon the data rate required. The higher data rate capabilities within the LAN are generating demand for higher speed connections between LANs such as our Gigalink(R) products, with its Gigabit Ethernet (1.25 Gigabits per second) data rate capabilities.

   The Desire for Redundancy and Reduced Vulnerability

      In both government and commercial communications systems, there is now a strong emphasis on redundancy in networks, including the use of alternative media in achieving redundancy. In addition, there is greater emphasis on distributed network infrastructures to prevent single node network failures. These trends could favorably affect all of the market segments that we are addressing as our products provide a redundant path of wireless connectivity rather than the exclusive use of land-line-based connectivity.

   Increasing Acceptance and Demand to Carry Voice over Internet Protocol (VoIP)

      There has been an increasing demand for Voice over Internet Protocol as a low cost replacement for existing telephone voice connections. VoIP permits a voice connection whereever an Internet connection exists. VoIP operates best in a broadband environment due to its connectivity and latency requirements, and we believe that wireless systems, such as systems built with our products, provide an excellent infrastructure for VoIP capabilities. A network providing high speed wireless data communications with our equipment could add VoIP capabilities with little or no recurring expense but greatly expand the network's addressable market through the addition of the voice offering. We are actively working to enhance our products to optimize their ability to support VoIP including increasing bandwidth and adding Quality of Service (QOS) to our point-to-multipoint products to give VoIP communications priority over other types of data communications on the system.

   Increasing Acceptance of Wireless Mesh Solutions

      As network providers try to achieve higher levels of reliability while utilizing license-free frequency bands, wireless mesh solutions are being utilized at an increasing rate. The advantage of a wireless mesh network is that data traffic has multiple potential paths from the base station to the end customer. This allows the network to dynamically route around failures in the network and provide a much higher level of reliability than would be possible in a typical point-to-point or point-to-multipoint network. Ricochet's self healing wireless mesh networks operate by having multiple wireless routers direct data traffic back to one or more base stations that are connected to a wired or wireless backhaul connection. In addition, Ricochet's network has supported large scale deployments of over 5,000 users in metropolitan markets.

Our Solution

      We believe that there exists a growing market to provide license-free high-speed wireless connectivity. The advantage of utilizing license-free spectrum is that the operator can deploy the necessary equipment without the expense and time associated with acquiring a license. This allows for rapid deployment as well as creating a more competitive landscape without the artificial barriers associated with a license holder having a monopolistic hold over a geographical area. There are several significant advantages of utilizing wireless connectivity as opposed to traditional land-line solutions such as copper, fiber, digital subscriber line (DSL) or cable modems. Wireless can be very rapidly and selectively deployed at a much lower cost than traditional land-line solutions. This permits service providers to rapidly enter new markets and offer new services. Wireless is also well positioned to improve and grow over time as applications dictate while many landline solutions are usually inherently limited in bandwidth by the medium that they operate in. Finally, as demonstrated by the rapid proliferation of cellular phones worldwide, users have demonstrated an enjoyment of the mobility and freedom of wireless systems.

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

            o Operators of Hot Spots who utilize our equipment to provide high speed mobile connectivity in high density areas such as airports, convention centers and downtown areas

            o Government, military or emergency service providers who utilize our equipment in order to provide a rapidly deployable high speed data distribution system in the event that existing communication systems are inadequate or unavailable or as a redundant back up to their primary communication systems

            o     Cities and towns wishing to provide Hot Spots and Hot Zones

            o State and local government requiring data interconnectivity for education, medical facilities, and general governmental requirements

      Our broadband wireless access systems have various disadvantages and limitations. For example, the broadband wireless access industry is technology intensive and requires us to continually develop new products or product enhancements in order for us to remain competitive.

      WiMax is a highly publicized wireless development that is creating significant disruption in our industry. Although we are developing our own WiMax products, it is difficult to determine the impact that WiMax will have on our industry and thus it is difficult to decide how much of our resources should be applied to WiMax.

      In addition, in contrast to mobile wireless access solutions, our systems require line-of-sight installation, which often requires the end-user to obtain roof rights from third parties. Since we focus primarily on license-free bands, our systems may also experience problems due to radio signal interference, which may occur if multiple wireless systems are operating on the same radio frequencies and in the same geographic areas as our systems. Signal fade due to rain is a significant limiting factor for the operation of our products that operate in the higher 24 GHz and 60 GHz frequencies. Certain aspects of our product line can be substituted with off the shelf WLAN products which have been subjected to extreme commoditization and price erosion over the last few years. Such products are extremely low cost and can either cause downward pressure on the prices that we can receive in the market place for our products and, in some cases, even replace our products entirely.

Strategy

      Our objective is to be a leading global provider of broadband wireless access systems operating in the license-free frequencies. Our strategy to accomplish this objective is to:

      Capitalize on our technology expertise to rapidly introduce new products. Our team of engineers has multi-disciplinary technical capabilities, including radio frequency technology spanning from microwave to millimeter waves as well as digital, software and networking expertise. We have dramatically enhanced our software development capabilities with the acquisition of KarlNet, Inc. during the second quarter of 2004. We believe integrating these capabilities is highly complex, and we intend to continue to take advantage of our technology expertise to introduce product enhancements and new products in a rapid and cost effective manner. As systems become more complex and sophisticated and particularly as systems operate at higher data rates and frequencies, we believe that it will become increasingly difficult for organizations without our breadth of skills to be competitive in product development.

      Evolve our direct sales model and direct relationship with our end customers into a channel strategy with value add partners. Due to our direct sales model, we have relationships with many of our end customers. As a result of this, we believe that we have closer and more sustainable relationships and generate more product loyalty. In addition, by maintaining direct contact with the end users we believe that we remain more attuned to the limitations of existing technology and opportunities for new product development. Although we plan to continue to directly support and sell to major and strategic accounts, we are becoming more actively involved with partners who offer much greater exposure into opportunities than we can develop alone. We are working with these partners to leverage our sales people and technical knowledge to pursue a greater number of opportunities for our solutions.

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

      Expand through acquisitions. We intend to pursue acquisitions of complementary businesses, technologies, products or services to expand our presence in the broadband wireless access market. We are currently integrating the operations, customer bases, and product lines from KarlNet and Terabeam. In particular, we are working to integrate Terabeam's millimeter product line with the millimeter back-haul products acquired as the result of the Young Design, Inc. - Telaxis Communications Corporation merger. Our RAN and Link EX, Link 4X, and Link CX product lines are a result of technology purchases from InterWAVE Communications in May 2002 and March 2003, respectively. Our Ricochet acquisition expanded our business into services.

Products

   Equipment Business

      We have two primary product lines: high-speed point-to-point products and point-to-multipoint products. In 2004, point-to-point products accounted for approximately 28% of our revenues and our point-to-multipoint products accounted for approximately 72% of our revenues. Our best selling point-to-point products are our Link CX and Marquee Bridge, and our best selling point-to-multipoint products are our AP-Plus and EtherAnt II and Marquee. In addition, as a result of the KarlNet acquisition, we now offer standalone software solutions. Our Terabeam acquisition has enabled us to offer millimeter wave subsystems as well as component parts to government, military, and other customers.

   Services Business

      Our acquisition of Ricochet expanded our business into mobile Non-Line of Sight (NLOS) wireless communication services. We currently operate the Ricochet(R) network in Denver, Colorado, San Diego, California, and Aurora, Colorado. We currently have over 8,000 paying subscribers. Commencement of service in Aurora in the fourth quarter of 2004 was our first expansion of the Ricochet(R) network. We are currently considering numerous other markets in which we may begin to offer Ricochet(R) service.

High-Speed Point-to-Point Products

      Point-to-point systems are used to bridge networks from one location to another ("Bridging") or carry data traffic from remote locations to a service provider's core network ("Backhaul"). Each of our point-to-point systems consists of identical piece(s) of equipment deployed at each end of the desired link. Each piece of equipment is first connected to an end-user's network by a cable and a connector and the radio unit and antennas are positioned to have clear line of sight to each other, usually on a rooftop or tower. All of our point-to-point products are designed for the radio unit to be deployed as close to the antenna as possible to minimize cable cost and loss of the radio signal. Several units are available with an integrated antenna as an option to maximize efficiency and ease of installation. The two antennas are then aimed at one another to create a wireless connection between the two locations. By using multiple systems, an operator can connect more than two locations to form a more extensive network. Our products offer a variety of transmission speeds and radio frequencies. The table below summarizes the features of our current products:

  ------------------------------------------------------------------------
       PRODUCT NAME               DATA RATE                FREQUENCY
  ------------------------------------------------------------------------
  BRIB (Bridge in a Box)     4 Mbps half duplex       2.4 GHz
                                                      11 Channels
  ------------------------------------------------------------------------
        EtherLeap(R)         4 Mbps half duplex       24 GHz
                                                      13 channels
  ------------------------------------------------------------------------
         Link EX             8 Mbps full duplex       UNII (5.2/5.7 GHz)
                             (16 Mbps aggregate)      8 channels
  ------------------------------------------------------------------------
         Link 4X             Four (4) E-1 circuits    UNII (5.2/5.7 GHz)
                                                      8 channels
  ------------------------------------------------------------------------
         Link CX             45 Mbps full duplex/DS3  5.3 GHz or 5.7 GHz
                                                      2 channels
  ------------------------------------------------------------------------
        GigaLink(R)          OC-3, OC-12 or 1.25      60 GHz
                             Gbps full duplex
  ------------------------------------------------------------------------
         Marquee             24 Mbps half-duplex      2.4 GHz, 4.9 GHz and
                                                      5.8 GHz
  ------------------------------------------------------------------------
          Avara(R)           100 Mbps full duplex     Optics (light)
                                                      850 nm
  ------------------------------------------------------------------------

      BRIB and EtherLeap(R). These point-to-point products have the same central radio technology inside them and differ only in the frequency at which they operate. All units utilize direct sequence spread spectrum (DSSS) technology for improved interference resistance. These units are designed to be pole mounted with data and power carried along a single line of weatherized cable allowing for quick and easy deployment. These products share the same feature-rich radio management and monitoring software interface.

      The BRIB has a line of sight range of about 3 miles (longer range versions are available) and is an excellent low cost solution for low density deployments or for an enterprise connecting two buildings. The EtherLeap has a range of about 1 to 3 miles and is used primarily by organizations seeking a higher level of security or interference resistance or in extremely radio frequency hostile environment where the other license-free frequencies are all occupied.

      Link EX and Link 4X. The Link EX product consists of a pole-mounted radio that gets power and data from a single weatherized cable. The Link EX offers 8 Mbps full duplex connectivity with a line-of-sight range of up to 10 miles. Full duplex operation means that data is passed in both directions at the same time. This is important in latency sensitive applications such as voice or streaming video applications. The Link 4X product incorporates a Link EX with an indoor unit that channelizes the Link EX's data stream into four (4) E-1 channels for easy integration into phone systems based upon European telco transmission standards. The Link EX or 4X is used primarily by carriers with small to mid-size backhaul needs.

      Link CX. The Link CX product is primarily deployed to enable service providers, businesses and other enterprises to expand or establish private networks by bridging Internet and network traffic among multiple facilities. In addition, the Link CX is also used to provide fiber extension and last mile access. The Link CX has a line of sight range of up to 25 miles and offers extremely feature rich management and monitoring capabilities.

      Gigalink(R). The Gigalink(R) product is a compact, easily deployed product operating in the 60 GHz millimeter-wave band between 57 GHz and 64 GHz. It enables fiberless transmission of data, voice and video communication at variable fiber optic data rates from OC-3 (155 Mbps) to OC-12 (622 Mbps) and Ethernet traffic at speeds up to 1.25 Gbps full duplex. It is engineered to provide link distances of up to 1,000 meters with 99.99% availability, depending upon prevailing rainfall rates in the geographic regions where it will be used.

      Marquee. The Marquee product is an advanced point-to-point and point-to-multipoint system utilizing OFDM modulation. Marquee also incorporates our TurboCell(R) software which optimizes the performance of Marquee in outdoor and extended range applications. Significant features of Marquee include non-line of sight (NLOS) propagation, dynamic active polling, packet aggregation, dynamic bandwidth shaping on the base and remote side, power over Ethernet, and a single piece, easy to install form factor. We have introduced Marquee products operating at 4.9 and 5.8 GHz and expect to introduce a 2.4 GHz version of Marquee in 2005. We believe that this product was the first product certified by the Federal Communications Commission for operating in the new "public safety" 4.9 GHz radio band. This product thus enables public safety entities to benefit from the wireless broadband capabilities available using this recently allocated public safety band.

      Avara(R). Our Avara(R) product is the latest in a line of high-bandwidth, carrier-grade systems developed by Terabeam Wireless. Avara is unique among our solutions in that it operates via free-space optics and thus does not use radio waves. The system is a cost-effective solution for high-bandwidth connectivity at ranges less than one kilometer and is ideal for deployments such as mobile wireless backhaul, single customer access, multi-tenant building access, enterprise E1/T1, Fast Ethernet extension and LAN-to-LAN or campus connectivity. Avara operates at a wavelength of 850 nm and is completely eye-safe, with a Class 1 IEC/CDRH rating, which means no warning labels or access restrictions are required.

   Point-to-multipoint products

      Our point-to-multipoint systems are designed to enable service providers, businesses and other enterprises to address the last mile bottleneck. Our systems enable service providers to cost-effectively connect end-users to a central hub. Businesses, governmental agencies and other enterprises may also use these systems to cost-effectively connect multiple facilities within their private networks. Our point-to-multipoint systems permit cumulative connectivity of up to 25 Mbps from a single base unit and can support hundreds of customers from a single location. These systems can operate over distances of 10 miles or more providing for extremely large areas of coverage. Since our point-to-multipoint systems require line of sight to connect, actual coverage is dictated by the ability to achieve actual line of sight from the base site to the end customer's antenna.

      Our point-to-multipoint system are typically deployed in a hub and spoke configuration consisting of (1) a single central base station, and (2) customer premise equipment (CPE) located at each end-user's location. The Base Station wirelessly connects to the remote CPE. The Base Station offers high-speed two-way data communications to each end-user using a technique called time division duplexing (TDD). The Base Station can operate in 2.4 GHz or 5.8 GHz frequencies, in various geographic configurations and can be divided in discrete sectors to permit supporting hundreds of clients from a single base station. The Base Station is able to connect to the central office of a service provider using land line connectivity for both our point-to-point and our point-to-multipoint technologies.

      Our most popular CPE, our EtherAnt-II product, transmits and receives data between the end-user and the Base Station. The EtherAnt-II is extremely easy to install and uses a single weatherized Category 5 Ethernet cable carrying both data and power to the pole-mounted antenna with integrated radio. Our proprietary software allows for remote management and monitoring of an unlimited number of EtherAnt-IIs from a single location. In December 2004, we began our initial introduction of our EtherAnt-3. The EtherAnt-3 incorporates much of the performance of the EtherAnt-II with the added advantage of being upgradeable to a TurboCell(R) service solely with a software upgrade that can be performed in the field.

      Finally, we offer certain software elements of our point-to-multipoint systems as a standalone product to select original equipment manufacturer customers. KarlNet developed and is continuing to improve our point-to-multipoint software offerings. This results in both enhanced wireless products for us to sell as well as attractive potential revenue streams from sales of the standalone software. To date, over 1.0 million wireless devices running our software have been sold. We offer both feature rich solutions utilizing industry standard 802.11a/b/g software as well as our proprietary TurboCell(R) software. TurboCell software permits industry standard 802.11a/b/g hardware to run on a proprietary protocol that optimizes the wireless performance in outdoor and extended range applications. Advantages of TurboCell over standard 802.11a/b/g include active polling, packet aggregation, dynamic bandwidth shaping, enhanced security, and resolution of the "hidden node" problem.

Sales and Marketing

   Equipment Business

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

   Services Business

      Our service business is currently operated only in the United States in Denver, Colorado and Aurora, Colorado and San Diego, California. We are actively considering the expansion of the Ricochet(R) network, particularly in those cities where Ricochet infrastructure has previously been deployed. In addition to our current model of providing high speed mobile wireless Internet services to primarily individuals, we are considering offering those services to various municipal departments and personnel for mobile communications, especially homeland security, fire, safety, health and welfare requirements. Finally, we are exploring opportunities to offer the Ricochet services on a wholesale level to parties interested in reselling our services on a private label or co-labeled basis.

Customer Service

      We are committed to providing our customers with high levels of service and support both in our equipment and services businesses. We provide training, technical assistance and customer support on the installation, management, use and testing of our products. We also provide a 12-month warranty for our systems and offer both in-warranty and out-of-warranty repair services. Our repair center is staffed with technicians who work to identify potential problems and repair equipment.

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

      During the years ended December 31, 2004, 2003, and 2002, no customers accounted for more than 10% of sales.

      For the years ended December 31, 2004, 2003, and 2002, sales to customers outside of the United States and Canada accounted for approximately 18%, 16%, and 10%, respectively, of revenues. As of December 31, 2004, the Company had a single employee and minor assets located outside of the United States.

      Our firm backlog as of December 31, 2004, 2003, and 2002 was approximately $1,450,000, $1,175,000, and $745,000, respectively.

Research and Development

      Our research and development efforts are focused on improving the functionality and performance of our existing products as well as developing new products to meet the changing needs of our diverse base of customers and end-users. We devote a substantial portion of our resources to developing new products, enhancing existing products, expanding and improving our core wireless technologies and strengthening our technological expertise. We are currently pursuing the following research and development initiatives:

            o Developing point-to-multipoint systems in different frequencies and with lower price points
            o     Adapting our products to additional frequencies and interfaces
            o     Developing higher speed products
            o Enhancing our products with new software features as well as developing new software architectures that will increase capacity of our products and their overall performance.

      We are currently developing Logan, our next generation software platform, which will be our building block for future product introductions. We expect to introduce a higher speed version of our Marquee products, a higher powered version of our Marquee 4.9 product for the public safety/homeland defense market and a 2.4 GHz version of Marquee. Logan will also be the software foundation of our 802.16 WiMAX-compliant product currently under development. We are also exploring the use of Logan as the foundation for a next generation wireless mesh product that would utilize Ricochet intellectual property.

      In addition, we are working to enhance our high end point-to-point offering with projects to develop a lower cost gigabit Ethernet 60 GHz product and a 70/80 GHz product. Finally, we are considering the introduction of a low cost self install Free Space Optics product.

      We devote a substantial portion of our resources to developing new products, enhancing existing products, expanding and improving our core wireless technologies, and strengthening our technological expertise. We invested approximately $3.5 million ($2.9 million of expenses and $0.6 million of capitalized software), $1.7 million and $0.4 million in research and development activities in 2004, 2003, and 2002, respectively.

Manufacturing

      We outsource much of our manufacturing to a variety of contract manufacturers. We complete the final assembly and testing of our products at our Falls Church, Virginia facility, our North Andover, Massachusetts facility and to a lesser extent, our Sunnyvale, California facility. Our in-house manufacturing consists primarily of pilot production, final product assembly and product testing. Our strategy is to outsource manufacturing and procurement of component parts to manufacturers with the expertise and ability to achieve the cost reductions associated with volume manufacturing and to respond quickly to orders, while maintaining our quality standards. This allows us to focus our internal resources on developing new products.

      We depend on single or limited source suppliers for several key components used in our products. Several of these components have recently been discontinued by their manufacturers, and as a result, we have been forced to purchase large quantities of sub-components for these products. We believe that our current inventory of discontinued subcomponents is adequate for the expected volume of products to be produced in the future; however if the required volume of products exceeds expectations, we may be forced to find replacement parts or redesign the products, which may add significantly to our costs. We are in the process of re-designing those products which use the old parts with a current generation of parts. Conversely, if the actual volume of products is less than expected, we may end up holding inventories of sub-components that will not have any value to us. As of December 31, 2004, our inventory and commitments for large quantities of discontinued parts was less than $150,000.

      Our WLAN products are currently dependent on Agere System's ("Agere") WLAN division as our primary sources for proprietary 802.11 chips, modules and cards. Agere has formally announced that they are discontinuing their WLAN offering and we are in the process of migrating to alternative WLAN platforms. In addition, our RAN and Link EX, Link 4X, and Link CX products all incorporate one or more single source components. If, for any reason, a supplier fails to meet our quantity or quality requirements, or stops selling components to us or our contract manufacturers at commercially reasonable prices, we could experience significant production delays and cost increases, as well as higher warranty expenses and product reputation problems. Because the key components and assemblies of our products are complex, difficult to manufacture and require long lead times, we may have difficulty finding alternative suppliers to produce our components and assemblies on a timely basis. We have experienced shortages of some of these components in the past, which delayed related revenue, and we may experience shortages in the future. In addition, because the majority of our products have a short sales cycle of between 30 and 90 days, we may have difficulty in making accurate and reliable forecasts of product needs. As a result, we could experience shortages in supply, which could delay or decrease revenue because our customers may cancel their orders or choose a competitor for their future needs.

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

      We have been producing our Marquee and Avara (R) products for a relatively short time. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in developing industries, particularly companies in relatively new and rapidly evolving markets. These risks include:

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

      With our broadband products, we could be at a disadvantage to competitors, particularly Alcatel, Business Networks AB, Alvarion, Ceragon Networks, AirSpan Networks, Inc., Cisco Systems, Proxim and Stratex Networks, which have broader distribution channels, brand recognition, extensive patent portfolios and more diversified product lines. In addition, broadband wireless access solutions compete with other high-speed solutions such as cable modem technologies, satellite technologies, digital subscriber lines and fiber optic cables. Many of these alternative technologies can take advantage of existing installed infrastructure and have achieved significantly greater market acceptance and penetration than broadband wireless access technologies. Other factors that influence the choice between wireless and wire line products include reliability and security, speed and volume capacity, cost effectiveness, availability of sufficient frequencies and geographic suitability. We expect to face increasing competitive pressures from both current and future technologies in the broadband access market.

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

Intellectual Property

      Our success depends on the preservation and protection of our product and manufacturing process designs and other proprietary technology. We use a variety of intellectual property in the development and manufacturing of our products, but do not believe that any of our intellectual property is individually critical to our current operations. Taken as a whole, however, we believe our intellectual property rights are significant. In addition to our registered intellectual property, we also use proprietary technology in our business. This technology includes internally developed proprietary comprehensive network management software and specialized knowledge and technical expertise that have been developed over time by our employees.

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

      We also have two intellectual property license agreements with interWAVE Communications which grant us a non-exclusive royalty-free perpetual license to use some of its intellectual property, including patents, patent applications, copyrights, software, technology and proprietary information related to our RAN and Link EX, Link 4X, and Link CX products.

      We increased our patent portfolio substantially through the acquisitions of KarlNet, Terabeam and Ricochet. While we do not believe that any of these patents individually is material to our current equipment business, we believe our patent portfolio is valuable. We continue work to procure additional patents that are beneficial to our business and are looking at ways to optimize the value of the patents that we have recently acquired. We currently do not receive any material amounts from licensing any of our patents.

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

Employees

      As of March 18, 2005, we had 123 employees, consisting of 25 in manufacturing, 42 in research and development, 36 in sales, marketing and customer service, and 20 in finance and administration. We had 111 employees in our equipment business and 12 employees in our services business. We are not a party to any collective bargaining agreement. We believe that relations with our employees are good.

Item 2. Properties.

Properties

      We lease approximately 175,000 square feet of facilities in nine locations. Our headquarters is an approximately 15,000 square foot facility located in Falls Church, Virginia. This facility accommodates the following departments: senior management, administration, finance, marketing, manufacturing, sales and a small amount of research and development. This property is leased from an affiliate of ours on terms that are believed to be at market rates. The term of the lease for this facility expires on December 31, 2010.

      We lease an approximately 32,000 square foot facility located in South Deerfield, Massachusetts. This facility accommodates legal and corporate affairs and a research and development area as well as limited assembly capabilities. The term of the lease for this facility expires on October 31, 2005. We do not plan on extending this lease and are in the process of locating and leasing a different facility. We believe we will be able to locate a suitable facility without undue difficulty.

      We lease an approximately 18,000 square foot facility located in Sunnyvale, California. This facility accommodates sales as well as technical support and final manufacturing, testing, and repair of our RAN and Link EX, Link 4X, and Link CX products. The term of the lease for this facility expires on March 31, 2007.

      We lease an approximately 10,000 square feet facility located in Dublin, Ohio. This facility accommodates our primary software development and sales operations and personnel. The lease is comprised of two locations within the same building expiring at different times. The term of the lease for 7,000 square feet expires on January 31, 2008. The term of the lease for 3,000 square feet expires on January 31, 2006.

      We lease an approximately 11,000 square feet facility located in North Andover, Massachusetts. This facility accommodates approximately 25 engineering, development, manufacturing, and associated staff for our Harmonix Division. The term of the lease expires August 31, 2005. We do not expect to extend our lease of this facility so are in the process of locating and leasing a different facility. We believe we will be able to locate a suitable facility without undue difficulty.

      Our Ricochet Networks subsidiary leases an approximately 5,000 square feet facility located in Denver, Colorado. This facility accommodates engineering, development, sales, and marketing operations, and associated staff, for our Ricochet Networks subsidiary. The term of the lease expires on January 31, 2008. We have guaranteed the obligations of Ricochet Networks under this lease.

      Our Ricochet Networks subsidiary leases approximately 84,000 square feet located in two facilities in Denver, Colorado and one facility in Tulsa, Oklahoma. These facilities provide warehouse space for Ricochet's inventory. The two Denver facilities are leased on a month-to-month basis. The term of the lease for the Tulsa facility expires on December 31, 2005. If any of these facilities were to become unavailable for our continued use, we believe we could locate suitable new warehouse space without undue difficulty.

      Primarily with respect to our Ricochet Networks subsidiary, we or Ricochet directly will lease and has been leasing space in and around each of the areas where it provides service as necessary to house switches, other equipment, and personnel.

      There are a number of facilities leased by Terabeam Corporation prior to our acquiring that company that are not presently being used and that we have no present plans to use. We have been negotiating with the landlords of the various facilities for the early termination of those leases.

Item 3. Legal Proceedings.

Legal Proceedings

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

      In June 2003, we elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. We understand that a large majority of the other issuer defendants have also elected to participate in this proposed settlement. If ultimately approved by the court, this proposed settlement would result in the dismissal, with prejudice, of all claims in the litigation against us and against the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants. The proposed settlement provides that the insurers of the participating issuer defendants will guarantee that the plaintiffs in the cases brought against the participating issuer defendants will recover at least $1 billion. This means there will be no monetary obligation to the plaintiffs if they recover $1 billion or more from the underwriter defendants. In addition, we and the other participating issuer defendants will be required to assign to the plaintiffs certain claims that the participating issuer defendants may have against the underwriters of their IPOs.

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

      Consummation of the proposed settlement remains conditioned on, among other things, receipt of both preliminary and final court approval. Formal settlement documents were submitted to the court in June 2004, together with a motion asking the court to preliminarily approve the form of settlement. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, opposed preliminary approval of the proposed settlement of those cases. On February 15, 2005, the court issued an order preliminarily approving the proposed settlement in all respects but one. The plaintiffs and the issuer defendants are in the process of assessing whether to proceed with the proposed settlement, as modified by the court. If the plaintiffs and the issuer defendants elect to proceed with the proposed settlement, as modified by the court, they will submit revised settlement documents to the court. The underwriter defendants may then have an opportunity to object to the revised settlement documents. If the court preliminarily approves the proposed settlement, notice of the terms of the proposed settlement be sent to all proposed class members and a hearing will be scheduled at which any objections to the proposed settlement may be heard. Thereafter, the court will determine whether to grant final approval to the proposed settlement.

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

      We are subject to potential liability under contractual and other matters and various claims and legal actions which are pending or may be asserted against us or our subsidiaries. These matters may arise in the ordinary course and conduct of our business. While we cannot predict the outcome of such claims and legal actions with certainty, we believe that such matters should not result in any liability which would have a material adverse affect on our business.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of stockholders during the three months ended December 31, 2004.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

      Our common stock is currently quoted on the Nasdaq SmallCap Market under the symbol "YDIW." The table below shows, for the calendar year quarters indicated, the reported high and low sale prices of our common stock, as reported on the Nasdaq SmallCap Market from January 1, 2003 until March 31, 2003 and again from June 30, 2004 to December 31, 2004. The table below shows, for the period from April 1, 2003 through June 29, 2004, the reported high and low bid quotations for our common stock on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. In each case, this information is based on published financial sources. Our common stock prices and bids have been adjusted to reflect the net 1 for 4 reverse stock split implemented on July 9, 2003.

                                                YDI Common Stock
                                             ----------------------
                                               High          Low
                                               ----          ---
              2003
              First Quarter                    $1.12        $0.44
              Second Quarter                   $4.84        $0.60
              Third Quarter                    $4.95        $3.00
              Fourth Quarter                   $5.45        $3.05

              2004
              First Quarter                    $7.90        $3.60
              Second Quarter                   $6.80        $3.60
              Third Quarter                    $5.85        $1.96
              Fourth Quarter                   $7.55        $2.15

      As of March 18, 2005, the number of stockholders of record of our common stock was approximately 234. We have never declared or paid any cash dividends on any class of our common equity. We currently intend to retain any future earnings to fund the development and growth of our business and currently do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

      The following table and narrative provide information about our equity compensation plans as of December 31, 2004. More information about our stock options is contained in our financial statements, including the notes thereto, included in this Annual Report on Form 10-K.

------------------------------------------------------------------------------------------------------------------
                               Number of securities                                Number of securities remaining
                               to be issued upon         Weighted-average          available for future issuance
                               exercise of               exercise price of         under equity compensation plans
                               outstanding options,      outstanding options,      (excluding securities reflected
                               warrants and rights       warrants and rights (1)   in column (a))
Plan category                  (1)  (a)                  (b)                       (c)
------------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders                    970,831                    $5.25                    621,250 (2)
------------------------------------------------------------------------------------------------------------------

Equity compensation
plans not approved
by security holders                  79,165                    $2.10                          0
------------------------------------------------------------------------------------------------------------------

Total                             1,049,996                    $5.01                    621,250
------------------------------------------------------------------------------------------------------------------

------------
(1) This column does not reflect the options outstanding on December 31, 2004 to purchase 121,638 shares of our common stock at an exercise price of $1.60 per share that we assumed in connection with our combination with Young Design, Inc. on April 1, 2003. Those options had been issued under an equity compensation plan that was approved by Young Design's stockholders. No future grants of options may be made under that plan.

(2) Consists of shares available for future issuance under our 2004 Stock Plan.

      On July 17, 2001, our board of directors adopted our 2001 Nonqualified Stock Plan and reserved 375,000 shares of our common stock for issuance pursuant to that plan. The 2001 plan provides for the grant of non-qualified stock options, performance share awards, and stock awards (restricted or unrestricted) to directors, officers, and employees. The compensation committee of the board of directors generally administers the 2001 plan and recommends to the board of directors or decides itself the terms of stock rights granted, including the exercise price, the number of shares that may be purchased under individual option awards, and the vesting period of options. The board of directors may amend, modify, or terminate the 2001 stock plan at any time as long as the amendment, modification, or termination does not impair the rights of plan participants under outstanding options or other stock rights. Effective September 9, 2004, the 2001 plan was amended to reduce the number of shares of our common stock issuable thereunder to 175,764, which was the number of shares subject to outstanding options as of that date. No further grants or awards will be made pursuant to the 2001 plan.

Stock Repurchase

-------------------------------------------------------------------------------------------------------------------
                                                                                                   (d) Maximum
                                                                                                   Number (or
                                                                                               Approximate Dollar
                                     (a) Total                         (c) Total Number of    Value) of Shares (or
                                     Number of                          Shares (or Units)      Units) that May Yet
                                     Shares (or       (b) Average     Purchased as Part of     Be Purchased Under
                                       Units)        Price Paid per    Publicly Announced         the Plans or
             Period                  Purchased      Share (or Unit)     Plans or Programs           Programs
-------------------------------------------------------------------------------------------------------------------
Month #1 (October 1, 2004 -                 0              N/A                  N/A                     N/A
October 31, 2004)
-------------------------------------------------------------------------------------------------------------------
Month #2 (November 1, 2004 -
November 30, 2004)                          0              N/A                  N/A                     N/A
-------------------------------------------------------------------------------------------------------------------
Month #3 (December 1, 2004 -
December 31, 2004)                    500,000(1)         $2.31                    0                       0
-------------------------------------------------------------------------------------------------------------------
Total                                 500,000            $2.31                    0(2)                    0(2)
-------------------------------------------------------------------------------------------------------------------

----------
(1) On December 17, 2004, we signed a stock purchase agreement pursuant to which we agreed to repurchase 500,000 shares of our common stock from MTB Investment Advisors, Inc. These 500,000 shares were issued to that investor in a private placement in December 2003. The aggregate purchase price for this stock was $1,155,000.

(2) We have not publicly announced any plan or program to repurchase any of our common stock.

Item 6. Selected Financial Data.

      The following selected historical consolidated financial data was derived from our historical financial statements. The financial statements for the fiscal year ended December 31, 2000 were audited by Reznick Fedder & Silverman, independent accountants. The financial statements for the fiscal years ended December 31, 2001 through 2004 were audited by Fitzgerald, Snyder, & Co., P.C., an independent registered public accounting firm. This information should be read in conjunction with our management discussion and analysis of financial condition and results of operations and our financial statements, including the related notes, contained elsewhere in this annual report on Form 10-K.

                                                                                     Year Ended December 31,
                                                                 -------------------------------------------------------------
                                                                   2000         2001         2002         2003          2004
                                                                   ----         ----         ----         ----          ----
                                                                            (in thousands, except per share data)
      Consolidated Statements of Operations Data:
        Revenue, net .......................................     $ 13,046     $ 14,314     $ 20,304     $ 27,241     $ 22,897
        Gross profit .......................................        6,673        5,028        7,928       11,527        9,483
        Income (loss) from continuing operations ...........        2,248          125          947          300       (1,346)
        Extraordinary item .................................           --           --           89        4,347           --
        Change in accounting ...............................           --           --          526           --           --
        Net income (loss) applicable to common
         stockholders ......................................        2,248          125        1,562        4,647       (1,346)
        Basic earnings (loss) per share from continuing
         operations ........................................         0.23         0.01         0.10         0.02        (0.07)
        Basic - Extraordinary gain .........................           --           --         0.01         0.35           --
        Basic - Change in accounting .......................           --           --         0.06           --           --
        Basic earnings (loss) per share ....................         0.23         0.01         0.17         0.37        (0.07)
        Diluted earnings (loss) per share from continuing
         operations ........................................         0.23         0.01         0.10         0.02        (0.07)
        Diluted - Extraordinary gain .......................           --           --         0.01         0.34           --
        Diluted - Change in accounting .....................           --           --         0.06           --           --
        Diluted earnings (loss) per share ..................     $   0.23     $   0.01     $   0.17     $   0.36     $  (0.07)
        Shares used in computing basic earnings per share ..        9,568        9,375        9,375       12,571       19,792
        Shares used in computing diluted earnings per share         9,568        9,375        9,375       12,841       19,792

                                                                                          December 31,
                                                                 -------------------------------------------------------------
                                                                     2000         2001         2002         2003         2004
                                                                                          (in thousands)
      Consolidated Balance Sheet Data:
       Cash and cash equivalents and short term
           investments ......................................      $ 1,219      $ 1,133      $   939      $ 8,990      $40,737
       Working capital ......................................        2,793        2,111        2,946       12,577       41,532
       Total assets .........................................        4,806        6,898        8,572       20,719       77,284
       Long-term obligations, less current portion ..........           10        1,568        1,402        1,298        1,270
       Total stockholders' equity ...........................      $ 2,870      $ 2,908      $ 4,508      $16,185      $65,991


      During the second quarter of 2003, we recognized a one-time gain of approximately $4.3 million due to the negative goodwill resulting from the Young Design-Telaxis combination. During the second quarter of 2004, we acquired KarlNet, Terabeam and Ricochet. These acquisitions (primarily Terabeam) significantly strengthened our balance sheet while also increasing liabilities. These acquisitions also increased our operating loss by more than $5.0 million from the prior year. This increased operating loss was offset by the one-time gain of approximately $3.7 million from the sale of Phazar stock in the fourth quarter of 2004.

Our Quarterly Financial Data

                                                         Quarter
                                        (in thousands, except per share data)
-----------------------------------------------------------------------------------------------------------------------
2004                                                     First            Second              Third             Fourth
-------------------------------------------------       -------           -------            -------            -------
Revenue .........................................       $ 6,017           $ 4,733            $ 6,370            $ 5,777
Gross profit ....................................         2,466             1,540              2,688              2,789
Net income (loss) ...............................           303            (1,605)            (2,351)             2,307
Basic and diluted earnings (loss) per share .....       $  0.02           $ (0.10)           $ (0.09)           $  0.10
-----------------------------------------------------------------------------------------------------------------------

                                                       Quarter
                                        (in thousands, except per share data)
---------------------------------------------------------------------------------------------------------------
2003                                                   First          Second           Third           Fourth
---------------------------------------------       ---------       ---------        ---------       ----------
Revenue .....................................       $   6,436       $   7,229        $   8,029       $   5,547
Gross profit ................................           1,998           2,268            4,288           2,973
Income (loss) before extraordinary item .....             106            (815)           1,053             (44)
Extraordinary item ..........................              --           4,347               --              --
Net income (loss) ...........................             106           3,532            1,053             (44)
Basic earnings (loss) per share before
   extraordinary item .......................            0.01           (0.06)            0.08            0.00
Basic earnings per share - Extraordinary
   item .....................................              --            0.32               --              --
Basic earnings per share ....................            0.01            0.26             0.08            0.00
Diluted earnings (loss) per share before
   extraordinary item .......................            0.01           (0.06)            0.07            0.00
Diluted earnings per share - extraordinary
   item .....................................              --            0.32               --              --
Diluted earnings per share ..................       $    0.01       $    0.26        $    0.07       $    0.00
---------------------------------------------------------------------------------------------------------------

      Earnings (loss) per share calculations for each of the quarters are based on the weighted average shares outstanding for each period. The sum of the quarters may not necessarily be equal to the full year earnings per share amounts.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      We are a designer and manufacturer of broadband wireless equipment and systems in the licensed-free wireless products communications industry. These point-to-point (PTP) and point-to-multipoint (PTM) systems are primarily used by wireless operators to connect their base stations to other base stations and to existing wire line networks. We continually invest in the development and introduction of wireless products in the marketplace in an effort to provide customers with the best price/performance ratio for license-free wireless communications. During 2003 and 2002, we made a strategic decision to expand our product suite to include high bandwidth PTP backhaul products that would complement our 802.11b PTM product offerings. Therefore rather than design such a product on our own, we purchased inventory of RAN and Link CX, Link EX, and Link 4X products and license rights to manufacture and sell these products. These products continue to give us expanded sales growth within this large product segment. Our PTP products primarily enable service providers, businesses, and other enterprises to expand or establish private networks by bridging data traffic among multiple facilities. In addition, we have developed enhanced PTM systems that enable service providers, businesses, and other enterprises to connect multiple facilities within a geographic area to a central hub. We also believe that our diverse and expanding customer base as well as our market and industry experience makes us a strong competitor in the wireless communications market. In addition, we are an experienced designer of turnkey long distance wireless systems for applications such as wireless Internet, wireless video, wireless local area networks (LANs), wireless wide area networks
(WANs), and wireless virtual private networks (VPNs).

      On April 1, 2003, Telaxis Communications Corporation ("Telaxis") closed a strategic combination transaction with Young Design, Inc., a privately-held Virginia corporation ("Young Design"). In that transaction, Telaxis formed a subsidiary that merged with and into Young Design and each outstanding share of Young Design common stock was converted into the right to receive 2.5 shares of Telaxis common stock. Telaxis was the continuing corporation, Telaxis stockholders continued to hold Telaxis common stock following the transaction, and Young Design became a wholly owned subsidiary of Telaxis. On July 9, 2003, Telaxis reincorporated into Delaware, changed its name to YDI Wireless, Inc. ("YDI" or the "Company") and implemented a net 1 for 4 reverse stock split.

      Effective May 13, 2004, we acquired KarlNet, Inc., a wireless software development company. Effective June 22, 2004, we acquired Terabeam Corporation, a wireless telecommunications company. Effective June 25,

2004, we acquired Ricochet Networks, Inc., a wireless service provider. The financial results of these companies from and after the dates of acquisition are included in the financial results reported herein.

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

   Revenue Recognition

      For our equipment business, we recognize revenue when a formal purchase commitment has been received, shipment has been made to the customer, collection is probable and, if contractually required, a customer's acceptance has been received. For our services business, we recognize revenue when the customer pays for and then has access to our network for the current fiscal period. Any funds the customer pays for future fiscal periods are treated as deferred revenue and recognized in the future fiscal periods for which the customer has access to our network.

   Purchase Price Accounting

      We have grown considerably through combining with other businesses. We acquired Telaxis in 2003 and KarlNet, Terabeam and Ricochet Networks in 2004. These transactions were accounted for using the purchase method. Under the purchase method, the acquiring company includes the fair value of the assets of the acquired entity on its balance sheet. The determination of fair value necessarily involves many assumptions. The operations of the acquired entity are included in our operations following the date of acquisition.

   Capitalized Software

      We have capitalized software costs of approximately $1.6 million, net of amortization, related to software products available for sale. We are amortizing those costs over the expected lives of the products. The annual amortization will be the straight-line method over the remaining estimated economic life of the product including the period being reported on. In addition, we capitalize software costs for projects from the time the project is determined to be technologically feasible until the project is salable. When the project becomes salable, we will cease capitalizing costs and begin amortizing costs previously capitalized over the expected salable life of the project. Approximately $680,000 of software related costs are not being amortized since the software has not been placed in service as of the December 31, 2004. Approximately $600,000 was capitalized in software costs during 2004. Prior to the KarlNet acquisition on May 13, 2004, we had no internally developed software capitalized costs.

   Inventory Valuation

      Inventory is stated at the lower of cost or market, cost being determined on a first-in, first-out basis. Provisions are made to reduce excess or obsolete inventory to its estimated net realizable value. The process for evaluating the value of excess and obsolete inventory often requires us to make subjective judgments and estimates concerning future sales levels, quantities, and prices at which such inventory will be able to be sold in the normal course of business, particularly where we have made last-time-buys of components. Accelerating the disposal process or incorrect estimates of future sales may necessitate future adjustments to these provisions.

   Accounts Receivable Valuation

      We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required.

   Goodwill

      Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As of December 31, 2004, no impairment losses have been recognized on any of our acquired goodwill.

   Intangible Assets

      Intangible assets are accounted for in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets". Intangible assets with finite lives are amortized over the estimated useful lives using the straight-line method. Intangible assets with finite lives are reviewed for impairment. An impairment loss on such assets is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. Intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually, or more frequently if there are indications that the asset is impaired. The impairment test for these assets consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of an intangible asset with an indefinite useful life exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. For either type of intangible asset, after an impairment loss is recognized, the adjusted carrying amount of the intangible asset becomes its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited.

      Our intangible assets include purchased technology and various assets acquired in business combination transactions. Assets acquired in business combination transactions include existing hardware technologies, trade names, existing software technologies, customer relationships and patents. Some of these assets have finite useful lives and some have indefinite useful lives. As of December 31, 2004, no impairment losses have been recognized on any of the intangible assets we owned.

Result of Operations

Years Ended December 31, 2004 and 2003

      The following table provides statement of operations data as a percentage of sales for the periods presented.

                                                                            Years Ended
                                                                            December 31
                                                                        --------------------
                                                                          2004        2003
                                                                        -------      -------
            Sales ...............................................           100%         100%
            Cost of sales .......................................            59           58
                                                                        -------      -------

            Gross profit ........................................            41           42
            Operating expenses
                Selling .........................................            11            8
                Research and development ........................            13            6
                General and administrative ......................            44           26
                                                                        -------      -------

                   Total operating expenses .....................            68           40
                                                                        -------      -------

            Operating income (loss) .............................           (27)           2
            Other income ........................................            21           --
            Income taxes ........................................            --           (1)

            Extraordinary gain and change in accounting                      --           16
                                                                        -------      -------

            Net income (loss) ...................................            (6)%         17%
                                                                        =======      =======

   Sales

      Sales for the year ended December 31, 2004 were $22.9 million as compared to $27.2 million for the same period in 2003 for a decrease of $4.3 million or 16%. There were two significant factors contributing to our net decline in sales. First was the receipt of significant orders in 2003 from two large customers. One was Verizon for their "Hot Spot" trial build-out, and the other was Enterasys for whom we did some production on a trial basis. Those orders were not replicated in 2004 resulting in a sales decrease of nearly $3.8 million. Second, a general softness in the demand for 802.11b equipment within the industry resulted in an additional sales decrease of about $3.0 million. However, these sales declines were offset by sales from the three companies we acquired in the second quarter of 2004. Sales by these acquired companies were nearly $2.5 million from the date of acquisition through year-end. We also increased the amount of our international sales during 2004. For the years ending December 31, 2004 and 2003, international sales, excluding Canada, were approximately 18% and 16%, respectively, of total sales. We enhanced our international sales presence in the second half of 2004 by hiring two experienced international sales professionals as well as having several of our products certified by in-country regulatory authorities. Presently we are focusing our efforts in Latin America, the Middle East and Africa. We intend to expand our international presence in the near future into Asia Pacific and other geographic regions where we believe there is a market for our products.

      The challenges for 2005 continue to be our efforts to expand our current customer base by obtaining larger customers, to replace any lost customers, and to expand our sales channels to include distributors, value added resellers, and federal and other government-related customers. We want to realign and enhance our sales and marketing departments to expand our efforts to sell larger system-based communication solutions into first and second tier carriers while continuing to stay close to our core WISP customers. We have hired an experienced Vice President of Marketing from a large telecommunications company to help promote our products and brands in our current markets as well as in other markets into which we would like to expand. We expect our sales will continue to benefit from our acquisitions of KarlNet, Terabeam, and Ricochet.

   Cost of goods sold and gross profit

      Cost of goods sold and gross profit for the year ended December 31, 2004 were $13.4 million and $9.5 million, respectively. For the same period in 2003, costs of goods sold and gross profit were $15.7 million and

$11.5 million, respectively. Gross profit, as a percentage of sales, for the years ended December 31, 2004 and 2003 was 41% and 42%, respectively.

      There were a few major reasons for the change in cost of goods sold and gross profit from 2004 compared to 2003. During 2004, we did not replace the revenue we received in 2003 from two large customers, Verizon and Enterasys. The lack of the revenue from Verizon negatively impacted our gross profit by approximately 2.6% as a percent of total sales. The lack of revenue from Enterasys positively impacted our gross profit comparison by approximately 1.0%.

      We also realized a partial year positive impact in our gross profit compared to 2003 due to our acquisition of KarlNet and Terabeam. This resulted in an increase in our gross profit as a percent of sales for the year of approximately 0.5% which was offset by a decrease in gross profit for the year of approximately 0.1% due to the Ricochet acquisition.

      Our introduction of new products did help our overall gross profit but only by about 0.2% because these new products were introduced late in the year. However, in 2005, we will realize a full year of benefit from these late 2004 product introductions. We also expect to introduce new and improved products in 2005.

      However, even as we introduce new products to our customers in 2005, we believe that our profit margins will be challenged because of the significant downward pressure brought about by increased competition from the many new competitors entering the wireless marketplace. Some competitors may use more favorable pricing structures than us to try and gain immediate market share. We have seen more examples of this behavior now than in past years and expect it to only intensify over time. Maintaining our profit margins continues to be one of our major goals. One of the best ways to maintain profit margins is to continually seek and implement cost savings ideas or new designs that will reduce the cost of our products. In addition, we are continually looking for more cost effective contract manufacturers. When properly utilized, contract manufacturers can bring significant production efficiencies by reducing labor costs as well as material costs because of the large volumes of raw material purchases larger contract manufacturers can negotiate. We have begun utilizing off-shore manufacturers for certain mechanical parts of our products. We are also investigating the use of lower cost offshore contract manufacturers for possible turnkey manufacturing of our products, but are balancing that with the additional risks of using offshore manufacturers. Despite our efforts, we may be unable to maintain our margins in this highly competitive market.

   Sales and Marketing Expenses

      Selling and marketing expenses consist primarily of employee salaries and associated costs for selling, marketing, and customer support. Selling and marketing expenses increased to $2.6 million for the year ended December 31, 2004 from $2.2 million for the year ended December 31, 2003, which is a $0.4 million or 16% increase. The relatively large increase in overall sales and marketing expenses is a combination of several factors, some which are offsetting, including: (1) while overall sales personnel headcount decreased, the hiring of experienced new sales personnel, with resulting higher salaries, resulted in an increase in related costs of approximately $0.3 million, and (2) the hiring of a new Vice President of Marketing, increase in advertising, increased membership in professional associations, attendance at more trade shows, and increase in brand and product awareness marketing costs in the aggregate increased costs approximately $0.1 million.

      In 2005, we plan to hire a senior sales executive to lead our sales efforts as well as several more seasoned sales and marketing personnel with both domestic and international experience in the wireless market. Additionally, we are also looking to expand our distributor channel, establish a new value added reseller channel and first and second tier carrier channel, and increase our sales to federal and other government-related customers.

   Research and Development Expenses

      Research and development expenses consist primarily of personnel salaries and fringe benefits and related costs associated with our product development efforts. These include costs for development of products and components, test equipment and related facilities. Research and development expenses increased to $2.9 million for the year ended December 31, 2004 from $1.7 million for the year ended December 31, 2003, a $1.2 million increase or 73% year over year. $0.9 million of the increase in research and development expenses from 2003 to 2004 was attributable to the net addition of 23 research and development personnel as a result of our three acquisitions, while the remaining $0.3 million increase was due to the purchase of additional prototype materials and other related support costs. We believe that the increase in research and development personnel increased our product development capability, particularly on the software side.

   General and Administrative Expenses

      General and administrative expenses consist primarily of employee salaries, benefits and associated costs for information systems, finance, legal, and administration of a public company. General and administrative expenses increased to $10.0 million for the year ended December 31, 2004 from $7.1 million for the year ended December 31, 2003, a $2.9 million increase or 41%. The increase is primarily due to the following factors: (1) salaries and fringe benefit expenses increased by approximately $1.2 million, (2) professional, legal, and accounting fees increased by approximately $0.9 million, (3) depreciation and amortization expense increased by approximately $0.9 million,
(4) additional rents, maintenance and utilities on new facilities was approximately $0.4 million, and (5) insurance and bad debt expense decreased by approximately $0.3 million and $0.2 million, respectively. As with all expenses, we are monitoring our general administrative expenses with the goal of reducing them in 2005.

   Income Taxes

      Benefit for income taxes for the year ended December 31, 2004 in the amount of $2,000 relates to net refunds of state income taxes. As of December 31, 2004, we cannot accurately predict when sufficient taxable income will be generated to justify recognition of deferred tax assets without a valuation allowance. Provision for income taxes for the year ended December 31, 2003 in the amount of $0.3 million relates to (1) an increase in the valuation allowance associated with the deferred tax assets of $0.4 million offset by (2) the tax benefit from carrying back existing net operating losses to recover taxes previously paid.

Years Ended December 31, 2003 and 2002

      The following table provides statement of operations data as a percentage of sales for the periods presented.

                                                                            Years Ended
                                                                            December 31
                                                                     -----------------------
                                                                       2003            2002
                                                                     -------         -------
            Sales ............................................           100%            100%
            Cost of sales ....................................            58              61
                                                                     -------         -------

            Gross profit .....................................            42              39
            Operating expenses
                Selling ......................................             8              12
                Research and development .....................             6               2
                General and administrative ...................            26              18
                                                                     -------         -------

                   Total operating expenses ..................            40              32
                                                                     -------         -------

            Operating income (loss) ..........................             2               7
            Other income .....................................            --               1
            Income taxes .....................................            (1)             (4)

            Extraordinary gain and change in accounting                   16               4
                                                                     -------         -------

            Net income (loss) ................................            17%              8%
                                                                     =======         =======

   Sales

      Sales for the year ended December 31, 2003 were $27.2 million as compared to $20.3 million for the same period in 2002 for an increase of $6.9 million or 34%. The increase in sales is primarily due to the addition of two new large customers, the introduction of new products, and the modification of our list prices both upwards and downwards as market competition dictates. First, sales to Enterasys resulted in about $2.5 million or 9.2% of revenue and sales to Verizon resulted in about $2.2 million or 8.1% of revenue. Second, revenue for new products amounted to just under $2.0 million or 7.4% of revenue. Finally, after the modification of our list prices, as mentioned above, we realized an overall increase in our revenue during 2003.

      For the years ending December 31, 2003 and 2002, international sales, excluding Canada, were approximately 16% and 10%, respectively, of total sales.

      Young Design's business combination with Telaxis had no impact on our revenue in 2003 because Telaxis had virtually no revenue from its products in 2003 or 2002 due to lack of customer demand.

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

   General and Administrative Expenses

      General and administrative expenses consist primarily of employee salaries, benefits and associated costs for information systems, finance, legal, and administration of a public company. General and administrative expenses increased to $7.1 million for the year ended December 31, 2003 from $3.6 million for the year ended December 31, 2002 or 97%. The increase of approximately $3.5 million is made up of several significant expenses mostly attributable to Young Design's business combination with Telaxis on April 1, 2003. In order of magnitude are the following expense elements and their individual impact: (1) salaries and fringe benefit expenses increased approximately $0.9 million, (2) Directors and Officers insurance as well as property and casualty insurance increased approximately $0.7 million, (3) additional rents, maintenance and utilities on new facilities was approximately $0.7 million, (4) professional, legal, and accounting fees increased approximately $0.6 million, and

(5) bad debt increased approximately $0.3 million, but on significantly higher revenue. For 2003, bad debt expense was 2.4% of revenue as compared to 1.8% for 2002.

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

Liquidity and Capital Resources

      At December 31, 2004, we had cash, cash equivalents, and investments available-for sale of $40.7 million. This excludes restricted cash of $5.1 million. For the year ended December 31, 2004, cash used by operations was $5.6 million. We currently are meeting all of our working capital needs through cash on hand as well as internally generated cash from operations and other activities. We do this through active cash management such as matching our Days Payable Outstanding (DPO) with our Days Sales Outstanding (DSO). Currently, both DPO and DSO are between 44 and 47 days. In addition, approximately 25 - 30% of our sales are paid prior to shipment by credit card, wire transfer, or letter of credit, which increases cash flow and decreases credit risk and bad debt expense. We see no immediate requirement over the next twelve months for external financing to fund our day-to-day normal operations, which includes sales and marketing, research and development, and general and administrative expenses of our core business.

      For the year ended December 31, 2004, cash provided by investing activities was approximately $40.0 million. The increase in cash relates primarily to the $10.3 million of cash and $34.6 million from sales of securities acquired in connection with the three companies we acquired in the first half of 2004. This was offset by cash used for acquisitions of $4.8 million.

      Cash used in financing activities was $7.6 million for the year ended December 31, 2004. The primary uses of the funds were approximately $7.7 million for repurchases of outstanding stock.

      Our long-term financing requirements depend upon our growth strategy, which relates primarily to our desire to increase revenue both domestically as well as internationally. One of the biggest obstacles to success is bringing new products to the market in a timely fashion. New products or product lines may be designed and developed internally, but it may be more cost effective to acquire product offerings from competitors to reduce time to market. Our current funding levels may have to be supplemented through new bank debt financing, public or private debt or equity offerings, or other means, depending upon our desired rate of future growth.

      We have the following contractual obligations and commercial commitments as of December 31, 2004:

                                                                    Payments due by period (numbers in thousands)
                                                        ----------------------------------------------------------------------
                                                                        Less than        1 - 3         4 - 5         After 5
                                                           Total          1 year         years         years          years
                                                        ----------     ----------     ----------     ----------     ----------
Operating leases - buildings - in use .............     $    4,196     $    1,355     $    2,225     $      303     $      313
Operating leases - buildings - not in use .........          3,610          2,670            746            194             --
Notes payable .....................................          4,268          3,011            846            411             --
Operating leases - equipment ......................            131            131             --             --             --
Employment Contracts ..............................            537            537             --             --             --
                                                        ----------     ----------     ----------     ----------     ----------
Total contractual cash obligations ................     $   12,742     $    7,704     $    3,817     $      908     $      313
                                                        ==========     ==========     ==========     ==========     ==========

      The above table includes the $1.3 million of principal and interest payments for the Merry Fields' mortgage and the lease payments from YDI to Merry Fields. The lease payments are the source of cash for Merry Fields to repay the mortgage. The mortgage is the responsibility of Merry Fields; however, we guarantee full payment of this mortgage.

   Impact of Recently Issued Accounting Standards

      In December 2004, the FASB issued SFAS 123R, a revision of SFAS 123, "Accounting for Stock-based Compensation." SFAS 123R requires public companies to recognize expense associated with share-based compensation arrangements, including employee stock options, using a fair value-based option pricing model, and eliminates the alternative to use Opinion 25's intrinsic value method of accounting for share-based payments. In accordance with the new pronouncement, we plan to begin recognizing the expense associated with our share-based payments, as determined using a fair value-based method, in our statement of operations beginning on July 1, 2005. Adoption of the expense provisions of the statement may have a material impact on our results of operations. The standard allows three alternative transition methods for public companies: modified prospective application without restatement of prior interim periods in the year of adoption; modified retrospective application with restatement of prior interim periods in the year of adoption; and modified retrospective application with restatement of prior financial statements to include the same amounts that were previously included in pro forma disclosures. We have not determined which transition method we will adopt.

      During November 2004, the FASB issued SFAS No. 151 "Inventory Costs." This statement clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and wasted material (spoilage). The statement requires that these costs be accounted for as current period charges. The adoption of this pronouncement had no material impact on our results of operations, financial position or cash flows in the reported periods.

Disclosures About Market Risk

      The following discusses our exposure to market risks related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are exposed to risks and uncertainties, many of which are out of our control. Actual results could vary materially as a result of a number of factors, including those discussed in this
Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Safe Harbor for Forward-Looking Statements.

      As of December 31, 2004, we had bank balances of cash and cash equivalents of $35.4 million and restricted cash of $5.1 million. All these funds are on deposit in short-term accounts with several national banking organizations. Therefore, we do not expect that an increase in interest rates would materially reduce the value of these funds. The primary risk to loss of principal is the fact that these balances are only insured by the Federal Deposit Insurance Corporation up to $100,000 per bank. At December 31, 2004, the uninsured portion totaled approximately $41.4 million.

      In addition, we presently hold approximately $5.4 million in corporate and U.S. Federal agency bonds. These bonds have a maturity dates no later than February 2006. These bonds are interest rate sensitive and therefore as rates rise, the value of these bonds will decrease. We do not believe that a significant increase in interest rates would have a material effect on our financial condition or results of operations, particularly given the relatively short-term nature of these holdings.

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

   o The WLAN equipment industry in which we principally operate is intensely competitive which could negatively impact our financial results. The telecommunications equipment industry in which we operate is intensely competitive. Most of our products are in a portion of the telecommunications equipment industry generally referred to as wireless local area networks (WLAN). Competition is intense in this industry for a number of reasons. For example, there are relatively few barriers to entry in this market. Also, this industry has attracted substantial media and other attention in recent months in part due to the ability of this equipment to provide broadband Internet connectivity simply, quickly, and efficiently. These same reasons, among others, have caused a number of companies to develop products that compete (or could be viewed as competing) with ours. This large number of companies offering products that may be perceived to be similar or even interchangeable with our products can have the effect of reducing the prices at which we are able to sell our products. In turn, this can reduce our gross margins and negatively impact our general financial results.

   o We face substantial competition from a number of larger companies with substantially greater resources and longer operating histories, and we may not be able to compete effectively. Many of our competitors or perceived competitors offer a variety of competitive products and services and some may offer broader telecommunications product lines. These companies include Proxim, Alvarion, Cisco, Alcatel, Stratex Networks, Ceragon, Nokia, Business Networks AB, AirSpan Networks, D-Link, Enterasys Networks, Intel Corporation, Intersil Corporation, Symbol Technologies, 3Com Corporation, Wi-Lan, Inc., Hyperlink, and Harris Corporation. Additionally, our millimeter wave radio products must compete with the existing and new fiber optic infrastructure and suppliers in the United States and elsewhere. Many of these companies have greater customer recognition, installed bases, financial resources, and sales, production, marketing, manufacturing, engineering, and other capabilities than we do.

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

   o We may experience difficulty in distinguishing our products from other WLAN products which may reduce our sales and gross margins. We believe that some products in the WLAN business in which we primarily operate have become commodities in which there is intense price competition, and we believe that trend will continue and intensify. We need to carefully and clearly distinguish our products from competing products and technologies that may be able to provide wireless broadband access or connectivity. Points of distinction include operating range of our products, scalability of networks using our products, remote management and monitoring capabilities, durability and robustness of our products, data rate transmission capabilities of our products, ease and speed of installation of our products, markets served by our products, cost of our products, other features of our products, security and interference issues, and value proposition of our products for our customers. Failure to distinguish our products for our customers, investors, and others could hinder market acceptance of our products, delay our obtaining customers for our products, force reductions in contemplated sales prices of our products, and reduce our overall sales and gross margins. This ability to distinguish is becoming more important as we try to introduce more feature-rich products at higher prices.

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

   o New broadband connectivity technologies may be developed that have advantages over our products and make our products less attractive to customers. New products or new technologies may be developed that supplant or provide lower-cost or better performing alternatives to our products. For example, the majority of products we sell are based on the IEEE 802.11b standard. We believe products are being developed based on the IEEE 802.11a/b/g and 802.16 (also known as WiMax) standards which may have advantages over products based on the IEEE 802.11b products, such as greater data transmission capabilities and longer range.

   o The actual or potential availability of new broadband connectivity technologies could cause our customers to delay buying decisions. We operate in a business where there is rapid technological change, and new products and technologies are continually introduced to the market in actual or conceptual form. These new products or technologies may have or appear or be described to have advantages over our products or other products then currently available. Even though actual products may not be available until some (perhaps indefinite) time after initial introduction of the conceptual product or technology, the possibility of obtaining these new products could cause potential customers to delay their decision to buy products such as ours. This delay could adversely impact our business, financial condition, and results of operations.

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

   o Our financial results have fluctuated significantly, and we expect the fluctuations will continue for a variety of reasons, many of which are out of our control. Our quarterly financial results have fluctuated significantly for a number of reasons including our acquisitions of Terabeam Corporation, Ricochet Networks, Inc., and KarlNet, Inc. in the second quarter of 2004; the combination of Telaxis and Young Design in April 2003; our limited long-term commitments from customers; the receipt of significant customer orders; timing of obtaining customers for any new products we may introduce; the mix of our product sales; our manufacturing capacity constraints and our ability to fulfill orders; our inability to obtain components in the quantities we need; new product introductions by us or by our competitors; seasonal factors that may affect capital spending by customers; and general economic conditions. We expect that many of these and other factors will continue to affect our business and will cause our financial results to fluctuate in the future.

   o Our past acquisition activity and contemplated future acquisition activity contributes to the difficulty in predicting our future financial performance. The combination of Telaxis and Young Design in April 2003 resulted in changes in our financial performance. The historically unprofitable financial results of Telaxis caused the operating results of the combined company to be unprofitable in the second quarter of 2003. Although the combined company did briefly return to profitability, the acquisitions of the unprofitable Terabeam Corporation, KarlNet, Inc., and Ricochet Networks, Inc. in the second quarter of 2004 have caused the company to be unprofitable (on an operating basis) in its most recent fiscal quarters. However, the company's balance sheet has become significantly stronger given the addition of the assets from the acquired companies. We have stated our intention to make selected acquisitions from time to time and, therefore, expect that our future acquisition activity will contribute to fluctuations in our financial results and to difficulties in predicting our financial performance.

   o We may not achieve the contemplated benefits of our three 2004 acquisitions which could materially and adversely affect our business. In the second quarter of 2004, we acquired Terabeam Corporation, Ricochet Networks, Inc., and KarlNet, Inc. We may not be able to achieve the expected synergies and other benefits of those acquisitions at all or to the extent expected. We may not be able to integrate those companies in a cost-effective, timely manner without material liabilities or loss of desired employees, suppliers, or customers. Our management may be distracted from our core business due to those acquisitions. The expected cost savings from the transactions may not be fully realized or may take longer to realize than expected. Our investors, competitors, customers, suppliers, employees, and others may react negatively to the acquisitions. We may have little experience operating in some of the business areas in which those acquired companies typically operated so may not fully benefit from the acquisitions. Those acquisitions may expose us to lawsuits or other liabilities, known or unknown. Addition of these companies may increase the difficulty for us, financial analysts, and others to predict the combined company's future business and financial performance. These factors could materially and adversely affect our business, perception in our market, and financial results. Should these factors materially and adversely affect our business, it could result in a material impairment charge to write-down goodwill.

   o The fact that we receive few long-term purchase commitments from customers contributes to the difficulty in predicting our future financial performance. Due to the nature of our products and customers, we generally have a very short time between receiving an order and shipping the order. Very few of our customers provide us with long-term purchase commitments. As a result, we generally have a relatively low backlog and have limited visibility of sales going forward. This lack of visibility contributes to the difficulty in predicting our future financial performance by us, financial analysts, and investors.

   o Receipt of significant customer orders have caused our financial results to fluctuate and contribute to the difficulty in predicting our future financial performance. At times, we have received significant orders from customers that have caused our financial results to fluctuate. For example, we received large orders from a single customer in 2003 that contributed positively to the financial results of several quarters in 2003. The non-recurrence of those orders in 2004 has made our financial results look worse in comparison. We expect that at times we may get similar significant orders in the future which could cause significant fluctuations in sales, gross margins, and operating results. These fluctuations contribute to the difficulty in predicting our future financial performance by us, financial analysts, and investors.

   o Difficulties in obtaining the components we need to manufacture our products have caused our financial results to fluctuate and contribute to the difficulty in predicting our future financial performance. In the third and fourth quarters of 2003 and to a lesser extent in the first quarter of 2004, we were unable to obtain sufficient components to manufacture certain of our products. We believe this shortage had a negative impact on our revenue and financial results for those quarters. Given the number of components in our products, the age of some of our products, and the limited number of suppliers of some of these components, we may experience similar component shortages from time to time in the future. These shortages could contribute to fluctuations in our financial results and to the difficulty in predicting our future financial performance.

   o We cannot predict when or whether we will be able to achieve operating profitability, which could adversely affect our ability to continue as a going concern and our stock price. We were not profitable on an operating basis in any fiscal quarter of 2004. We have made no predictions concerning our future profitability or lack of profitability, particularly given our acquisition in 2004 of three unprofitable companies. Our failure to achieve and maintain profitability may affect our ability to continue as a going concern and cause the market price of our stock to decline or prevent it from rising.

   o We may be unsuccessful in leveraging our direct sales model into one using more distributors and resellers. Historically, the great majority of our sales were direct sales made by our employees. We are seeking to expand our sales channels through the use of distributors and resellers, particularly for international sales. Use of distributors and resellers makes us dependent, to some extent, on those third parties who will have the relationships with the end customers. We may not be successful in attracting qualified distributors and resellers. The use of distributors or resellers may not increase our sales and may result in channel and price conflict, customer confusion, and customer dissatisfaction, all of which could adversely impact our business and financial results.

   o We may be unsuccessful in our efforts to obtain larger customers, and these efforts could adversely impact our current business. We currently have a diversified customer base with many relatively small customers. We are trying to expand our customer base by obtaining larger customers. Our efforts may not be successful. For example, larger customers may not want to deploy products like ours that operate in unlicensed frequencies. Our efforts could adversely impact our current business due to diversion of efforts and attention, our current customers not being pleased by our customer expansion efforts, and other reasons.

   o Our business depends in part on continued demand for broadband connectivity and access. The future success of our business is dependent in part upon the continued and increasing demand for high-speed, broadband connectivity and access, particularly with regard to the Internet, and for high-speed telecommunications products. The markets for such services may not grow at all or as expected.

   o We depend on our senior employees who are extensively involved in many aspects of our business, and our business would likely be harmed if we lose their services and cannot hire additional qualified personnel. Particularly because we are a relatively small company, our future operating results depend in significant part upon the continued contributions of senior management and key sales and technical personnel, many of who would be difficult to replace. Future operating results also depend upon the ability to attract and retain qualified management, sales, and technical personnel. Competition for these personnel is intense, and we may not be successful in attracting or retaining them. Only a limited number of persons with the requisite skills to serve in these positions may exist, and it may be difficult for us to hire the skilled personnel we need. We have experienced difficulty in attracting, hiring, and retaining experienced sales personnel with the right blend of skills for our company, and we may experience difficulty with other types of personnel in the future.

   o We have no key-man life insurance on any of our executive officers or other employees. Loss of the services of any of our key executive officers or other key employees could have a material adverse effect on our business, financial condition, and results of operations. The lack of key man insurance means that we would receive no insurance proceeds to buffer any such adverse effects.

   o We do not currently have a succession plan in place. We currently do not have a succession plan in place if our chief executive officer or other senior personnel were to become unable to perform their responsibilities due to illness, injury, termination of service, or other reasons. Loss of the services of our chief executive officer or other senior personnel could have a material adverse effect on our business, financial condition, and results of operations. Lack of a succession plan could exacerbate our difficulties in overcoming the issues created by the loss of services of our chief executive officer or other senior personnel due to uncertainty and responsibility transition issues.

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

   o Because many of our components or products are provided by limited or single-source suppliers, we may not be able to obtain sufficient quantities to meet our business needs. Many of the components, subassemblies, and services necessary for the manufacture of our systems are obtained from a sole supplier or a limited group of suppliers. We generally do not have any committed long-term supply agreements with these vendors. We have from time to time experienced an inability to obtain an adequate supply of required components and subassemblies. For example, in the third and fourth quarters of 2003 and to a lesser extent in the first quarter of 2004, we were unable to obtain sufficient components to manufacture certain of our products. Our inability to obtain these components in the quantities and at the times we desire could halt production, reduce our ability to meet customer demands, and reduce our sales.

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

   o Because many of our components or products are provided by limited or single-source suppliers, we may have to purchase extra inventory that ultimately may not be used. Many of the components, subassemblies, and services necessary for the manufacture of our systems are obtained from a sole supplier or a limited group of suppliers. A supplier may decide to end the manufacture of a product and provide us with an opportunity to make a last-time buy of the product. In that situation, we have to estimate our future needs for that product. If we underestimate, we would have an insufficient supply to manufacture our products. If we overestimate, we may end up purchasing inventory that is not used or becomes obsolete and that ultimately we have to write off. That loss could adversely affect our financial results.

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

   o Difficulties in reducing our operating expenses could harm our results of operations. A material portion of our operating expenses is fixed. For example, approximately $3.0 million of our $4.4 million in operating expenses in the fourth quarter of 2004 (approximately 68%) were fixed expenses. If we experience a material reduction or delay in sales, we may find it difficult to reduce our operating expenses on a timely basis. Difficulties of this nature would adversely affect our financial condition and harm our operating results.

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

   o Because of international sales and operations, we may be exposed to currency risk that could adversely affect our financial condition and results of operations. Some of our sales to date have been made to customers located outside the United States, and we expect that some of our future sales will continue to be to customers outside the United States. We are currently trying to increase our sales to customers outside the United States. Historically, our international sales have been denominated in United States dollars. For international sales that are denominated in United States dollars, a decrease in the relative value of foreign currencies could make our products less price-competitive and could have an adverse effect on our financial condition and results of operations. For any international sales denominated in foreign currencies, a decrease in the value of the foreign currencies relative to the United States dollars could result in decreased margins from those transactions.

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

   o Governmental regulation affecting markets in which we compete or products we make or services we offer could adversely affect our business and results of operations. Radio communications and services are extensively regulated by the United States and foreign governments as well as by international treaties. To operate in a jurisdiction, we must obtain regulatory approval for our products and comply with differing and evolving standards and regulations. The delays inherent in this approval process may cause the cancellation, postponement, or rescheduling of the installation of communications systems by us and our customers. The failure to comply with regulations in a jurisdiction could result in the suspension or cessation of our ability to operate in that jurisdiction. New regulations or changes in the interpretation of existing regulations could require us to modify our products or services and incur substantial costs to bring our products or services into compliance.

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

   o Changes in governmental regulation could adversely affect our competitive position. Governmental laws and regulations applicable to our products and services evolve and change frequently. These changes could hurt our competitive position. For example, a point we often use in marketing our equipment products is that our products have been approved by the United States Federal Communications Commission, which sometimes can be a long, expensive process. The Federal Communications Commission proposed regulations that would relax this approval process and potentially allow more products to operate as approved products. If enacted, these regulations could make it easier for competitive products to qualify as products approved by the Federal Communications Commission. This could adversely affect our competitive position. Similarly, changes in the laws and regulations applicable to our service business could adversely affect our competitive position in that business.

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

   o At time we rely on a limited number of customers for a material portion of our sales, which exposes us to risks relating to the loss of sales and credit risk. For the year ended December 31, 2004, no one customer accounted for more than 10% of our sales. However, we did have a number of substantial customers. We are currently attempting to increase its number of substantial customers which could increase our customer concentration risks. Our ability to maintain or increase our sales in the future will depend in part upon our ability to obtain additional orders from these customers. Our customer concentration also results in concentration of credit risk. An acquisition of one of our significant customers could cause any current orders to be delayed or canceled and no new orders being placed with us and could further concentrate our customer base. Adverse developments such as these with our significant customers could adversely impact our sales and financial results.

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

   o Our failure or inability to protect our intellectual property could adversely affect our business and operations, particularly in our equipment business which has otherwise relatively low barriers to entry. Our ability to compete depends in part on our ability to protect our intellectual property. The steps we have taken to protect our technology may be inadequate to prevent misappropriation of our technology and processes. Existing trade secret, trademark, and copyright laws offer only limited protection. Our patents could be invalidated or circumvented. Inability or failure to protect our intellectual property could remove a barrier to a competitor entering our WLAN business, which in general has lower barriers to entry than other businesses.

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

   o Much of our material intellectual property is not protected by patents, which may reduce the extent to which we can protect our intellectual property. We rely primarily on trade secret laws, confidentiality procedures, patents, copyrights, trademarks, and licensing arrangements to protect our intellectual property. While we do have a number of patents, the patents alone do not provide significant protection for much of our intellectual property used in our current equipment products. A significant portion of our proprietary technology is know-how, and employees with know-how may depart before transferring their know-how to other employees. The fact that much of our intellectual property is not covered by patents could reduce the extent to which we can protect our rights in that intellectual property.

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

   o We have limited experience operating our Ricochet(R) network and may be unable to operate it effectively, which could adversely impact our business. Our business historically has focused on selling wireless communications equipment. Our purchase of Ricochet Networks in June 2004 was our first major entry into providing wireless communication services - actual Internet connectivity instead of just providing the equipment to enable the connectivity. The services market is a very different market from the equipment market with different customer bases, methods of doing business, and other issues. We may not be successful at addressing the different issues and challenges relating to our services business. The services business may divert management's attention and financial and other resources from our equipment business. These issues could adversely impact our overall business and financial results.

   o Our entry into the wireless communications services business through Ricochet(R) could adversely impact our equipment business because those customers may perceive us as now competing with them. In our equipment business, we generally sell our products to companies that provide wireless communications connectivity and services. Those companies may be displeased with our purchase of Ricochet, as they may believe this purchase now makes us an actual or potential competitor to them. Therefore, these companies may be reluctant to, and may not, purchase further wireless communications equipment from us or may reduce their purchases. These reductions in purchases could adversely impact our overall business and financial results.

   o We expect to continue to generate losses as we continue to operate and possibly expand our Ricochet(R) network and service. Our Ricochet business has a history of losses, and we expect to incur significant additional operating losses in the future. We cannot predict when or if we will be able to achieve or sustain profitability for our Ricochet business. Previous owners of Ricochet similarly experienced difficulty in achieving or sustaining profitability of the business. If we are unable to achieve or sustain profitability or positive cash flow from Ricochet's operating activities, we may be unable to conduct that business effectively or competitively.

   o We may be unable to grow the user base and geographically expand the Ricochet(R) network due in part to the turbulent history of Ricochet. We are the fourth owner and operator of the Ricochet network in less than five years. The initial operator of the network commenced voluntary bankruptcy proceedings and, we believe, did not perform some of its agreements relating to the network, including agreements to expand the network. These ownership changes, bankruptcy, and related uncertainty and non-performance of agreements have damaged Ricochet's reputation and relationships that could be vital to the successful operation and possible expansion of the network. This history may cause users to be reluctant to subscribe to the Ricochet service and may cause third parties to be reluctant to contract with us relating to the operation and possible expansion of the network. These issues in general could adversely impact our efforts to maintain and grow our user base and geographically expand the Ricochet network and our business in general.

   o The data access market in which Ricochet operates is highly competitive, which could adversely impact our ability to attract and retain users of our Ricochet(R) service. Competition in the market for data access and communications services is intense. A number of privately and publicly held communications and data access companies have developed or are developing new wireless and wired communications and data access services and products using technologies that may compete with ours. Some wireless data service companies have operated for many years and are already broadly deployed in major markets and well-recognized. Many of these companies have significantly greater resources, more established brand names, and larger customer bases than we do. In addition, several companies in various other industries, such as the satellite communications industry, may enter the market for mobile data access in the future. Further, we may face competition from Internet service providers that could offer Internet, online or data access services at prices lower than those offered by us. This competition could limit our ability to increase our user base, cause us to lose market share, and force us to reduce prices or incur additional selling, marketing and product development expenses, any of which could harm our business and our results of operations.

   o Different data access technologies may have advantages over our Ricochet(R) service, which could adversely impact our ability to attract and retain users of our service. The market for data access and communications services is characterized by rapidly changing technology, new product introductions, and evolving industry standards. A number of data access technologies, such as digital subscriber lines and cable modems, generally are able to provide faster data rates than our network. This may negatively affect user perceptions as to the attractiveness of our wireless service and result in pressure to reduce our prices. Increased data rates also may result in the widespread development and acceptance of applications that require a higher data transfer rate than our service provides. Our success will depend to a substantial degree on our ability to differentiate our service from competitive offerings and promote and sell the advantages of our service. Our inability to do this could cause us to be unable to increase our users and to lose users to competing service providers.

   o The success of our Ricochet business ultimately will depend on our ability to attract and retain sufficient users to our Ricochet(R) service. There may only be a limited market today for our Ricochet service, and we bear the risk that we will not sell enough subscriptions to our service or generate sufficient revenue for us to recoup the substantial expenditures we have made and will continue to make to operate and possibly expand our network. In addition, competition to provide wireless data access services of the type Ricochet offers could result in a high turnover rate among our users, which could have an adverse effect on our business and results of operations.

   o User demand for our Ricochet(R) service is unpredictable. We cannot reliably project potential demand for our Ricochet service, including whether there will be sufficient demand at the prices we need for that business to be profitable in either the markets in which we currently operate or in any markets into which we may expand. We cannot reliably predict demand because the market for mobile wireless data access services is in the early stages of development and it is not clear what combination of features is required for a service to gain broad user acceptance. Different possible features include cost, security, speed of connectivity, reliability, ease of use, and quality of service. How we address these issues is likely to affect the demand for our Ricochet service.

   o Our success depends, in part, on our ability to market our Ricochet(R) service. We believe that a substantial marketing effort is necessary to stimulate demand for our Ricochet service. We expect to be marketing and advertising our service to attract users to our service. From time to time, we may undertake special marketing plans or promotions for our service. We may engage channel partners or others to assist us with marketing our service. We cannot predict whether these marketing efforts will be successful and attract the users that we need to sustain our Ricochet business and operations. If we are unable to market our service successfully, or at all, our ability to attract users and generate revenues will be adversely affected and our business will be adversely impacted.

   o The success of our Ricochet(R) service depends, in part, on our ability to provide adequate customer support. We currently provide users of the Ricochet service with customer support. We cannot predict whether users of our service will be satisfied with the customer support provided. If we are unable to provide adequate customer service, our ability to retain users could be adversely affected and our reputation and business could be adversely impacted.

   o We may be unable to attract users and compete with other data access providers if we do not expand our Ricochet(R) network coverage area. We currently are offering our Ricochet service in only two markets. We are actively considering the expansion of the Ricochet service into other markets. Competitive factors may require that we offer our service in additional markets as well as further develop our Ricochet network in the markets where we already are offering service. If we do not expand our network, we may be unable to attract users and compete with other data access providers, which may offer a competing service with a broader coverage area. Consequently, our business and financial results could be adversely impacted.

   o There are numerous contingencies involved in the possible expansion of our Ricochet(R) network, which if not resolved as expected could adversely impact our business. Before we decide to expand our Ricochet network to offer service to users in other targeted markets, we must consider a number of business, regulatory, and implementation issues, risks, and contingencies, many of which are not within our control. These issues include predicted costs of expansion, making an accurate assessment of potential markets, ability to use equipment installed by a previous operator of the Ricochet system, resolving any issues created by previous operators of the Ricochet system in the targeted market, cost and availability of network and circuit backhaul connections, any specific regulatory requirements relating to expansion into a given market, and delays or refusals by local governments or other third parties to enter into the agreements we need to deploy our network. We may not be able to address these issues and risks in a timely basis or at the cost that we have assumed or at all. Unfavorable or untimely resolution of these issues could adversely impact our business and financial results.

   o We may not effectively manage our expansion of the Ricochet(R) service into new markets, which could adversely impact our reputation and business. If we decide to expand our network, we must manage the design, deployment, installation, maintenance, operation, and support of a bigger mobile wireless data access network. If we are unable to manage this future growth effectively, or if we experience difficulties in managing the growth of our network, our business, results of operations, reputation and prospects for growth could be adversely impacted.

   o Our inability to obtain and retain attachment rights for our Ricochet(R) network equipment could adversely affect our ability to operate or expand our network. The operation and possible expansion of our network depend to a significant degree on our ability to obtain and maintain rights to attach our poletop radios to municipal or other facilities from local municipalities, public utilities, or other governmental or third-party entities. We may face delays or rejections in attempting to obtain the approvals and agreements necessary to install, attach, and maintain our network equipment. These difficulties may, in some cases, be exacerbated by issues created by former operators of the Ricochet network. Our inability to obtain these agreements in a timely manner and on terms acceptable to us, or at all, could force us to seek alternative sites on which to install network radios. In turn, use of these alternatives sites could significantly increase the time and cost required to operate or expand the network.

   o Our inability to obtain and retain space on rooftops or towers for our Ricochet(R) network equipment could adversely affect our ability to operate or expand our network. The operation and possible expansion of our network depend to a significant degree on our ability to lease space for our wired access points on building rooftops or on transmission towers owned by third parties. There is substantial competition from a variety of communications companies for these sites. Given this competition, obtaining the desired space can be a time-consuming, expensive process. If we are unable to identify and negotiate leases for the desired space in a timely manner and on terms favorable or acceptable to us, the operation and expansion of our network could be impaired.

   o Our ability to increase the number of users of the Ricochet(R) system and to expand the geographic reach of the Ricochet system could be limited by availability of necessary equipment. One of the assets we acquired when we purchased Ricochet was its significant inventory of modem, poletop radio, and wired access point equipment. We believe this inventory will enable continued operation and some amount of expansion of the Ricochet network without significant inventory costs. However, at some point, our operation and possible expansion of the Ricochet network may require us to obtain additional inventory. Doing some may be a time-consuming, expensive process, if we are able to do so at all. Our inability to obtain this additional inventory at the times, in the quantities, and at the prices we desire could adversely impact our competitive position, our continued operation of the network, our plans to expand the network, and our general business.

   o Our Ricochet(R) service depends on a network connections provided by third parties, which are subject to disruption by events beyond our control. Our success will depend upon the adequacy, reliability, and security of the networks and circuits used to carry data within our Ricochet network and between our Ricochet network and corporate networks and the Internet. Because these connections used to carry the data are owned or controlled by third parties, we have no control over their quality and maintenance. Generally, we have limited recourse against the providers of these connections if the connection fails. If there is any failure of the Internet backbone, the network connecting our system to the Internet backbone, any circuit supporting the exchange of data between our wired access points or our network interface facilities, or any other link in the delivery chain, whether from operational disruption, natural disaster, or otherwise, our service could be interrupted and our reputation, business, and results of operations could be adversely affected.

   o The failure of our third-party contractors to maintain and repair the Ricochet(R) system equipment on a timely, efficient basis could adversely affect our reputation with our customers. We generally use third-party contractors to install and replace when needed our poletop radios and wired access points. The successful operation of our network is dependent on timely actions by these parties, which can be affected by numerous factors, including the supply of labor, materials and equipment, and prevailing weather conditions, all of which are beyond our control. Failure to repair the network in a timely fashion could adversely impact our relationship with our customers, our general reputation, and our business and prospects.

   o The Ricochet(R) network operates in unlicensed radio frequencies, which subject the network to harmful interference issues. Because the Ricochet network operates in frequency bands on a license-free basis, the Federal Communication Commission requires that we not cause harmful interference to licensed users in the band and we must accept any interference present in the bands. Excessive harmful interference could disrupt our service and discourage users from subscribing to or retaining our service. This could harm our reputation, affect our competitive position, and impair our business and results of operations.

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

   o We have elected to participate in a proposed settlement of this pending stockholder litigation, but there can be no assurance that this settlement will be consummated. In June 2003, we elected to participate in a proposed settlement agreement with the plaintiffs in the pending stockholder litigation. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants. The parties to the proposed settlement submitted formal settlement documents to the court in June 2004 and requested preliminary approval by the court of the proposed settlement. Certain defendant underwriters in the settling cases opposed preliminary approval of the proposed settlement. In February 2005, the court issued an order preliminarily approving the proposed settlement in all respects but one. The plaintiffs and the issuer defendants are in the process of assessing whether to proceed with the proposed settlement, as modified by the court. If the plaintiffs and the issuer defendants elect to proceed with the proposed modified settlement, they will submit revised settlement documents to the court. The underwriter defendants may then have an opportunity to object to the revised settlement documents. If the court preliminarily approves the proposed settlement, notice of the proposed settlement be sent to all proposed class members and a hearing will be scheduled at which any objections to the proposed settlement may be heard. Consummation of the proposed settlement remains conditioned on, among other things, receipt of both preliminary and final court approval. Given the number of companies and attorneys involved in these proceedings, we expect that any consummation of this settlement will be a lengthy process. There can be no assurance that this settlement will be consummated.

   o Proceeds under our directors' and officers' insurance policies may be unavailable or insufficient to cover our exposure under the proposed settlement of the pending stockholder litigation. The proposed settlement provides that the insurers of the participating issuer defendants will guarantee that the plaintiffs will recover at least $1 billion from the underwriter defendants. Any amounts necessary to fund that guarantee would come from participating issuers' directors' and officers' liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. However, we could be required to contribute to the costs of the settlement if our insurance coverage were insufficient to pay our allocable share of the settlement costs. We have a total of $15 million in directors and officers insurance coverage applicable to this litigation. We currently believe that this insurance coverage would be sufficient to cover our allocable share of the settlement costs. However, the insurance proceeds may be unavailable if the companies issuing those policies experience financial difficulties or are otherwise unable or unwilling to pay under those policies. Also, there can be no assurance that proceeds under those policies would be sufficient to cover our exposure under the settlement.

   o Our stock price has been volatile and may continue to be volatile. The market price of our common stock has been volatile and is likely to remain volatile. Some of the reasons for the volatility are within our control, but many are beyond our control and unrelated to our operating performance. We believe the following factors, among others, have contributed to our stock price volatility:

            o     Our financial performance and results
            o Announcements by us concerning our relationships with our existing or new customers
            o Announcements by us concerning our completed and contemplated acquisitions and other strategic growth plans
            o     Announcements by our customers
            o Our integration of Telaxis Communications and Young Design following the April 2003 combination of the two companies
            o Our integration of Terabeam Corporation, Ricochet Networks, Inc. and KarlNet, Inc. following the second quarter 2004 acquisition of those companies
            o Sales of shares of our stock that we issued in connection with our completed acquisitions or the perception that such shares may be sold
            o The relatively low number of shares of our stock that trade on an average day
            o The announcement of our filing an application to list our common stock on the Nasdaq SmallCap Market
            o     The introduction of new products by us
            o     The financial performance of our competitors
            o     The introduction of new products by our competitors
            o     Other announcements by our competitors
            o     General conditions of the financial markets

         We expect these factors and others to continue to contribute to the volatility of our stock price.

   o Registration of the restricted stock held by one of our major stockholders could cause our stock price to fall. One stockholder, Concorde Equity, owned approximately 23% of our outstanding common stock on March 18, 2005. Concorde Equity is an investment company controlled by Robert E. Fitzgerald, a board member and our chief executive officer. Concorde Equity received this stock in a private placement in connection with the combination of Young Design and Telaxis in April 2003. As such, this stock has been and is currently subject to restrictions on sale or transfer. In the merger agreement, we agreed to register this stock with the SEC in the first half of 2004, which, if completed, would enable this stock to be sold with much less restriction. We have not yet registered this stock. This registration and potential sale of large amounts of our common stock could cause our stock price to fall or prevent it from increasing.

   o Expiration of the lock-up period restricting the sale or transfer of stock held by our major stockholders could cause our stock price to fall. Funds controlled by Mobius Venture Capital and SOFTBANK Capital Partners currently hold some stock that cannot be sold or otherwise transferred due to contractual lock-up provisions. We believe these stockholders collectively owned approximately 32% of our outstanding common stock on March 18, 2005. Gary E. Rieschel, a co-founder of Mobius Venture Capital, currently sits on our board of directors. These stockholders, all former Terabeam stockholders, entered into lock-up agreements with us in connection with our acquisition of Terabeam. The lock-up agreements provide that these stockholders will not sell or transfer any of our stock issued to them pursuant to the merger for a period of at least 180 days after closing of the merger (through at least December 19, 2004). These stockholders may sell or transfer up to 50% of the shares issued to them during the period beginning December 19, 2004 and ending on the date that is 270 days after closing (March 19, 2005). These stockholders may sell or transfer up to an additional 25% of the shares issued to them during the period beginning March 19, 2005 and ending on the one-year anniversary of the closing (June 22, 2005). All restrictions under those agreements on the sale or transfer of the stock issued in the merger expire on June 22, 2005. Once the lock-up periods expire, these stockholders could sell their shares of our stock or distribute those shares to their investors who then could sell the shares. Based on the lock-up release schedule described above, half of the stock held by these stockholders as of March 18, 2005 was free from the lock-up restrictions and another 25% of that stock was released from the lock-up restrictions effective March 19, 2005. This expiration of these lock-up periods and potential distribution and/or sale of large amounts of our common stock could cause our stock price to fall or prevent it from increasing.

   o Future actual or potential stock distributions or sales by our major stockholders could cause our stock price to fall. Our major stockholders, Concorde Equity and funds controlled by Mobius Venture Capital, owned approximately 47% of our outstanding common stock on March 18, 2005. Our stock held by Concorde Equity is currently subject to restrictions on sale or transfer but portions of this stock can be (and have been) sold in the open market. Commencing April 2, 2005, the legal restrictions on sale or transfer of this stock will be reduced due to the length of time Concorde Equity held the stock. At that time, Concorde Equity will have more flexibility in selling shares of stock or distributing it to the investors in Concorde Equity. Similarly, as the stock controlled by Mobius is released from the lock-up restrictions, Mobius will have flexibility in selling shares of stock or distributing it to its investors. Because principals of Concorde Equity and Mobius are members of our board of directors, any sales or distributions by those stockholders will be reported publicly shortly after they occur. Actual or potential sales of this stock by these stockholders (or their investors) could cause our stock price to fall or prevent it from increasing for numerous reasons. For example, a substantial amount of our common stock becoming available (or being perceived to become available) for sale in the public market could cause the market price of our common stock to fall or prevent it from increasing, particularly given the relatively low trading volumes of our stock. Also, actual or potential distributions or sales by these stockholders could be viewed negatively by other investors because these stockholders are controlled by members of our board of directors and/or senior executives.

   o Future actual or potential sales of the stock we issued in connection with our acquisitions in 2004 could cause our stock price to fall. In the second quarter of 2004, we acquired three companies and issued approximately 12.6 million shares in connection with those acquisitions. Approximately 4.5 million of these shares were able to be sold immediately in the public markets. That number has increased as approximately 5.3 million shares that were originally subject to lock-up restrictions are now free from those restrictions. Additionally, commencing in May 2005, portions of another 1.0 million shares will be able to be sold in the public markets. Some of the shares issued in the acquisitions were acquired by former Terabeam Corporation option holders who exercised their options shortly before we acquired Terabeam. The exercise prices for some of those options were significantly lower than the recent market price of our common stock so holders of this stock may be willing to sell at lower prices. A substantial amount of this common stock becoming available (or being perceived to become available) for sale in the public market could cause the market price of our common stock to fall or prevent it from increasing, particularly given the relatively low trading volumes of our stock.

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

   o Future actual or potential sales of the stock we issue upon exercise of stock options could cause our stock price to fall. As of March 18, 2005, we had options outstanding to buy approximately 1,607,621 shares of our common stock and may grant options or other stock grants relating to an additional approximately 130,250 shares of our common stock. We have filed registration statements with the SEC relating to the shares of our common stock that may be issued pursuant to the exercise of those outstanding stock options and stock options or other stock grants that we may grant in the future. In many cases, holders of those options could decide to exercise the options and immediately sell the shares. A substantial amount of this common stock becoming available (or being perceived to become available) for sale in the public market could cause the market price of our common stock to fall or prevent it from increasing, particularly given the relatively low trading volumes of our stock. Further, actual or potential sales of this stock could be viewed negatively by other investors because some of these stock options are held by our directors and senior executives.

   o Future actual or potential sales of the stock we issue upon exercise of stock warrants could cause our stock price to fall. On March 18, 2005, we had warrants outstanding to purchase approximately 784,991 shares of our common stock at a weighted average purchase price of $3.00 per share. Shares of our common stock received upon exercise of those warrants may, depending on the method of exercise, be immediately available for public sale. A substantial amount of this common stock becoming available (or being perceived to become available) for sale in the public market could cause the market price of our common stock to fall or prevent it from increasing, particularly given the relatively low trading volumes of our stock.

   o If we acquire other companies or product lines by issuing stock, the result may be dilutive to existing stockholders. In the second quarter of 2004, we acquired three companies and issued approximately 12.6 million shares in connection with those acquisitions. We may acquire other companies, businesses, and product lines in the future and may issue shares of our stock in connection with any such acquisitions. Any such issuances could significantly dilute the holdings of our current stockholders.

   o If we raise additional capital by issuing stock, the result may be dilutive to existing stockholders. Our board of directors may decide to issue additional equity securities in many situations without the need for any stockholder vote. Given the recent prices for our common stock, significant dilution to our stockholders could result if we raise additional funds by issuing equity securities. Further, these issuances may also involve issuing stock at a price per share below the current trading prices. For example, on December 8, 2003, we issued 500,000 shares of our common stock in a private placement at a price of $4.10 per share. That price was an approximately 14% discount from the last sale price of our common stock on that date of $4.75 per share.

   o The terms of any equity securities we may issue in the future may be better than the terms of our common stock. Our board of directors is authorized to create and issue equity securities that have rights, privileges, and preferences senior to those of our common stock. In many situations, our board could take these actions without the need for any stockholder vote.

   o We have limited capital resources and our prospects for obtaining additional financing, if required, are uncertain. Our future capital requirements will depend on numerous factors, including expansion of marketing and sales efforts, development costs of new products, the timing and extent of commercial acceptance for our products, our integration with Terabeam Corporation, Ricochet Networks, Inc., and KarlNet, Inc. and any other companies we may acquire, and potential changes in strategic direction. Additional financing may not be available to us in the future on acceptable terms or at all. If funds are not available, we may have to delay, scale back, or terminate business or product lines or our sales and marketing, research and development, acquisition, or manufacturing programs. Our inability to obtain capital could seriously damage our business, operating results, and financial condition and cause our stock price to decline.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

         See Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations, Disclosures about Market Risk.

Item 8. Financial Statements and Supplementary Data.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm ..................   49
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets...............................................   50
Consolidated Statements of Operations.....................................   51
Consolidated Statement of Changes in Stockholders' Equity.................   52
Consolidated Statements of Cash Flows.....................................   53
Notes to Consolidated Financial Statements................................   54
Schedule II - Valuation and Qualifying Accounts...........................   74

Report of Independent Registered Public Accounting Firm

================================================================================

TO THE BOARD OF DIRECTORS
YDI WIRELESS, INC.
   Falls Church, Virginia

We have audited the accompanying consolidated balance sheets of YDI WIRELESS, INC., (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2004, 2003, and 2002. We also have audited the related financial statement Schedule II for the years ended December 31, 2004, 2003, and 2002. These consolidated financial statements and financial statement Schedule II are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement Schedule II based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of YDI WIRELESS, INC. as of December 31, 2004 and 2003 and the results of its operations and cash flows for the years ended December 31, 2004, 2003, and 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement Schedule II for the years ended December 31, 2004, 2003 and 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 2 to the financial statements, during 2002 the Company changed its method of accounting for the excess of acquired net assets over cost.


/s/ Fitzgerald, Snyder & Co., P.C.

McLean, Virginia
February 25, 2005

                               YDI WIRELESS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,
                        (In thousands, except share data)

                                                                                             2004             2003
                                                                                          ----------       ----------
Assets
Current assets:
   Cash and cash equivalents .......................................................      $   35,368       $    8,990
   Investment securities - available-for-sale ......................................           5,369               --
   Accounts receivable, net ........................................................           2,972            2,511
   Refundable income taxes .........................................................             151              226
   Inventory .......................................................................           7,442            3,134
   Assets held for sale ............................................................              --              790
   Prepaid expenses ................................................................             253              162
                                                                                          ----------       ----------

       Total current assets ........................................................          51,555           15,813

Property and equipment, net ........................................................           2,511            1,747

Other Assets:
   Restricted cash .................................................................           5,136               --
   Investment securities - available-for-sale ......................................              --            2,316
   Investment securities - at cost .................................................              --              311
   Goodwill ........................................................................           6,072               --
   Intangible assets, net ..........................................................          11,919              483
   Deposits ........................................................................              91               49
                                                                                          ----------       ----------

       Total other assets ..........................................................          23,218            3,159
                                                                                          ----------       ----------

       Total assets ................................................................      $   77,284       $   20,719
                                                                                          ==========       ==========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses ...........................................      $    6,965       $    3,023
   Deferred revenue ................................................................             159               --
   Current maturities of notes payable .............................................           2,899              213
                                                                                          ----------       ----------

       Total current liabilities ...................................................          10,023            3,236

Notes payable, net of current maturities ...........................................           1,270            1,298
                                                                                          ----------       ----------

       Total liabilities ...........................................................          11,293            4,534

Commitments and contingencies

Stockholders' Equity
   Preferred stock, $0.01 par value; authorized 4,500,000, none issued at
     December 31, 2004 and December 31, 2003 .......................................              --               --
   Common stock, $0.01 par value, 100,000,000 shares authorized; 22,845,847 issued, 22,345,847 outstanding at December 31, 2004 and 14,179,882
     issued and outstanding at December 31, 2003 ...................................             228              142
   Additional paid-in capital ......................................................          59,637            6,173
   Retained earnings ...............................................................           7,277            8,673
   Treasury stock ..................................................................          (1,155)              --
   Accumulated other comprehensive income:
     Net unrealized gain (loss) on available-for-sale securities ...................               4            1,197
                                                                                          ----------       ----------

       Total stockholders' equity ..................................................          65,991           16,185
                                                                                          ----------       ----------

       Total liabilities and stockholders' equity ..................................      $   77,284       $   20,719
                                                                                          ==========       ==========

          See accompanying notes to consolidated financial statements.

                               YDI WIRELESS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
                 (In thousands, except share and per share data)

                                                                                      YDI Wireless,   YDI Wireless,     Young
                                                                                           Inc.           Inc.       Design, Inc.
                                                                                      -------------------------------------------
                                                                                          2004            2003           2002
                                                                                      -----------      ---------      -----------
Revenues ..........................................................................     $  22,897      $  27,241      $  20,304

Cost of goods sold ................................................................        13,414         15,714         12,376
                                                                                      -----------      ---------      -----------

    Gross profit ..................................................................         9,483         11,527          7,928

Operating expenses:
    Selling costs .................................................................         2,557          2,204          2,366
    Research and development ......................................................         2,949          1,704            424
    General and administrative ....................................................         9,976          7,090          3,640
                                                                                        ---------      ---------      ---------

        Total operating expenses ..................................................        15,482         10,998          6,430
                                                                                        ---------      ---------      ---------

Operating income (loss) ...........................................................        (5,999)           529          1,498

Other income (expenses):
    Interest income ...............................................................           810            128             22
    Interest expense ..............................................................          (209)          (149)          (131)
    Equity method loss from unconsolidated subsidiaries ...........................            --             --           (181)
    Contract cancellation income ..................................................            --             --            564
    Gain on sale of Phazar stock ..................................................         3,882             --             --
    Other income (expenses) .......................................................           168             53            (10)
                                                                                        ---------      ---------      ---------

        Total other income (expenses) .............................................         4,651             32            264
                                                                                        ---------      ---------      ---------

Income (loss) before income taxes, extraordinary gain, cumulative effect of
    accounting change, and minority interests .....................................        (1,348)           561          1,762

    Provision (benefit) for income taxes ..........................................            (2)           261            752
                                                                                        ---------      ---------      ---------

Income (loss) before extraordinary gain, cumulative effect of accounting change,
    and minority interests ........................................................        (1,346)           300          1,010

Extraordinary gain (net of income taxes of $0) ....................................            --          4,347             89

Cumulative effect of accounting change (net of income taxes of $0) ................            --             --            526
                                                                                        ---------      ---------      ---------

Income (loss) before minority interests ...........................................        (1,346)         4,647          1,625

    Minority interests in (gains) losses of subsidiaries ..........................            --             --            (63)
                                                                                        ---------      ---------      ---------

Net income (loss) .................................................................     $  (1,346)     $   4,647      $   1,562
                                                                                        =========      =========      =========

Weighted average shares - basic ...................................................        19,792         12,571          9,375
                                                                                        =========      =========      =========

    Earnings (loss) per share, basic ..............................................     $   (0.07)     $    0.37      $    0.17
                                                                                        =========      =========      =========

Weighted average shares - diluted .................................................        19,792         12,841          9,375
                                                                                        =========      =========      =========

    Earnings (loss) per share, diluted ............................................     $   (0.07)     $    0.36      $    0.17
                                                                                        =========      =========      =========

Pro forma amounts assuming the new accounting method is applied retroactively:

Income (loss) before income taxes, extraordinary gain, cumulative effect
    of accounting change and minority interests ...................................     $  (1,346)     $     300      $   1,010
                                                                                        =========      =========      =========

Net income (loss) .................................................................     $  (1,346)     $   4,647      $   1,123
                                                                                        =========      =========      =========

Weighted average shares - basic ...................................................        19,792         12,571          9,375
                                                                                        =========      =========      =========

    Earnings (loss) per share, basic ..............................................     $   (0.07)     $    0.37      $    0.12
                                                                                        =========      =========      =========

Weighted average shares - diluted .................................................        19,792         12,841          9,375
                                                                                        =========      =========      =========

    Earnings (loss) per share, diluted ............................................     $   (0.07)     $    0.36      $    0.12
                                                                                        =========      =========      =========

          See accompanying notes to consolidated financial statements.

                               YDI WIRELESS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                                                                                                            Accumulated
                                                   Common Stock      Additional                                Other
                                             ---------------------    Paid-in      Retained     Treasury   Comprehensive
                                               Shares       Amount    Capital      Earnings       Stock    (Loss) Income     Total
                                             ----------    -------   ----------   ----------   ---------   -------------   --------
Balances, December 31, 2001 ..............    9,375,000    $    94   $      357   $    2,504   $      --    $       (47)   $  2,908
 Comprehensive income:
    Net income (loss) ....................           --         --           --        1,562          --             --       1,562
    Unrealized gain (loss) on investments            --         --           --           --          --             38          38
                                             ----------    -------   ----------   ----------   ---------    -----------    --------
   Total comprehensive income (loss) .....           --         --           --        1,562          --             38       1,600
                                             ----------    -------   ----------   ----------   ---------    -----------    --------

Balances, December 31, 2002 ..............    9,375,000    $    94   $      357   $    4,066   $      --    $        (9)   $  4,508

Merger with Telaxis ......................    4,177,078         42        3,697           --          --             --       3,739
Exercise of stock options and warrants ...      127,804          1          218           --          --             --         219
Issuance of common stock, net of costs ...      500,000          5        1,901           --          --             --       1,906
 Distribution to Merry Fields members ....           --         --           --          (40)         --             --         (40)
 Comprehensive income:
    Net income (loss) ....................           --         --           --        4,647          --             --       4,647
    Unrealized gain (loss) on investments            --         --           --           --          --          1,206       1,206
                                             ----------    -------   ----------   ----------   ---------    -----------    --------
     Total comprehensive income (loss) ...           --         --           --        4,647          --          1,206       5,853
                                             ----------    -------   ----------   ----------   ---------    -----------    --------

Balances, December 31, 2003 ..............   14,179,882    $   142   $    6,173   $    8,673   $      --    $     1,197    $ 16,185

Stock issued for acquisitions ............   12,609,237        126       59,552           --          --             --      59,678
Treasury stock purchased .................   (4,683,183)       (42)      (6,458)          --      (1,155)            --      (7,655)
 Distribution to Merry Fields members ....           --         --           --          (50)         --             --         (50)
Exercise of stock options and warrants ...      239,911          2          370           --          --             --         372
 Comprehensive income:
    Net income (loss) ....................           --         --           --       (1,346)         --             --      (1,346)
    Unrealized gain (loss) on investments,
      net of reclassification adjustments            --         --           --           --          --         (1,193)     (1,193)
                                             ----------    -------   ----------   ----------   ---------    -----------    --------
      Total comprehensive income (loss) ..           --         --           --       (1,346)         --         (1,193)     (2,539)
                                             ----------    -------   ----------   ----------   ---------    -----------    --------
Balances, December 31, 2004 ..............   22,345,847    $   228   $   59,637   $    7,277   $  (1,155)   $         4    $ 65,991
                                             ===========   =======   ==========   ==========   =========    ===========    ========

          See accompanying notes to consolidated financial statements.

                               YDI WIRELESS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (in thousands)

                                                                                             YDI            YDI             Young
                                                                                          Wireless,      Wireless,         Design,
                                                                                             Inc.           Inc.             Inc.
                                                                                         ----------      ----------      ----------
                                                                                             2004           2003            2002
                                                                                         ----------      ----------      ----------
Cash flows from operating activities:
   Net income (loss) ...............................................................     $   (1,346)     $    4,647      $    1,562
     Depreciation and amortization .................................................          1,249             183             131
     (Gain) loss on disposal of property and equipment .............................            (14)             24              --
     Realized (gain) loss on trading and available-for-sale
     securities ....................................................................         (3,521)            (92)              4
     Loss on write-down of investment in unconsolidated subsidiary .................             --              36              --
     Equity method loss from unconsolidated subsidiaries ...........................             --              --             181
     Cumulative effect of accounting change ........................................             --              --            (526)
     Loss on write down of assets held for sale ....................................             --             200              --
     Bad debts .....................................................................            488             660             384
     Deferred income tax ...........................................................             --             387             580
     Extraordinary gain ............................................................             --          (4,347)            (89)
     Inventory allowance ...........................................................            400              --              --
     Changes in assets and liabilities affecting operations:
       Restricted cash .............................................................            740              --              --
       Accounts receivable, net ....................................................            153          (1,485)         (1,189)
       Inventory ...................................................................         (1,748)           (748)           (794)
       Deposits ....................................................................              2             (21)             (3)
       Prepaid expenses ............................................................            143             697            (432)
       Refundable income taxes .....................................................             75            (226)             --
       Accounts payable and accrued expenses .......................................         (2,306)            (71)            886
       Deferred revenue ............................................................             96              --              --
       Contract deposit - nonrefundable ............................................             --              --            (551)
       Customer order deposits .....................................................             --              (9)             --
       Minority interests ..........................................................             --              --              63
                                                                                         ----------      ----------      ----------

            Net cash provided by (used in) operating activities ....................         (5,589)           (165)            207
                                                                                         ----------      ----------      ----------

Cash flows from investing activities:
   Proceeds on disposal of property and equipment ..................................            964             425              --
   Purchase of securities ..........................................................           (790)           (726)           (686)
   Purchase of property and equipment ..............................................            (37)            (30)            (16)
   Purchase of intangible assets ...................................................             --            (585)             --
   Investment in capitalized software ..............................................           (601)             --              --
   Sale of securities ..............................................................         34,616             242              11
   Cash used for acquisitions ......................................................         (4,800)             --              --
   Cash received from acquisitions .................................................         10,254           7,421              --
                                                                                         ----------      ----------      ----------

       Net cash provided by (used in) investing activities .........................         39,606           6,747            (691)
                                                                                         ----------      ----------      ----------

Cash flows from financing activities:
   Distributions to Merry Fields members ...........................................            (50)            (40)             --
   Exercise of stock options .......................................................            372             219              --
   Issuance of common stock ........................................................             --           1,906              --
   Purchase of treasury stock ......................................................         (7,655)             --              --
   Issuance of notes payable .......................................................             --             500           2,336
   Repayment of notes payable ......................................................           (200)         (1,116)         (2,046)
   Repayment of capital leases .....................................................           (106)             --              --
                                                                                         ----------      ----------      ----------

       Net cash provided by (used in) financing activities .........................         (7,639)          1,469             290
                                                                                         ----------      ----------      ----------

Net increase (decrease) in cash and cash equivalents ...............................         26,378           8,051            (194)
Cash and cash equivalents, beginning of period .....................................          8,990             939           1,133
                                                                                         ----------      ----------      ----------

Cash and cash equivalents, end of period ...........................................     $   35,368      $    8,990      $      939
                                                                                         ==========      ==========      ==========
Supplemental disclosure of cash flow information:
   Cash paid for interest ..........................................................     $      200      $      149      $      130
                                                                                         ==========      ==========      ==========
   Income taxes paid ...............................................................     $        4      $       90      $      163
                                                                                         ==========      ==========      ==========
   Stock issued in acquisitions ....................................................     $   59,678      $    3,739      $       --
                                                                                         ==========      ==========      ==========

          See accompanying notes to consolidated financial statements.

                               YDI WIRELESS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization

      Young Design, Inc. ("Young Design") was incorporated under the laws of the Commonwealth of Virginia on February 28, 1986 to engage in the business of manufacturing and selling equipment for use in transmission of data access on a wireless basis.

      On April 1, 2003, Young Design completed a strategic combination transaction (the "combination") with Telaxis Communications Corporation ("Telaxis"), pursuant to a definitive strategic combination agreement. On July 9, 2003, Telaxis reincorporated into Delaware and changed its name to YDI Wireless, Inc. ("YDI Wireless" or the "Company"). For financial reporting purposes, Young Design was treated as the acquiring company and the transaction was accounted for as a reverse merger since Young Design had voting control and majority representation on the Board of Directors after the merger with Telaxis. The financial statements contained herein are those of Young Design carried forward at historical cost.

      Merry Fields, LLC ("Merry Fields") was formed by certain shareholders of Young Design under the laws of the State of Delaware on August 11, 2000. Merry Fields owns the property and land leased to Young Design for its principal operations. In accordance with FIN 46R, Merry Fields, LLC is a Variable Interest Entity and therefore, the financial statements of Merry Fields are consolidated with the financial statements of YDI Wireless, Inc. Fixed assets with a carrying value of approximately $1.5 million secure the Merry Fields note payable of approximately $1.1 million.

      Effective May 13, 2004, the Company acquired KarlNet, Inc. ("KarlNet"), a wireless software development company. Effective June 22, 2004, the Company acquired Terabeam Corporation ("Terabeam"), a wireless telecommunications equipment company. Effective June 25, 2004, the Company acquired Ricochet Networks, Inc. ("Ricochet"), a wireless service provider. Each of these acquisitions was accounted for using the purchase method of accounting and the purchase price was allocated to the assets purchased and the liabilities assumed based on the estimated fair values at the date of acquisition. The financial results of these companies from and after the dates of acquisition are included in the financial results reported for the Company.

      During 2004, YDI began operating in two defferent business areas. The first business is the historic operations of YDI as a designer, manufacturer, and seller of wireless telecommunications equipment ("Equipment"). The second business is as a wireless internet service provider ("Services") in several major metropolitan cities. This business was acquired with the Ricochet Networks acquisition during the second quarter of 2004. There are no significant intercompany transactions which affect the revenue or expenses of either business.

      Summarized information as of December 31, 2004 and for year then ended is as follows:

                                                     Equipment       Services          Total
      Assets .................................       $ 73,312        $  3,972         $ 77,284
      Revenue ................................       $ 21,614        $  1,283         $ 22,897
      Operating income (loss) ................       $ (4,616)       $ (1,383)        $ (5,999)

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

   Principles of Consolidation

      The consolidated financial statements include the accounts of YDI Wireless and its wholly owned subsidiaries and also Merry Fields, a consolidated affiliate. Merry Fields is a Variable Interest Entity, and therefore the financial statements of Merry Fields are consolidated with the financial statements of YDI Wireless, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

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

   Restricted Cash

      As part of the Terabeam acquisition, YDI Wireless acquired $5.9 million in restricted cash. During 2004, $0.8 million was released as a result of contract payments. As of December 31, 2004, the restricted cash consists of $0.1 as collateral for letters of credit relating to lease obligations and $5.0 million held in an indemnification trust for the benefit of former Terabeam directors and officers. This trust was established by Terabeam in January 2002, and the funds are managed by an unrelated trustee. To date, no claims have been asserted against the trust funds. The trust expires in 2007 and any remaining funds will be distributed to the Company.

   Investments

      Investments consist of investments in corporate and various government agency debt securities, most of which mature in approximately one year or less and investments in marketable equity securities. The Company classifies the investments as available-for-sale. Management has the intent and ability to sell these securities for working capital purposes should the need arise. Such securities are stated at fair value using published market prices, with any material unrealized holding gains or losses reported, net of any tax effects, as accumulated other comprehensive income (loss), which is a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in operations.

      As of December 31, 2003, the Company held unregistered common stock in a public company. These investments were recorded at cost. These investments were all sold as of December 31, 2004.

   Accounts Receivable

      The Company provides an allowance to account for amounts, if any, of its accounts receivable, which are considered uncollectible. The Company bases its assessment of the allowance for doubtful accounts on historical losses and current economic conditions. In most cases, accounts receivable are determined to be past due based on a contractual term of 30 days. The allowance for doubtful accounts was approximately $590,000 and $205,000 as of December 31, 2004 and 2003, respectively. Bad debt expense was approximately $488,000, $660,000, and $384,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

   Purchase Price Accounting

      The Company has grown considerably through combining with other businesses. The Company acquired Telaxis in 2003 and KarlNet, Terabeam and Ricochet Networks in 2004. These transactions were accounted for using the purchase method. Under the purchase method, the acquiring company includes the fair value of the assets of the acquired entity on its balance sheet. The determination of fair value necessarily involves many assumptions. The operations of the acquired entity are included in the Company's operations following the date of acquisition.

   Goodwill

      Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As of December 31, 2004, no impairment losses have been recognized on any of the Company's acquired goodwill.

   Intangible Assets

      Intangible assets are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". Intangible assets with finite lives are amortized over the estimated useful lives using the straight-line method. Intangible assets with finite lives are reviewed for impairment. An impairment loss on such assets is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. Intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually, or more frequently if there are indications that the asset is impaired. The impairment test for these assets consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of an intangible asset with an indefinite useful life exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. For either type of intangible asset, after an impairment loss is recognized, the adjusted carrying amount of the intangible asset becomes its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited.

      The Company's intangible assets include purchased technology and various assets acquired in business combination transactions. Assets acquired in business combination transactions include existing hardware technologies, trade names, existing software technologies, customer relationships and patents. Some of these assets have finite useful lives and some have indefinite useful lives. As of December 31, 2004, no impairment losses have been recognized on any of the intangible assets owned by the Company.

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

      Revenue Recognition

      For the Equipment business, the Company recognizes revenue when a formal purchase commitment has been received, shipment has been made to the customer, collection is probable and, if contractually required, a customer's acceptance has been received.

      For the Services business, the Company recognizes revenue when the customer pays for and then has access to our network for the current fiscal period. Any funds the customer pays for future fiscal periods are treated as deferred revenue and recognized in the future fiscal periods for which the customer has access to our network.

      Excess of Acquired Net Assets Over Cost

      The excess of acquired net assets over cost, recognized in income in 2002, resulted from the acquisition of Zeus in 2001. The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets purchased and the liabilities assumed based on the estimated fair values at the date of the acquisition. The Company recognized $526,000 of excess acquired net assets over cost during 2002 as the cumulative effect of accounting change in accordance with SFAS No. 141, "Business Combinations."

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

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), but applied the intrinsic value method set forth in Accounting Principles Board Opinion No. 25. No compensation expense has been recognized in connection with options, as all options have been granted with an exercise price equal the fair value of the Company's common stock on the date of grant. The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions for 2004, 2003 and 2002: risk-free interest rate of 3.67%, 2.37% and 2.21%, expected life of 5 years, volatility 205%, 284% and 101% and dividend rate of zero percent, respectively. Using these assumptions, the fair value of the stock options granted in 2004, 2003 and 2002 was between $2.42 - $5.34, $0.96 - $5.29, and $1.21, respectively, which would be amortized as compensation expense over the vesting period of the options.

      If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income per share would have been changed to the pro forma amount indicated below:

(in thousands, except per share amounts)                                               December 31,
                                                                     ------------------------------------------------
                                                                         2004               2003              2002
                                                                     -----------        -----------       -----------
Net income (loss) attributable to common stockholders,
    as reported: .............................................       $    (1,346)       $     4,647       $     1,562
Less: Total stock based employee compensation expense
    determined under the fair value based method for all
    awards ...................................................               563              1,213               185
                                                                     -----------        -----------       -----------
Pro forma net income (loss) attributable to common
    stockholders .............................................       $    (1,909)       $     3,434       $     1,377
                                                                     ===========        ===========       ===========
Basic net income (loss) per common share, as reported ........       $     (0.07)       $      0.37       $      0.17
                                                                     ===========        ===========       ===========
Basic net income (loss) per common share, pro forma ..........       $     (0.10)       $      0.27       $      0.15
                                                                     ===========        ===========       ===========
Diluted net income (loss) per common share, as reported ......       $     (0.07)       $      0.36       $      0.17
                                                                     ===========        ===========       ===========
Diluted net income (loss) per common share, pro forma ........       $     (0.10)       $      0.27       $      0.15
                                                                     ===========        ===========       ===========

   Advertising costs

      Advertising costs are expensed when incurred. Advertising expense totaled approximately $43,000, $9,000 and $23,000 for 2004, 2003 and 2002, respectively.

   Shipping and Handling Costs

      Shipping and handling are charged to customers and included in both revenue and costs of goods sold on the Consolidated Statements of Operations.

   Comprehensive Income

      The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." During the years ended December 31, 2004, 2003 and 2002, the Company had approximately $(1,193,000), $1,206,000 and $38,000, respectively, of unrealized gains (losses) on available-for-sale investments, net of income taxes of $0, $0 and $26,000. All of the $1,193,000 unrealized loss for 2004 represents a reclassification adjustment for gains realized in net income.

   Corporate Structural Changes

      On July 9, 2003, YDI effected a net reverse 1-for-4 split of its outstanding common stock.

   Fair Value of Financial Instruments

      The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and notes payable approximate fair value. Investment securities available for sale are recorded at estimated fair value based on quoted market prices where available. As of December 31, 2003, the estimated fair value of investment securities - at cost was approximately $1.0 million. This estimated fair value was calculated by using a 15% discount from the published market values for comparable registered stock.

   Recent Accounting Pronouncements

      In December 2004, the FASB issued SFAS 123R, a revision of SFAS 123, "Accounting for Stock-based Compensation." SFAS 123R requires public companies to recognize expense associated with share-based compensation arrangements, including employee stock options, using a fair value-based option pricing model, and eliminates the alternative to use Opinion 25's intrinsic value method of accounting for share-based payments. In accordance with the new pronouncement, the Company plans to begin recognizing the expense associated with its share-based payments, as determined using a fair value-based method, in its statement of operations beginning on July 1, 2005. Adoption of the expense provisions of the statement may have a material impact on the Company's results of operations. The standard allows three alternative transition methods for public companies: modified prospective application without restatement of prior interim periods in the year of adoption; modified retrospective application with restatement of prior interim periods in the year of adoption; and modified retrospective application with restatement of prior financial statements to include the same amounts that were previously included in pro forma disclosures. The Company has not determined which transition method it will adopt.

      During November 2004, the FASB issued SFAS No. 151 "Inventory Costs." This statement clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and wasted material (spoilage). The statement requires that these above-mentioned costs be accounted for as current period charges. The adoption of this pronouncement had no material impact on the Company's results of operations, financial position or cash flows in the reported periods.

3.    Investment Securities

      As part of the Terabeam acquisition, YDI Wireless acquired approximately $34.2 million in marketable securities. These securities are fixed income bonds from corporate and United States government sponsored entities (GSEs). It is the Company's intention to use these securities to meet our cash needs.

      The Company owned 199,618 unregistered shares and 270,632 registered shares as December 31, 2003 and 184,618 unregistered shares and 238,893 registered shares as of December 31, 2002 of Phazar Corporation. All Phazar shares were sold during the fourth quarter of 2004.

      Cost basis of investments are determined for securities purchased through a securities broker at cost of the security plus acquisition costs. Cost basis of securities acquired with the purchase of a company, such as with Terabeam, are based on quoted market prices on the date of acquisition. Gain or loss on securities is computed using cost basis of First-in, First-out (FIFO) basis.

      Investment securities are summarized as follows:

                                                                                      December 31,
                                                             -----------------------------------------------------------
             (in thousands)                                              2004                            2003
                                                             ---------------------------     ---------------------------
                                                                              Carrying                         Carrying
                                                             Cost Basis         Value         Cost Basis         Value
                                                             -----------     -----------     -----------     -----------
            Available-for-sale:
            Fixed income ...............................     $     5,221     $     5,225     $       600     $       609
            Equity investments .........................             144             144              10              10
            Phazar - registered ........................              --              --             509           1,697
                                                             -----------     -----------     -----------     -----------
                                                                   5,365           5,369           1,119           2,316
            At-cost:
            Phazar - unregistered ......................              --              --             311             311
                                                             -----------     -----------     -----------     -----------
            Total ......................................     $     5,365     $     5,369     $     1,430     $     2,627
                                                             ===========     ===========     ===========     ===========

         The net gains (losses) on investment securities included in earnings are as follows:

            (in thousands)                                       2004             2003               2002
                                                             -----------       -----------       -----------
            Equity securities ..........................     $     3,521       $        92       $         4
                                                             ===========       ===========       ===========

      The gain of $3,521,000 for 2004 is net of a recorded loss of $236,000 due to a decline in value deemed to be other than temporary on investment securities
- available-for-sale. Proceeds from the sale of investment securities were $34,616,000, $242,000, and $11,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

4.    Inventory

      Inventory consisted of the following (in thousands):

                                                                                                     December 31,
                                                                                             --------------------------
                                                                                                 2004          2003
                                                                                             ----------      ----------
            Raw Materials ..............................................................     $    1,968      $      574
            Work in process ............................................................            124              26
            Finished goods .............................................................          5,950           2,734
                                                                                             ----------      ----------
                                                                                                  8,042           3,334
            Allowance for excess and obsolescence ......................................           (600)           (200)
                                                                                             ----------      ----------
            Net Inventory ..............................................................     $    7,442      $    3,134
                                                                                             ==========      ==========

5.    Property and Equipment

      Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which range from two to seven years for personal property and 39 years for real property.

      Property and equipment consisted of the following (in thousands):

                                                                                                     December 31,
                                                                                             --------------------------
                                                                                                 2004          2003
                                                                                             ----------      ----------
            Land .......................................................................     $      522      $      522
            Building and improvements ..................................................          1,377           1,377
            Automobiles ................................................................             --              22
            Equipment ..................................................................          1,056             146
                                                                                             ----------      ----------
                                                                                                  2,955           2,067
                   Less: accumulated depreciation ......................................           (444)           (320)
                                                                                             ----------      ----------
            Property and equipment, net ................................................     $    2,511      $    1,747
                                                                                             ==========      ==========

      Depreciation expense totaled approximately $240,000, $72,000, and $120,000, respectively, for the periods ended December 31, 2004, 2003, and 2002.

6.    Goodwill

      As of December 31, 2004, goodwill consisted of the following (in thousands):

                            Acquisition                          Amount
                            -----------                          ------
            KarlNet ..................................         $   2,490
            Terabeam* ................................             3,382
            Ricochet .................................               200
                                                               ---------
            Goodwill .................................         $   6,072
                                                               =========

      *As of December 31, 2004, we have $3.3 million of contingent liabilities remaining from the Terabeam acquisition valued at the net present value of contractual lease payments. As these liabilities are settled, goodwill will be adjusted to reflect the difference in the contingent liabilities during the one year allocation period.

7.    Intangibles

      Schedule of Non-Amortizable Assets

      During 2004, the Company capitalized $601,000 of costs related to internally developed software that is technologically feasible but not yet saleable. Prior to the KarlNet acquisition in 2004, YDI did not have any internally developed software costs.

   (in thousands)                                                                          December 31,
                                                                                   -----------------------------
                                                                                       2004              2003
                                                                                   -----------       -----------
   Capitalized software - not placed in service ..............................     $       681       $        --
   Trade names - no identifiable useful life .................................           3,750                --
                                                                                   -----------       -----------
                                                                                   $     4,431       $        --
                                                                                   ===========       ===========

      Schedule of Amortizable Assets

      (in thousands)                                                                       December 31,
                                                                                   -----------------------------
                                                                                       2004              2003
                                                                                   -----------       -----------
      Capitalized software - placed in service ...............................     $     1,225       $        --
      Patents, customer relationships and other technologies with
             identifiable useful lives .......................................           7,394               594
                                                                                   -----------       -----------
                                                                                         8,619               594
             Less: accumulated amortization ..................................          (1,131)             (111)
                                                                                   -----------       -----------
      Amortizable intangible assets, net .....................................     $     7,488       $       483
                                                                                   ===========       ===========

      Amortization is computed using the straight-line method over the estimated useful life, based on the Company's assessment of technological obsolescence, of the respective assets. Amortization expense for the years ended December 31, 2004, 2003, and 2002 totaled approximately $1,020,000, $111,000, and $11,000, respectively.

8.    Notes Payable

      Notes payable consisted of the following at December 31:

(in thousands)                                                                2004              2003
                                                                          -----------       -----------
      In May 2002, Merry Fields executed a loan consolidation and refinance agreement with a financial institution for a term loan of $1,565,374 collateralized by the building and land with a book value of $1,527,362 in Falls Church, Virginia. The loan requires monthly payments of $18,781 consisting of
      principal and interest. The loan bears interest at 7.34% per
      annum and matures on May 31, 2012 ............................      $     1,241       $     1,406

      The Company assumed convertible notes as part of the Terabeam acquisition. The convertible notes' aggregate principal amount totals $2.5 million. The notes mature on July 12, 2005, with interest only payments before then at an annual rate of 6.75%
      in quarterly installments. At the discretion of holders of the notes, the notes are convertible into shares of the Company's common stock beginning in July 2004, based on a value of
      $27.27 per share of common stock or 91,675 shares in the
      aggregate. If the conversion option is not elected prior to
      July 12, 2005, the holders will receive the principal of $2.5 million in cash on the maturity date. The Company has
      classified the convertible notes as a short-term liability on
      the accompanying balance sheet ...............................            2,542                --

      In June 2003, the Company issued a $300,000 note as part of the consideration for the acquisition of Ricochet Networks.
      The loan requires monthly payments of interest and principal of $9,401. The note bears interest at 8.00% per annum and
      matures on June 1, 2007 ......................................              255                --

   Other ...........................................................              131               105
                                                                          -----------       -----------
                                                                                4,169             1,511
            Current portion ........................................           (2,899)             (213)
                                                                          -----------       -----------
                                                                          $     1,270       $     1,298
                                                                          ===========       ===========

      Future principal payments are as follows:

                             2005...............        $    2,899
                             2006...............               248
                             2007...............               228
                             2008...............               207
                             2009...............               249
                             Thereafter.........               338
                                                        ----------
                                                        $    4,169
                                                        ==========

9.    Income Taxes

      The provision (benefit) for income taxes is summarized as follows (in thousands):

                                                                   December 31,
                                                  ----------------------------------------------
                                                      2004              2003              2002
                                                  ----------        ----------        ----------
      Current tax expense (benefit)
          Federal ..............................  $       --        $     (112)       $      145
          State ................................          (2)              (14)               27
                                                  ----------        ----------        ----------
                                                          (2)             (126)              172
                                                  ----------        ----------        ----------
      Deferred tax expense (benefit)
          Federal ..............................          --               344               489
          State ................................          --                43                91
                                                  ----------        ----------        ----------
                                                          --               387               580
                                                  ----------        ----------        ----------
                                                  $       (2)       $      261        $      752
                                                  ==========        ==========        ==========

      The components of the net deferred tax assets (liabilities) at December 31, 2004 and 2003 are as follows (in thousands):

                                                                            December 31,
                                                                    ----------------------------
                                                                       2004               2003
                                                                    ----------        ----------
      Current net deferred tax assets (liabilities):
          Allowance for doubtful accounts ...................       $      230        $       82
          Inventory valuation allowance .....................              234                80
          Unrealized (gain) loss on investments .............               --              (482)
          Accruals ..........................................              407               270
          Net operating loss carryforwards ..................              712               177
                                                                    ----------        ----------
                                                                         1,583               127
      Valuation allowance ...................................           (1,583)             (127)
                                                                    ----------        ----------
                                                                    $       --        $       --
                                                                    ==========        ==========

      Non-current net deferred tax assets (liabilities):
          Intangible and depreciable assets .................       $      (69)       $      (93)
          Accruals ..........................................               --                93
                                                                    ----------        ----------
                                                                           (69)               --
      Valuation allowance ...................................               69                --
                                                                    ----------        ----------
                                                                    $       --        $       --
                                                                    ==========        ==========

      The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before income taxes, extraordinary gain, cumulative effect of accounting change and minority interests. The items causing this difference are as follows (in thousands):

                                                                         2004             2003             2002
                                                                      ---------        ---------        ---------
      Tax expense (benefit) at U.S. statutory rate ............       $    (472)       $     191        $     599
      State income taxes ......................................             (54)              22               70
      Equity method loss ......................................              --               --               69
      Merry Fields, LLC income ................................             (55)             (49)             (28)
      Change in valuation allowance ...........................           1,387              127               --
      Permanent tax differences ...............................            (780)              --               --
      Other differences .......................................             (28)             (30)              42
                                                                      ---------        ---------        ---------
      Provision (benefit) for income taxes ....................       $      (2)       $     261        $     752
                                                                      =========        =========        =========

      The income tax benefit for the year relates to minimum state tax payments. The Company is in a tax loss position and cannot accurately predict when it will generate taxable income to utilize these tax assets. The Company has approximately $50.1 million in net operating losses available through 2023.

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

      Rent expense, excluding rent paid to Merry Fields, for the years ended December 31, 2004, 2003, and 2002 was approximately $753,000, $463,000, and
$151,000, respectively.

      Schedule of Commercial Commitments

      Aggregate maturities of the operating leases, exclusive of the Merry Fields lease, are as follows as of December 31, 2004 (in thousands):

                        2005..............       $     1,486
                        2006..............             1,102
                        2007..............               814
                        2008..............               309
                        2009..............               304
                        Thereafter........               313
                                                 -----------
                                                 $     4,328
                                                 ===========

      In addition, the Company has accrued liabilities of $3.4 million relating to real estate leases for currently unutilized space. Substantially all of this amount relates to the real estate leases acquired in connection with the acquisition of Terabeam. The Company acquired 27 Terabeam real estate leases with aggregate payments due under those leases as of June 22, 2004 of $6.6 million. The Company has been negotiating the termination of those leases (see
Note 6). The Company settled eight of those leases during 2004 for one-time payments.

11.   401(k) - Retirement Plan

      The Company has a 401(k) retirement plan covering all employees who meet certain minimum eligibility requirements. Each year employees can elect to defer the lesser of 15% of earned compensation or the maximum amount permitted by the Internal Revenue Code. The Company makes contributions to the plan at its discretion. The Company made no contribution to the plan for the periods ended December 31, 2004, 2003, or 2002.

12.   Stockholders' Equity

      The warrant and option numbers shown in this footnote reflect the adjustments to those warrants and options due to the April 1, 2003 combination of Young Design and Telaxis and the reverse stock split effected on July 9, 2003.

      Stock Warrants

      Prior to the Telaxis IPO, Telaxis issued warrants in conjunction with several debt offerings. Of the warrants issued, 389,626 remain outstanding as of December 31, 2004.

      During June 2004, YDI issued 50,000 warrants with a purchase price of $4.75. The warrants expire in June 2005. All of these warrants were outstanding as of December 31, 2004.

      In conjunction with the Terabeam acquisition, YDI assumed 574,706 warrants with purchase prices ranging from $0.40 to $17.05. The expiration dates of these warrants were between August 2004 and May 2008. Of the warrants assumed, 401,839 were outstanding as of December 31, 2004.

      In summary, the Company has issued warrants for its common stock as follows:

                                                                            Warrants Outstanding
                                                                    -----------------------------------
                                                                                           Per Share
                                                                    Number of Shares    Exercise Price
                                                                    ----------------    ---------------
              Outstanding warrants December 31, 2002                            --      $           --
                   Telaxis warrants .........................              432,338      $  2.08 - 8.64
                   Warrants exercised .......................              (18,498)     $         2.08
                   Warrants expired/canceled ................              (22,421)     $  2.08 - 8.64

              Outstanding December 31, 2003 .................              391,419      $         2.08
                   Warrants issued...........................              624,706      $ 0.40 - 17.05
                   Warrants exercised .......................              (57,713)     $   0.40 -2.27
                   Warrants expired/canceled ................             (116,947)     $  0.40 - 5.68
                                                                     -------------      --------------

              Outstanding December 31, 2004 .................              841,465      $ 0.40 - 17.05
                                                                     =============      ==============

      Expiration dates of warrants are as follows:

                                                   Number of
                     Expiration Date               Warrants
                  -----------------------        -------------
                  2005...................              335,721
                  2006...................              308,278
                  2007...................              142,466
                  2008...................               55,000

      Stock Options Issued

      The Company has stock option plans that provide for the granting of options to employees, directors, and consultants. The plans permit the granting of options to purchase a maximum of 1,150,000 shares of common stock at various prices and require that the options be exercisable at the prices and at the times as determined by the Board of Directors, not to exceed ten years from date of issuance. As of December 31, 2004, 621,250 options are available for issuance under these plans.

      A summary of the option activity is as follows:

                                                                                  Options Outstanding
                                                                         ---------------------------------------
                                                                                              Per Share Exercise
                                                                         Number of Shares            Price
                                                                         ----------------     ------------------
    Outstanding December 31, 2002 ................................              444,688         $           1.60
         Options granted and assumed in conjunction with merger...              766,432         $  1.60 - 161.00
         Options exercised .......................................             (119,204)        $    0.92 - 5.30
         Options expired/canceled ................................             (322,187)        $    1.52 - 4.00
                                                                         --------------         ----------------

    Outstanding December 31, 2003 ................................              769,729         $  0.92 - 161.00
         Options granted .........................................              815,350         $    2.47 - 6.99
         Options exercised .......................................             (182,198)        $    0.96 - 5.76
         Options expired/canceled ................................             (231,247)        $  1.32 - 161.00
                                                                         --------------         ----------------
    Outstanding December 31, 2004 ................................            1,171,634         $  0.92 - 161.00
                         === ====                                        ==============         ================

      A summary of the stock options outstanding and exercisable as of December 31, 2004 is as follows:

                   Options Outstanding                            Options Exercisable
-----------------------------------------------------------    -------------------------
                                 Weighted
                                 Average                                       Weighted-
    Weighted                    Remaining       Weighted-                       Average
    Average          Number       Life           Average          Number        Exercise
Exercise Price    Outstanding    (years)     Exercise Price    Outstanding       Price
-----------------------------------------------------------    -------------------------
$  0.00 - 2.00      156,754       2.59          $    1.46         149,924      $    1.48

$  2.01 - 4.00      706,782       4.96          $    2.63         256,782      $    2.82

$  4.01 - 6.00      108,951       5.44          $    5.00          79,781      $    5.06

$    over 6.00      199,147       4.36          $   14.19          76,347      $   26.46
-----------------------------------------------------------    -------------------------

13.   Earnings (Loss) per Share:

      (in thousands except per share data)                                                         December 31,
                                                                                   -------------------------------------------
                                                                                       2004            2003            2002
                                                                                   ----------       ----------      ----------
      Numerator
        Income (loss) from continuing operations ............................      $   (1,346)      $      300      $      947
        Extraordinary item ..................................................              --            4,347              89
        Change in accounting ................................................              --               --             526
                                                                                   ----------       ----------      ----------
        Net income (loss) ...................................................      $   (1,346)      $    4,647      $    1,562
                                                                                   ==========       ==========      ==========
      Denominator - weighted average shares:
        Denominator for basic earnings (loss) per share .....................          19,792           12,571           9,375
        Dilutive effect of stock options ....................................              --              270              --
                                                                                   ----------       ----------      ----------
        Denominator for diluted earnings (loss) per share ...................          19,792           12,841           9,375
                                                                                   ==========       ==========      ==========

        Basic earnings (loss) per share from continuing
         operations .........................................................      $    (0.07)      $     0.02      $     0.10
        Basic earnings per share - Extraordinary item .......................              --             0.35            0.01
        Basic earnings per share - change in accounting .....................              --               --            0.06
                                                                                   ----------       ----------      ----------
        Basic earnings (loss) per share .....................................      $    (0.07)      $     0.37      $     0.17
                                                                                   ==========       ==========      ==========

        Diluted earnings (loss) per share before
        extraordinary item and change in accounting .........................      $    (0.07)      $     0.02      $     0.10
        Diluted earnings per share- Extraordinary item ......................              --             0.34            0.01
        Diluted earnings per share- Extraordinary item and
        change in accounting ................................................              --               --            0.06
                                                                                   ----------       ----------      ----------
        Diluted earnings (loss) per share ...................................      $    (0.07)      $     0.36      $     0.17
                                                                                   ==========       ==========      ==========

14.   Concentrations

      The Company maintains its cash, cash equivalent, and restricted cash balances in several banks. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per bank. At December 31, 2004, and 2003, the uninsured portion totaled approximately $41.4 million and $8.8 million, respectively.

      As of December 31, 2004, accounts receivable from one customer totaled approximately $590,000, which represents 16% of total accounts receivable. As of December 31, 2003, no customers owed more than 10% of the total accounts receivable.

      During the years ended December 31, 2004, 2003, and 2002, no customers accounted for more than 10% of sales.

      For the years ended December 31, 2004, 2003, and 2002 sales to customers outside of the United States and Canada accounted for approximately 18%, 16%, and 10%, respectively, of revenues. As of December 31, 2004, the Company had a single employee and minor assets located outside of the United States.

                                                                         % of Company Sales
                                                              -----------------------------------------
                         Region                                   2004           2003            2002
      ---------------------------------------------           ----------      ---------        --------
      North America (US and Canada) ...............              82%              84%              90%
      Latin America (Mexico, Central, South
        America, and Caribbean) ...................               4%               7%               4%
      Asia Pacific (China, Taiwan, Japan, other
        Pacific territories, Australia, New
        Zealand) ..................................               4%               2%               1%
      Europe (Western, Eastern, Russia) ...........               5%               3%               2%
      Middle East and Africa (a.k.a. E.M.E.A.) ....               5%               4%               3%

15.   Acquisitions

      Telaxis

      On April 1, 2003, Young Design merged with Telaxis. For accounting and financial reporting purposes, Young Design was treated as the acquiring company and the transaction was accounted for as a reverse merger. Young Design had voting control and majority representation on the Board of Directors after the merger with Telaxis. Young Design merged with Telaxis for various strategic reasons including the fact that Telaxis was a publicly traded vehicle providing a potential source of capital and liquidity.

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

      Telaxis' condensed balance sheet at fair value is as follows:

               (in thousands)                                  April 1, 2003
                                                               -------------
               Cash and cash equivalents................       $       7,421
               Property and equipment (held for sale)...               1,405
               Other assets.............................                 426
               Liabilities..............................              (1,166)
                                                               -------------
               Net assets acquired......................       $       8,086
                                                               =============

      KarlNet

      The Company acquired 100% ownership of KarlNet, Inc., a wireless software development company. The purchase price consisted of $1.8 million in cash and 1,000,000 shares of YDI stock. The shares were valued at $4.27 each, which was the average share price from May 12 - 14, 2004. The definitive acquisition agreement was signed and the acquisition was completed on May 13, 2004. Prior to the acquisition, KarlNet was an important supplier to YDI. YDI decided to purchase KarlNet to secure access to KarlNet's software source code used in YDI's current products as well as help us reduce our future costs of goods sold. The operations of KarlNet are included in the consolidated statement of operations after the acquisition date.

      The cost of the acquisition is as follows:

               (in thousands)
               Cash ..............................             $      1,800
               YDI stock .........................                    4,270
                                                               ------------
               Total consideration ...............             $      6,070
                                                               ============

      In addition, the definitive agreement for the acquisition of KarlNet provided for various contingent consideration. YDI will pay up to an additional $2.5 million over the two years following closing based on achievement of certain milestones and compliance with other conditions. As of December 31, 2004, no events have occurred that have triggered the obligation to pay any of the contingent consideration. Pursuant to the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), the Company believes the payment of any contingent consideration will be treated as additional cost of the acquisition as the contingencies are resolved.

      The final purchase price allocation is based on the fair value of KarlNet's balance sheet as of May 13, 2004 and is summarized as follows:

                  (in thousands)
                  Cash................................      $         99
                  Accounts receivable, net............               750
                  Inventory...........................               650
                  Property and equipment..............                99
                  Other assets........................                50
                  Identifiable intangible assets......             2,305
                  Goodwill............................             2,490
                  Liabilities.........................              (373)
                                                            ------------
                  Total consideration.................      $      6,070
                                                            ============

      The amount allocated to identifiable intangible assets was based on the present value of estimated future cash flows of the specific identifiable intangible assets.

      Intangible assets, with finite lives, are being amortized over their useful life, after they are placed in service.

      (in thousands)
      Goodwill...................     $   2,490  Not amortizable for financial or tax purposes
      Software in development....            80  Amortizable after placed in service
      Customer relationships.....         1,000  4 years
      Developed software.........         1,225  4 years

      The table includes the final value of intangibles other than goodwill. The goodwill from the KarlNet acquisition has been associated with the equipment business.

      Terabeam

      The Company acquired 100% ownership of Terabeam Corporation, a wireless telecommunications equipment company. The purchase price consists of 11,567,132 shares of YDI stock and the assumption of 574,706 warrants. The YDI shares were valued at $4.76 per share, which was the average share price from April 5 - 20, 2004. The definitive agreement was signed on April 14, 2004. The warrants were valued using the Black-Scholes method using actual remaining lives of each warrant and exercise price of each warrant, volatility of 205%, risk-free rate of interest of 3.67%, 0% dividend yield, and current stock price of $4.25. YDI acquired Terabeam for its strong balance sheet, its complementary product lines relating to YDI's own millimeter wave product offerings, and its component chipsets. The operations of Terabeam are included in the consolidated statement of operations following the acquisition on June 22, 2004.

      The cost of the acquisition is as follows:

            (in thousands)
            YDI stock.........................     $   55,059
            Warrants..........................            132
                                                   ----------
            Total consideration...............     $   55,191
                                                   ==========

      The purchase price allocation as of December 31, 2004 is based on the fair value of Terabeam's assets and liabilities are as follows:

               (in thousands)
               Cash .......................................      $   10,085
               Cash, restricted ...........................           5,876
               Marketable securities available-for-sale ...          34,229
               Accounts receivable, net ...................             300
               Inventory ..................................           1,310
               Property and equipment .....................             101
               Other assets ...............................             870
               Identifiable intangible assets .............           7,700
               Goodwill ...................................           3,382
               Liabilities ................................          (8,662)
                                                                 ----------
               Total consideration ........................      $   55,191
                                                                 ==========

      The amount allocated to identifiable intangible assets was based on the present value of estimated future cash flows of the specific identifiable intangible asset.

      The goodwill from the Terabeam acquisition has been associated with the equipment business. As of December 31, 2004, there were $3.3 million of net present value contingent lease liabilities still outstanding for the Terabeam acquisition. As these lease liabilities are settled, any difference between the net present value amount and final settlement amount will be booked to goodwill during the one year allocation period. These $3.3 million of contingent liabilities are included in our accrued expenses on the December 31, 2004 balance sheet.

      Intangible assets, with finite lives, are being amortized over their useful life, after they are placed in service.

      (in thousands)
      Goodwill..................     $  3,382  Not amortizable for financial or tax purposes
      Trade name................        3,600  Indefinite life - not amortizable
      Technology product........          900  6 years
      Technology product........        3,200  9 years

      Ricochet Networks

      On June 25, 2004, YDI Wireless acquired 100% of Ricochet Networks, Inc., a private wireless internet service provider. The purchase price consisted of approximately 42,000 shares of YDI stock, $3.0 million in cash, and a $300,000 note to the seller. The YDI shares were valued at $5.15 per share, which was the closing share price from on June 25, 2004 - the date the definitive agreement was signed. YDI acquired Ricochet to enter the wireless services business with an established subscriber base. In addition, Ricochet has considerable patents and other intellectual properties related to wireless mesh network equipment both from a manufacturing and network operations standpoint. The operations of Ricochet are included in the consolidated statement of operations after June 25, 2004.

      The cost of the acquisition is as follows:

               (in thousands)
               Cash ...................................          $     3,000
               YDI stock ..............................                  217
               Note payable ...........................                  300
                                                                 -----------
               Total consideration ....................          $     3,517
                                                                 ===========

      The final purchase price allocation is based on the fair market value of Ricochet's assets and liabilities as of June 25, 2004.

            (in thousands)                                       June 25, 2004
                                                                 -------------
            Cash and cash equivalents ....................       $         70
            Inventory ....................................              1,000
            Identifiable intangible assets ...............              1,850
            Property and equipment .......................                785
            Goodwill .....................................                200
            Other assets .................................                 87
            Liabilities ..................................               (475)
                                                                 ------------
            Net assets acquired ..........................       $      3,517
                                                                 ============

      The amount allocated to identifiable intangible assets was based on the present value of estimated future cash flows of the specific identifiable intangible asset.

      Intangible assets, with finite lives, are being amortized over their useful life, after they are placed in service.

      (in thousands)
      Goodwill..................     $    200  Not amortizable for financial or tax purposes
      Trade name................          150  Indefinite life - not amortizable
      Patented technology.......        1,700  5 years

      The table includes the final value of intangibles other than goodwill. The goodwill from the Ricochet acquisition has been associated with the service business.

      Unaudited pro forma results of operations for the two years ended December 31, 2004 and 2003 are included below. Such pro forma information assumes that the above acquisitions had occurred as of January 1, 2004 and 2003, respectively. This summary is not necessarily indicative of what the Company's results of operations would have been if the Company had been a combined entity during such periods, nor does it purport to represent results of operations for any future periods. For the year ended December 31, 2003, Ricochet has been excluded from the pro forma due to the fact that no separate results are available because it was one of many divisions of a company.

                   Pro-forma Combined Statement of Operations
                  For the twelve months ended December 31, 2004
                    (in thousands, except for per share data)
                                   (unaudited)

                                          YDI                       Terabeam      Ricochet
                                       For the       KarlNet        For the       For the
                                        twelve       For the      period from   period from
                                        months     period from    January 1,    January 1,
                                        ended       January 1,      2004 to       2004 to
                                       December    2004 to May     June 22,      June 25,
                                       31, 2004      13, 2004        2004          2004       Adjustments        Pro Forma
                                       --------      --------        ----          ----       -----------        ---------
Revenue ..........................     $ 22,897      $  2,103      $  1,408      $  2,236      $   (100)  (1)     $ 28,544
                                       ----------------------------------------------------------------           --------
Income (loss) before .............                                                                        (3)
  extraordinary items and ........                                                                        --
  accounting changes .............       (1,348)         (340)      (17,616)         (398)         (785)  (6)      (20,487)
                                       ----------------------------------------------------------------           --------
Net income (loss) ................     $ (1,346)     $   (340)     $(17,445)     $   (398)         (785)          $(20,314)
                                       ================================================================           ========
Weighted average shares ..........       19,792         1,000        11,567            42        (6,724)  (7)       25,677
                                       ================================================================           ========
Loss per share ...................     $  (0.07)                                                                  $  (0.79)
                                       ========                                                                   ========

                                   Adjustments
                                   -----------

KarlNet
-------
(1)      Revenue (eliminating intercompany sales)...................................     $     (100)
(2)      Cost of goods sold (eliminating intercompany purchases)....................           (100)
(3)      Cost of goods sold (amortization on intangible assets acquired) ...........             200
(4)      Selling expense (amortization on intangible assets acquired)...............             150

Ricochet
--------
(5)      Amortization on intangible intellectual property acquired..................     $       185

Terabeam
--------
(6)      Amortization on intangible intellectual property acquired..................     $       250

Weighted average shares
-----------------------
(7)      To remove the effect of issuing the shares mid-year........................          (6,724)

                   Pro-forma Combined Statement of Operations
                      For the Year Ended December 31, 2003
                    (in thousands, except for per share data)
                                   (unaudited)

                                                      Telaxis
                                                      for the
                                                       three
                                         YDI           months       KarlNet      Terabeam
                                       December        ended       September     December
                                       31, 2003       3/31/03      30, 2003      31, 2003   Adjustments             Pro Forma
                                       --------       -------      --------      --------   -----------             ---------
Revenue ..........................     $ 27,241      $      5      $  3,842      $  5,172      $   (175)     (1)     $ 36,085
Income (loss) before extraordinary                                                                           (2)
 items and accounting changes ....          300        (2,320)         (277)      (63,514)       (1,200)     (3)      (67,011)
Net income (loss) ................     $  4,647      $ (2,320)     $   (277)     $(63,514)     $ (1,200)             $(62,664)
                                       ================================================================
Weighted average shares ..........       12,571         4,177         1,000        11,567        (3,136)     (4)       26,179
                                       ================================================================
Earnings (loss) per share from
continued operations- basic and
diluted ..........................     $   0.37                                                                      $  (2.39)
                                       ========                                                                      ========

                                   Adjustments
                                   -----------

KarlNet
-------
(1)        Revenue (eliminating intercompany sales).............................................   $    (175)
(2)        Eliminating intercompany purchases and amortization on intangible assets acquired....          700

Terabeam
--------
(3)        Amortization on intangible intellectual property acquired............................          500

Weighted average shares
-----------------------
(4)        To remove the effect of issuing the shares mid-year..................................   $  (3,136)

16.   Quarterly Financial Data (unaudited)

                                                       Quarter
                                        (in thousands, except per share data)
----------------------------------------------------------------------------------------------------------------------
2004                                                       First           Second            Third             Fourth
------------------------------------------------        ---------        ---------         ---------         ---------
Revenue ........................................        $   6,017        $   4,733         $   6,370         $   5,777
Gross profit ...................................            2,466            1,540             2,688             2,789
Net income (loss) ..............................              303           (1,605)           (2,351)            2,307
Basic and diluted earnings (loss) per share ....        $    0.02        $   (0.10)        $   (0.09)        $    0.10
----------------------------------------------------------------------------------------------------------------------

                                                       Quarter
                                        (in thousands, except per share data)
-----------------------------------------------------------------------------------------------------------------------
2003                                                              First          Second          Third         Fourth
----------------------------------------------------------     ----------     ----------      ----------     ----------
  Revenue ................................................     $    6,436     $    7,229      $    8,029     $    5,547
  Gross profit ...........................................          1,998          2,268           4,288          2,973
  Income (loss) from continuing
   operations ............................................            106           (815)          1,053            (44)
  Extraordinary gain .....................................             --          4,347              --             --
  Net income (loss) ......................................            106          3,532           1,053            (44)
  Basic earnings (loss) per share from
   continuing operations .................................           0.01          (0.06)           0.08           0.00
  Basic earnings per share -
   extraordinary item ....................................             --           0.32              --             --
  Basic earnings per share ...............................           0.01           0.26            0.08           0.00
  Diluted earnings (loss) per share from
   continuing operations .................................           0.01          (0.06)           0.07           0.00
  Diluted earnings per share -
   extraordinary item ....................................             --           0.32              --             --
  Diluted earnings per share .............................     $     0.01     $     0.26      $     0.07     $     0.00
-----------------------------------------------------------------------------------------------------------------------

      Earnings (loss) per share calculations for each of the quarters are based on the weighted average shares outstanding for each period. The sum of the quarters may not necessarily be equal to the full year earnings per share amounts.

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

      In June 2003, we elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. We understand that a large majority of the other issuer defendants have also elected to participate in this proposed settlement. If ultimately approved by the court, this proposed settlement would result in the dismissal, with prejudice, of all claims in the litigation against us and against the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants. The proposed settlement provides that the insurers of the participating issuer defendants will guarantee that the plaintiffs in the cases brought against the participating issuer defendants will recover at least $1 billion. This means there will be no monetary obligation to the plaintiffs if they recover $1 billion or more from the underwriter defendants. In addition, we and the other participating issuer defendants will be required to assign to the plaintiffs certain claims that the participating issuer defendants may have against the underwriters of their IPOs.

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

      Consummation of the proposed settlement remains conditioned on, among other things, receipt of both preliminary and final court approval. Formal settlement documents were submitted to the court in June 2004, together with a motion asking the court to preliminarily approve the form of settlement. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, opposed preliminary approval of the proposed settlement of those cases. On February 15, 2005, the court issued an order preliminarily approving the proposed settlement in all respects but one. The plaintiffs and the issuer defendants are in the process of assessing whether to proceed with the proposed settlement, as modified by the court. If the plaintiffs and the issuer defendants elect to proceed with the proposed settlement, as modified by the court, they will submit revised settlement documents to the court. The underwriter defendants may then have an opportunity to object to the revised settlement documents. If the court preliminarily approves the proposed settlement, notice of the terms of the proposed settlement be sent to all proposed class members and a hearing will be scheduled at which any objections to the proposed settlement may be heard. Thereafter, the court will determine whether to grant final approval to the proposed settlement.

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

                                   Schedule II

                        Valuation and Qualifying Accounts

              For the years ended December 31, 2004, 2003 and 2002

                                 (in thousands)

                                                        Balance at the                                      Balance at the
                                                         beginning of                                          end of the
                                                            period          Additions        Deductions          period
                                                        --------------     ----------       ----------      --------------
December 31, 2002:
  Allowance for uncollectible accounts ............       $       71       $      384       $     (270)       $      185
  Inventory allowance .............................              264               11              (99)              176
  Deferred tax allowance ..........................               --               --               --                --
                                                          ----------       ----------       ----------        ----------

December 31, 2003:
  Allowance for uncollectible accounts ............       $      185       $      769       $     (749)       $      205
  Inventory allowance .............................              176               24               --               200
  Deferred tax allowance ..........................               --              127               --               127
                                                          ----------       ----------       ----------        ----------

December 31, 2004:
  Allowance for uncollectible accounts ............       $      205       $    1,544       $   (1,159)       $      590
  Inventory allowance .............................              200              400               --               600
  Deferred tax allowance ..........................              127            1,387               --             1,514
                                                          ----------       ----------       ----------        ----------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   Not applicable.

Item 9A. Controls and Procedures.

   Evaluation of disclosure controls and procedures

      Based on their evaluation as of December 31, 2004, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of that date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC's rules and forms. In coming to this conclusion, our Chief Executive Officer and Chief Financial Officer considered the matters described under the next heading.

   Internal control over financial reporting

      Under current SEC regulations, we are not currently required to evaluate or provide a report on our internal control over financial reporting. However, we have begun our analysis on that subject to better prepare us for the time when we will be required to evaluate and provide a report on our internal control over financial reporting. Our independent auditors did provide us with its unqualified audit opinion contained in this annual report on Form 10-K relating to our financial statements for the years ended December 31, 2004 and 2003. In connection with its annual audit and review procedures, our independent auditor considered and provided input to us relating to our internal control over financial reporting. Our auditor expressed concern that certain of our internal control procedures regarding the reliability of financial reporting and the preparation of our financial statements have two material weaknesses. Upon discovery of these concerns, our auditors performed numerous additional audit procedures relating to our financial statements for the years ended December 31, 2004 and 2003 before rendering their audit opinion.

      The two material weaknesses consisted of the following:

      o     Weaknesses in period-end financial reporting process

                  o General. We do not have a well-defined and organized closing process. The result was a delay in producing financial reports and schedules needed for the audit process, numerous errors in various schedules prepared for the audit, the need for a number of significant and material adjusting entries that were identified during the audit process, and the incursion of extra audit fees to perform the additional work.

                  o Documentation of the closing process. We do not use a checklist to manage the closing process documenting who will perform each procedure, who will review each procedure, and when completion and review of each procedure is due and is accomplished. We do not have an organized process for saving schedules and reconciliations to identify and calculate pre-audit adjusting entries and support amounts in the basic financial statements, in the financial statement footnotes, and in other parts of our annual report on Form 10-K.

                  o Controls over non-routine and non-systematic transactions. We need better control over non-routine and non-systematic transactions that are often more complex when it comes to accounting and valuation issues. We need to better research and carefully document the accounting principles and procedures to be followed when these non-routine transactions occur.

                  o Review of the allowance for doubtful accounts. We currently adjust our allowance for doubtful accounts based on percentages applied to each aging group. While we believe this provides a reasonable basis to begin evaluating the allowance, we need to assess other factors when considering the allowance for doubtful accounts.

      o     Weaknesses in the review and approval of the accounting function

                  o General. Many of the accounting functions have been done by a single person. There is no documented process for the review of the work product of that person by a member of management. Significant and material adjusting entries were identified during the audit process that appeared to be due to errors made by the single person.

                  o Journal entry support and approval. Many of our journal entries lacked proper support and approval by a responsible employee. Also, many of the explanations accompanying the entries were inadequate.

      In addition to the material weaknesses identified above, our auditors also identified other internal control significant deficiencies that were not concluded to constitute material weaknesses.

   Changes in internal control over financial reporting

      There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Given the inputs from our auditor described above and our own analysis relating to our internal control over financial reporting, we expect to make changes to those internal controls in the near future.

Item 9B. Other Information.

      Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      Information appearing under the captions "Board of Directors, Executive Officers, and Key Employees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our 2005 annual meeting of stockholders (the "2005 Proxy Statement") responsive to this Item is hereby incorporated by reference.

Code of Ethics

      We have adopted a statement of business conduct and code of ethics that applies to all of our directors, officers, and employees, including our principal executive officer, principal financial officer, and principal accounting officer and controller. This statement has been posted on our website (http://www.terabeam.com/corporate/ethics.php) and was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 11. Executive Compensation.

      Information appearing under the caption "Executive Compensation" in our 2005 Proxy Statement responsive to this Item is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      Information appearing under the caption "Security Ownership of Certain Beneficial Owners and Our Directors and Management" responsive to this Item in our 2005 Proxy Statement is hereby incorporated by reference.

      Information relating to our equity compensation plans as of December 31, 2004 appears above under Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions

      Information appearing under the caption "Material Relationships and Related Party Transactions" in our 2005 Proxy Statement responsive to this Item is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services

      Information appearing under the caption "Independent Public Accountants" in our 2005 Proxy Statement responsive to this Item is hereby incorporated by reference.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

                                              YDI WIRELESS, INC.


Date: March 31, 2005                         By:   /s/ Robert E. Fitzgerald
                                                 -------------------------------
                                                      Robert E. Fitzgerald,
                                                     Chief Executive Officer

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

          Signature                            Title                                 Date
          ---------                            -----                                 ----
 /s/ Robert E. Fitzgerald        Chief Executive Officer and Director          March 31, 2005
---------------------------      (principal executive officer)
 Robert E. Fitzgerald

                                 Chief Financial Officer and Treasurer         March 31, 2005
 /s/ Patrick L. Milton           (principal financial and accounting
---------------------------      officer)
 Patrick L. Milton

 /s/ Daniel A. Saginario
---------------------------      Chairman of the Board of Directors            March 31, 2005
 Daniel A. Saginario

 /s/ John W. Gerdelman
---------------------------      Director                                      March 31, 2005
 John W. Gerdelman

 /s/ Daniel R. Hesse
---------------------------      Director                                      March 31, 2005
 Daniel R. Hesse

 /s/ Gary E. Rieschel
---------------------------      Director                                      March 31, 2005
 Gary E. Rieschel

 /s/ Robert A. Wiedemer
---------------------------      Director                                      March 31, 2005
 Robert A. Wiedemer

                                  EXHIBIT INDEX

  Exhibit
   Number                               Description of Document
  -------
   2.1 Agreement and Plan of Merger by and among the Registrant, T-Rex Acquisition Corporation, and Terabeam Corporation dated as of April 14, 2004 (1)

   2.2 Agreement and Plan of Merger by and among the Registrant, KFire Merger Corporation, KarlNet, Inc., Douglas J. Karl, and Elise L. Karl dated as of May 13, 2004 (2)

   2.3 Agreement and Plan of Merger by and between Telaxis Communications Corporation and Young Design, Inc. dated as of March 17, 2003 (3)

   2.4 Agreement and Plan of Merger and Reincorporation by and between Telaxis Communications Corporation and YDI Wireless, Inc. dated as of June 23, 2003 (4)

   3.1 Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on May 5, 2003 (5)

   3.2 Certificate of Merger of Telaxis Communications Corporation with and into YDI Wireless, Inc. as filed with the Delaware Secretary of State on July 7, 2003 (5)

   3.3          By-laws of the Registrant (5)

   4.1 Form of certificate evidencing ownership of common stock of the Registrant (5)

   4.2 Rights Agreement by and between the Registrant and Registrar and Transfer Company, as Rights Agent dated as of May 18, 2001 (6)

   4.3 Amendment No. 1 to Rights Agreement by and between the Registrant and Registrar and Transfer Company, as Rights Agent dated as of September 9, 2002 (7)

   4.4 Amendment No. 2 to Rights Agreement by and between the Registrant and Registrar and Transfer Company, as Rights Agent dated as of March 17, 2003 (3)

   4.5 Amendment No. 3 to Rights Agreement by and between the Registrant and Registrar and Transfer Company, as Rights Agent dated as of May 15, 2003 (8)

   10.1*        Incentive Stock Option Plan of 1986 of the Registrant (9)

   10.2*        1987 Stock Plan of the Registrant (9)

   10.3*        1996 Stock Plan of the Registrant (9)

   10.4*        Amendment No. 1 to 1996 Stock Plan of the Registrant (10)

   10.5*        1997 Stock Plan of the Registrant (9)

   10.6*        Amendment No. 1 to 1997 Stock Plan of the Registrant (10)

   10.7*        1999 Stock Plan of the Registrant (9)

   10.8*        Amendment No. 1 to 1999 Stock Plan of the Registrant (10)

   10.9*        2001 Nonqualified Stock Plan of the Registrant (11)

   10.10*       Amendment No. 1 to 2001 Nonqualified Stock Plan of the
                Registrant (10)

   10.11*       Young Design, Inc. 2002 Stock Incentive Plan (12)

   10.12*       2004 Stock Plan of the Registrant (10)

   10.13* Form of Non-Qualified Stock Option Agreement to be issued to Directors of the Registrant upon Initial Election or Appointment to Board of Directors (13)

   10.14* Form of Non-Qualified Stock Option Agreement to be issued to Incumbent Directors of the Registrant on an Annual Basis (13)

   10.15*       Form of Incentive Stock Option Agreement for Executive Officers
                (13)

  Exhibit
   Number                               Description of Document
  -------
   10.16* Form of Indemnification Agreement, a substantially similar version of which was entered between the Registrant and each of Messrs. Fitzgerald, Saginario, Wiedemer, Milton, and Renauld
                (14)

   10.17* Policy Statement Concerning the Compensation of Directors of the Registrant who are not Insiders, dated February 9, 2005 (13)

   10.18* Employment Agreement between the Registrant and Robert E. Fitzgerald dated as of February 9, 2005 (13)

   10.19* Non-Qualified Stock Option Agreement between the Registrant and Robert E. Fitzgerald dated as of February 9, 2005 (13)

   10.20* Employment Agreement between the Registrant and Thomas Bennett dated as of December 13, 2004 (15)

   10.21* Employment Agreement by and between Young Design, Inc. and Michael F. Young dated as of March 1, 1999 (8)

   10.22* Employment Agreement by and between the Registrant and David L. Renauld dated as of December 19, 2000 (16)

   10.23* Amendment 1 to Employment Agreement by and between the Registrant and David L. Renauld dated as of August 29, 2002 (17)

   10.24* Amendment 2 to Employment Agreement by and between the Registrant and David L. Renauld dated as of January 24, 2003
                (18)

   10.25 Secured Promissory Note from KarlNet, Inc. in favor of the Registrant dated May 13, 2004 (2)

   10.26 Security Agreement between KarlNet, Inc. and the Registrant dated as of May 13, 2004 (2)

   10.27        Stock Purchase Agreement between the Registrant and Michael F.
                Young dated as of September 14, 2004 (19)

   10.28 Indemnification Agreement by and among the Registrant, Merry Fields, LLC, Concorde Equity, LLC, and Michael F. Young dated as of March 17, 2003 (3)

   10.29 Form of Convertible Promissory Note of Terabeam Corporation, a substantially similar version of which has been offered to various former stakeholders of Harmonix Corporation, reflecting indebtedness in the aggregate principal amount of $2,500,000

   10.30 Lease Agreement by and between Young Design, Inc. and Merry Fields, LLC dated as of August 24, 2000 (8)

   10.31 Lease by and between the Registrant and O'Leary-Vincunas LLC dated November 1, 2000 (16)

   10.32 First Amendment to Lease by and between the Registrant and O'Leary-Vincunas LLC dated January 20, 2003 (18)

   10.33 Lease by and between the Registrant and The Irvine Company dated as of March 1, 2004 (20)

   10.34 Office Lease by and between Ricochet Networks, Inc. and 1400 Glenarm Place Venture dated as of February 1, 2005, with related Guaranty by the Registrant in favor of 1400 Glenarm Place Venture

   10.35 Metro I Standard Office Lease by and between KarlNet, Inc. and CB Partners Limited Partnership dated as of January 30, 2001

   10.36 First Amendment and Extension of Lease Agreement by and between KarlNet, Inc. and CB Partners Limited Partnership dated November 14, 2002

   10.37 Second Amendment and Extension of Lease Agreement by and between KarlNet, Inc. and CB Partners Limited Partnership dated September 22, 2003

   10.38 Third Amendment and Extension of Lease Agreement by and between KarlNet, Inc. and CB Partners Limited Partnership dated January 28, 2004

  Exhibit
   Number                               Description of Document
  -------
   21.1         Subsidiaries of the Registrant (21)

   23.1         Consent of Fitzgerald, Snyder & Co., P.C.

   31.1         Certification of Chief Executive Officer Pursuant to Rule
                13a-14(a)

   31.2         Certification of Chief Financial Officer Pursuant to Rule
                13a-14(a)

   32.1 Certification Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350 of Chapter 63 of Title 18 of the United States Code)

   99.1 Stockholder Agreement by and among the Registrant and Mobius Technology Ventures VI, L.P., Mobius Technology Ventures Advisors Fund VI, L.P., Mobius Technology Ventures Side Fund VI, L.P., Softbank US Ventures VI, L.P., Softbank Technology Ventures Advisors Fund V, L.P., Softbank Technology Ventures Entrepreneurs Fund V, L.P., and Softbank Technology Ventures V, L.P. dated as of April 14, 2004 (1)

   99.2 Stockholder Agreement by and among the Registrant and SOFTBANK Capital Partners, L.P., SOFTBANK Capital LP, and SOFTBANK Capital Advisors Fund LP. dated as of April 14, 2004 (1)

   99.3 Lock-up Agreement by and among the Registrant and Mobius Technology Ventures VI, L.P., Mobius Technology Ventures Advisors Fund VI, L.P., Mobius Technology Ventures Side Fund VI, L.P., Softbank US Ventures VI, L.P., Softbank Technology Ventures Advisors Fund V, L.P., Softbank Technology Ventures Entrepreneurs Fund V, L.P., and Softbank Technology Ventures V, L.P. dated as of April 14, 2004 (1)

   99.4 Lock-up Agreement by and among the Registrant and SOFTBANK Capital Partners, L.P., SOFTBANK Capital LP, and SOFTBANK Capital Advisors Fund LP. dated as of April 14, 2004 (1)

   99.5 Form of Noncompetition Agreement, a substantially similar version of which was entered between the Registrant and each of Douglas J. Karl and Elise L. Karl dated as of May 13, 2004 (2)

   99.6 Stock Purchase Agreement by and between the Registrant and Ricochet Investments, LLC dated as of June 25, 2004 (22)

   99.7 Promissory Note in the amount of $300,000 from the Registrant and its subsidiaries in favor of Ricochet Investments, LLC dated June 25, 2004 (22)

   99.8 Non-Competition and Confidentiality Agreement by and among Victor Mitchell, Ricochet Networks, Inc., and the Registrant dated as of June 25, 2004 (22)

   99.10 Guarantee from Victor Mitchell in favor of the Registrant dated as of June 25, 2004 (22)

----------
All non-marked exhibits are filed herewith.
* Management contract or compensatory plan.

     (1) Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on April 16, 2004.
     (2) Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on May 20, 2004.
     (3) Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on March 20, 2003.
     (4) Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on July 16, 2003.
     (5) Incorporated herein by reference to the same-numbered exhibit to Form 10-Q filed with the SEC on August 14, 2003.
     (6) Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on May 21, 2001.
     (7) Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on September 12, 2002.
     (8) Incorporated herein by reference to the exhibits to Form 10-Q filed with the SEC on August 14, 2003.
     (9) Incorporated herein by reference to the exhibits to Form S-1 filed with the SEC on September 27, 1999 (File No. 333-87885).
     (10) Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on September 15, 2004.
     (11) Incorporated herein by reference to the exhibits to Form 10-Q filed with the SEC on August 10, 2001.
     (12) Incorporated herein by reference to the exhibits to Form S-8 filed with the SEC on April 11, 2003 (File

                No. 333-104481).
     (13) Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on February 15, 2005.
     (14) Incorporated herein by reference to the exhibits to Form 10-Q filed with the Commission on November 14, 2000.
     (15) Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on December 27, 2004.
     (16) Incorporated herein by reference to the exhibits to Form 10-K filed with the SEC on March 28, 2001.
     (17) Incorporated herein by reference to the exhibits to Form 10-Q filed with the SEC on November 14, 2002.
     (18) Incorporated herein by reference to the exhibits to Form 10-K filed with the SEC on March 31, 2003.
     (19) Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on September 21, 2004.
     (20) Incorporated herein by reference to the exhibits to Form S-2 filed with the SEC on April 5, 2004 (File No. 333-114208).
     (21) Incorporated herein by reference to the exhibits to Form S-4/A filed with the SEC on October 28, 2004 (File No. 333-111110).
     (22) Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on July 8, 2004.