Form 10-Q
period 2005-03-31
YDI WIRELESS INC
filed 2005-05-12
CIK 712511

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------
                                    FORM 10-Q
                                  ------------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |_| No |X|

      As of April 30, 2005, there were 22,412,724 shares of the registrant's common stock outstanding.

================================================================================

                               YDI WIRELESS, INC.
                                      INDEX

                                                                                          PAGE NO.
                                                                                         ----------
PART I.          FINANCIAL INFORMATION

       Item 1.       Consolidated Financial Statements ................................      3

                        Consolidated Balance Sheets as of March 31, 2005 (unaudited)
                          and December 31, 2004 .......................................      4

                        Consolidated Statements of Operations for the three months
                          ended March 31, 2005 and 2004 (unaudited) ...................      5

                        Consolidated Statement of Changes in Stockholders' Equity for
                          the three months ended March 31, 2005 (unaudited) ...........      6

                        Consolidated Statements of Cash Flows for the three months
                          ended March 31, 2005 and 2004 (unaudited) ...................      7

                        Notes to Consolidated Financial Statements (unaudited) ........      8

       Item 2.       Management's Discussion and Analysis of Financial Condition and
                     Results of Operations ............................................     12

       Item 3.       Quantitative and Qualitative Disclosures about Market Risk .......     19

       Item 4.       Controls and Procedures ..........................................     19

PART II.         OTHER INFORMATION

       Item 1.       Legal Proceedings ................................................     22

       Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds ......     23

       Item 6.       Exhibits..........................................................     23

       SIGNATURE ......................................................................     23

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

Item 1. Financial Statements.

                               YDI WIRELESS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                    March 31,  December 31,
                                                                                       2005        2004
                                                                                   ------------------------
                                                                                   (unaudited)
Assets
Current assets:
   Cash and cash equivalents .....................................................   $ 34,984    $ 35,368
   Investment securities - available-for-sale ....................................      3,584       5,369
   Accounts receivable, net ......................................................      2,884       2,972
   Refundable income taxes .......................................................          2         151
   Inventory .....................................................................      7,533       7,442
   Prepaid expenses ..............................................................        499         253
                                                                                     --------    --------

       Total current assets ......................................................     49,486      51,555

Property and equipment, net ......................................................      2,456       2,511

Other Assets:
   Restricted cash ...............................................................      5,138       5,136
   Goodwill ......................................................................      5,830       6,072
   Intangible assets, net ........................................................     11,717      11,919
   Deposits ......................................................................         97          91
                                                                                     --------    --------

       Total other assets ........................................................     22,782      23,218
                                                                                     --------    --------

       Total assets ..............................................................   $ 74,724    $ 77,284
                                                                                     ========    ========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses .........................................   $  5,364    $  6,965
   Deferred revenue ..............................................................        148         159
   Current maturities of notes payable ...........................................      2,779       2,899
                                                                                     --------    --------

       Total current liabilities .................................................      8,291      10,023

Notes payable, net of current maturities .........................................      1,345       1,270
                                                                                     --------    --------

       Total liabilities .........................................................      9,636      11,293

Commitments and contingencies

Stockholders' Equity
   Preferred stock, $0.01 par value; authorized 4,500,000, none issued at March
     31, 2005 and December 31, 2004 ..............................................         --          --
   Common stock, $0.01 par value, 100,000,000 shares authorized, 22,412,724 issued and outstanding at March 31, 2005 and 22,845,847 issued with 22,345,847
     outstanding  at December 31, 2004 ...........................................        224         228
   Additional paid-in capital ....................................................     58,559      59,637
   Retained earnings .............................................................      6,307       7,277
   Treasury stock ................................................................         --      (1,155)
   Accumulated other comprehensive income:
     Net unrealized gain (loss) on available-for-sale securities .................         (2)          4
                                                                                     --------    --------

       Total stockholders' equity ................................................     65,088      65,991
                                                                                     --------    --------

       Total liabilities and stockholders' equity ................................   $ 74,724    $ 77,284
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

                               YDI WIRELESS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                  -----------------------------
                                                       2005             2004
                                                  ------------     ------------

Revenues .....................................    $      6,597     $      6,017

Cost of goods sold ...........................           3,319            3,551
                                                  ------------     ------------

    Gross profit .............................           3,278            2,466

Operating expenses:
    Selling costs ............................             997              440
    General and administrative ...............           2,508            1,727
    Research and development .................             771              492
                                                  ------------     ------------

       Total operating expenses ..............           4,276            2,659
                                                  ------------     ------------

Operating income (loss) ......................            (998)            (193)

Other income (expenses):
    Interest income ..........................             221               24
    Interest expense .........................             (66)             (29)
    Other income (loss) ......................            (118)             503
                                                  ------------     ------------

       Total other income (expenses) .........              37              498
                                                  ------------     ------------

Income (loss) before income taxes ............            (961)             305

    Benefit (provision) for income taxes .....              (9)              (2)
                                                  ------------     ------------

Net income (loss) ............................    $       (970)    $        303
                                                  ============     ============

Weighted average shares - basic ..............      22,401,229       14,234,405
                                                  ============     ============
    EPS, basic ...............................    $      (0.04)    $       0.02
                                                  ============     ============

Weighted average shares - diluted ............      22,401,229       14,793,965
                                                  ============     ============
    EPS, diluted .............................    $      (0.04)    $       0.02
                                                  ============     ============

   The accompanying notes are an integral part of these financial statements.

                               YDI WIRELESS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005
                        (in thousands, except share data)

                                                                                                Accumulated
                                          Common Stock       Additional                            Other
                                     ---------------------    Paid-in     Retained    Treasury  Comprehensive
                                       Shares      Amount     Capital     Earnings     Stock    (Loss) Income   Total
                                     ----------   --------   ----------  ----------   --------  -------------  --------
Balances, January 1, 2005 ........   22,345,847   $    228    $ 59,637    $  7,277    $ (1,155)   $      4    $ 65,991
Treasury stock retired ...........           --         (5)     (1,150)         --       1,155          --          --
Exercise of stock options and
  warrants .......................       66,877          1          72          --          --          --          73
 Comprehensive income:
   Net income  (loss) ............           --         --          --        (970)         --          --        (970)
   Unrealized (loss) on
    investments ..................           --         --          --          --          --          (6)         (6)
                                     ----------   --------    --------    --------    --------    --------    --------

     Total comprehensive income ..           --         --          --        (970)         --          (6)       (976)
                                     ----------   --------    --------    --------    --------    --------    --------

Balances, March 31, 2005
  (unaudited) ....................   22,412,724   $    224    $ 58,559    $  6,307    $     --    $     (2)   $ 65,088
                                     ==========   ========    ========    ========    ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                               YDI WIRELESS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                                  --------------------
                                                                    2005        2004
                                                                  --------    --------
Cash flows from operating activities:
   Net income (loss) ..........................................   $   (970)   $    303
     Depreciation and amortization ............................        503          69
     Loss on write-down of investments available-for-sale .....        112          26
     Bad debt allowance (recovery) ............................        (90)        105
     Inventory allowance ......................................         59          --
     Changes in assets and liabilities affecting operations:
       Restricted cash ........................................         (2)         --
       Accounts receivable ....................................        178        (449)
       Refundable income taxes ................................        149          75
       Inventory ..............................................       (150)       (443)
       Deposits ...............................................         (6)         14
       Prepaid expenses .......................................       (245)        (78)
       Accounts payable and accrued expenses ..................     (1,359)        489
       Deferred revenue .......................................        (11)         --
                                                                  --------    --------

            Net cash provided by (used in) operating activities     (1,832)        111
                                                                  --------    --------

Cash flows from investing activities:
   Sale of securities .........................................      1,908         609
   Purchase of securities .....................................       (241)         --
   Proceeds on disposal of assets held for sale ...............         --          22
   Purchase of property and equipment .........................        (50)         --
   Investment in capitalized software .........................       (197)         --
                                                                  --------    --------

       Net cash provided by (used in) investing activities ....      1,420         631
                                                                  --------    --------

Cash flows from financing activities:
   Distributions to Merry Fields members ......................         --         (50)
   Exercise of stock options and warrants .....................         73         197
   Repayment of notes payable .................................        (45)        (62)
                                                                  --------    --------

       Net cash provided by (used in) financing activities ....         28          85
                                                                  --------    --------

Net increase (decrease) in cash and cash equivalents ..........       (384)        827
Cash and cash equivalents, beginning of period ................     35,368       8,990
                                                                  --------    --------

Cash and cash equivalents, end of period ......................   $ 34,984    $  9,817
                                                                  ========    ========

Supplemental disclosure of cash flow information:
   Cash paid for interest .....................................   $     66    $     29
                                                                  ========    ========
   Income taxes paid ..........................................   $      9    $      2
                                                                  ========    ========

   The accompanying notes are an integral part of these financial statements.

                               YDI WIRELESS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

      The consolidated financial statements of YDI Wireless, Inc. (the "Company" or "YDI") for the three month periods ended March 31, 2005 and 2004 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

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

      During 2004, YDI began operating in two different business areas. The first business is the historic operations of YDI as a designer, manufacturer, and seller of wireless telecommunications equipment ("Equipment"). The second business is as a wireless Internet service provider ("Services") in several major metropolitan cities. This business was acquired with the Ricochet Networks acquisition during the second quarter of 2004. There are no significant inter-company transactions which affect the revenue or expenses of either business.

      Summarized information for our Equipment and Services businesses for the first quarter ended March 31, 2005 is as follows:

                                         Equipment      Services      Total
Assets..............................   $     70,839   $     3,885   $    74,724
Revenue.............................   $      5,908   $       689   $     6,597
Operating income (loss) ............   $       (379)  $      (591)  $      (970)

      The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2.    Stock Based Compensation

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), but applied the intrinsic value method set forth in Accounting Principles Board Opinion No. 25. No compensation expense has been recognized in connection with options, as all options have been granted with an exercise price equal to the fair value of the Company's common stock on the date of grant. The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions for 2005 and 2004: risk-free interest rate of 3.58% and 3.67%, expected life of 5 years, volatility 111% and 205% and dividend rate of zero percent, respectively. Using these assumptions, the fair value of the stock options granted in 2005 and 2004 was $2.69 and $5.34, respectively, which would be amortized as compensation expense over the vesting period of the options.

      If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income per share would have been changed to the pro forma amount indicated below (in thousands, except per share amounts):

                                                                           March 31,
                                                                   --------------------------
                                                                       2005           2004
                                                                   -----------    -----------
                                                                   (unaudited)    (unaudited)
Net income (loss) attributable to common stockholders, as
    reported: ..................................................   $      (970)   $       303
Less: Total stock based employee compensation expense determined
    under the fair value based method for all awards ...........           724             75
                                                                   -----------    -----------

Pro forma net income (loss) attributable to common stockholders    $    (1,694)   $       228
                                                                   ===========    ===========

Basic net income (loss) per common share, as reported ..........   $     (0.04)   $      0.02
                                                                   ===========    ===========
Basic net income (loss) per common share, pro forma ............   $     (0.08)   $      0.02
                                                                   ===========    ===========
Diluted net income (loss) per common share, as reported ........   $     (0.04)   $      0.02
                                                                   ===========    ===========
Diluted net income (loss) per common share, pro forma ..........   $     (0.08)   $      0.02
                                                                   ===========    ===========

3.    Comprehensive Income (Loss)

      The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." During the three months ended March 31, 2005, and 2004, the Company had comprehensive income (loss) of $(976) and $49, respectively, including approximately $(6) and $(254) (unaudited), respectively, of unrealized (losses) gains on available-for-sale investments, net of income taxes of $0, and $0.

4.    Inventory

      Inventory consisted of the following as of the dates shown in the table below:

    (in thousands)
                                              March 31,      December 31,
                                                2005             2004
                                            -------------    -------------
                                             (unaudited)
    Raw materials .......................   $       1,865    $       1,968
    Work in process .....................             199              124
    Finished goods ......................           6,128            5,950
                                            -------------    -------------
                                                    8,192            8,042
    Allowance for excess and obsolescence            (659)            (600)
                                            -------------    -------------
    Net Inventory .......................   $       7,533    $       7,442
                                            =============    =============

5.    Earnings per share

                                                          March 31,
                                                  --------------------------
                                                      2005           2004
                                                  -----------    -----------
                                                  (unaudited)    (unaudited)
Numerator (in thousands):

     Net income (loss) ........................   $      (970)   $       303
                                                  ===========    ===========

Denominator- weighted average shares:

     Denominator for basic earnings per share .    22,401,229     14,234,405

     Dilutive effect of stock options .........            --        559,560
                                                  -----------    -----------

     Denominator for diluted earnings per share    22,401,229     14,793,965
                                                  ===========    ===========

     Basic earnings (loss) per share ..........         (0.04)   $      0.02
                                                  ===========    ===========

     Diluted earnings (loss) per share ........   $     (0.04)   $      0.02
                                                  ===========    ===========

      For the three-month periods ended March 31, 2005 and 2004, stock options and warrants to purchase approximately 538,000 and 323,000, respectively, shares of common stock were outstanding, but were not included in the computation of diluted net income per share because the exercise price of the stock options was greater than the average share price of the Company's stock for the applicable period so the effect would have been anti-dilutive.

6.    Concentrations

      During the three months ended March 31, 2005 and 2004, one customer accounted for 11% of sales, but in each period ending it was a different customer.

      The Company maintains its cash, cash equivalent, and restricted cash balances in several banks. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per bank. At March 31, 2005 and 2004, the uninsured portion totaled approximately $39.3 million and $9.6 million, respectively.

7.    Acquisitions

      On May 13, 2004, YDI acquired KarlNet and as part of the definitive agreement for the acquisition of KarlNet there were provisions within the agreement that provided for various contingent consideration after the initial acquisition date. YDI will pay up to an additional $2.5 million over the two years following closing based on achievement of certain milestones and compliance with other conditions. As of March 31, 2005, no events have occurred that have triggered the obligation to pay any of the contingent consideration. Pursuant to the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), the Company believes the payment of any contingent consideration will be treated as additional cost of the acquisition as the contingencies are resolved.

8.    Convertible debt

      The Company assumed convertible notes as part of the Terabeam acquisition. The convertible notes' aggregate principal amount totals $2.5 million. The notes mature in July 2005, with interest only payments at an annual rate of 6.75% in quarterly installments. At the discretion of holders of the notes, the notes are convertible into shares of the Company's common stock beginning in July 2004, based on a value of $27.27 per share of common stock or 91,675 shares. If the conversion option is not elected prior to July 12, 2005, the holders will receive the principal of $2.5 million in cash on the maturity date. The Company has classified the convertible notes as a short-term liability on the accompanying balance sheet as of March 31, 2005.

9.    Restricted cash

      As part of the Terabeam acquisition, YDI Wireless acquired restricted cash. As of March 31, 2005, the restricted cash amounted to $5.1 million which consisted of $0.1 as collateral for letters of credit relating to lease obligations and $5.0 million held in an indemnification trust for the benefit of former Terabeam directors and officers. This trust was established by Terabeam in January 2002, and the funds are managed by an unrelated trustee. To date, no claims have been asserted against the trust funds. The trust expires in 2007 and any remaining funds will be distributed to the Company.

10.   Investment securities

      Other income (loss) for the three months ended March 31, 2005 included a loss of $112,000 due to a decline in value deemed to be other than temporary on our investment securities - available for sale due to rising interest rates and a decline in one of our equity positions during the period.

11.   Contingencies

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

      Consummation of the proposed settlement remains conditioned on obtaining both preliminary and final court approval. Formal settlement documents were submitted to the court in June 2004, together with a motion asking the court to preliminarily approve the form of settlement. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, opposed preliminary approval of the proposed settlement of those cases. On February 15, 2005, the court issued an order preliminarily approving the proposed settlement in all respects but one. In response to this order, the plaintiffs and the issuer defendants have submitted revised settlement documents to the court. The underwriter defendants may object to the revised settlement documents. If the court preliminarily approves the proposed settlement, notice of the terms of the proposed settlement will be sent to all proposed class members and published in several newspapers and on the Internet. The court will also schedule a fairness hearing at which any objections to the proposed settlement may be heard. Thereafter, the court will determine whether to grant final approval to the proposed settlement.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      We are a designer and manufacturer of broadband wireless equipment and systems in the licensed-free wireless products communications industry. Our point-to-point (PTP) and point-to-multipoint (PTM) systems are primarily used by wireless operators to connect their base stations to other base stations and to existing wire line networks. We continually invest in the development and introduction of wireless products in the marketplace in an effort to provide customers with the best price/performance ratio for license-free wireless communications. During 2004 and 2003, we made a strategic decision to expand our product suite to include high bandwidth PTP backhaul products that would complement our 802.11b PTM TeraStar(TM) and TeraStar(TM) Turbo product offerings. Therefore, rather than design such backhaul products on our own, we purchased inventory as well as license rights to manufacture and sell what we call our TeraBridge(TM) products. In addition, through our acquisition of Terabeam Corporation, we also acquired our high-end GigaLink(R) millimeter wave product suite and our TeraOptic(TM) free space optics (FSO) product. These products continue to give us a broad product line within this large market segment. Our PTP products primarily enable service providers, businesses, and other enterprises to expand or establish private networks by bridging data traffic among multiple facilities. In addition, our enhanced PTM systems, known as our TeraMax(TM) product suite, enables service providers, businesses, and other enterprises to connect multiple facilities within a geographic area to a central hub. We also believe that our diverse and expanding customer base as well as our market and industry experience makes us a strong competitor in the wireless communications market. In addition, we are an experienced designer of turnkey long distance wireless systems for applications such as wireless Internet, wireless video, wireless local area networks (LANs), wireless wide area networks (WANs), and private wireless networks.

      We also have had a wireless Internet service provider business since the acquisition of Ricochet Networks in June 2004. Our services business is currently operated in the United States in Denver and Aurora, Colorado and San Diego, California. We are actively considering the expansion of the Ricochet(R) network, particularly in those cities where Ricochet infrastructure has previously been deployed. In addition to our current model of providing high speed mobile wireless Internet services to primarily individuals, we are considering offering those services to various municipal departments and personnel for mobile communications, especially homeland security, fire, safety, health and welfare requirements. Finally, we are exploring opportunities to offer the Ricochet services on a wholesale level to parties interested in reselling our services on a private label or co-labeled basis.

      For the quarter ended March 31, 2005, the revenue and operating loss for our equipment business were $5.9 million and $379,000, respectively, and the revenue and operating loss for our services business were $689,000 and $591,000, respectively. As of March 31, 2005, assets of our equipment business were $70.8 million and assets of our services business were approximately $3.9 million. Thus, our services business constituted approximately 10% of our overall revenue and approximately 59% of our operating loss for that quarter.

      Effective May 13, 2004, we acquired KarlNet, Inc., a wireless software development company. Effective June 22, 2004, we acquired Terabeam Corporation, a wireless telecommunications company. Effective June 25, 2004, we acquired Ricochet Networks, Inc., a wireless Internet service provider. The financial results of these companies from and after the dates of acquisition are included in the financial results reported herein.

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

   Goodwill

      Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As of March 31, 2005, no impairment losses have been recognized on any of our acquired goodwill.

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

      Our intangible assets include purchased technology and various assets acquired in business combination transactions. Assets acquired in business combination transactions include existing hardware technologies, trade names, existing software technologies, customer relationships and patents. Some of these assets have finite useful lives and some have indefinite useful lives. As of March 31, 2005, no impairment losses have been recognized on any of the intangible assets we owned.

   Capitalized Software

      We have capitalized software costs of approximately $1.2 million, net of amortization, related to software products available for sale. We are amortizing those costs over the expected lives of the products. The annual amortization will be the straight-line method over the remaining estimated economic life of the product including the period being reported on. In addition, we capitalize software costs for projects from the time the project is determined to be technologically feasible until the project is salable. When the project becomes salable, we will cease capitalizing costs and begin amortizing costs previously capitalized over the expected salable life of the project. Approximately $879,000 of software related costs are not being amortized since the software has not been placed in service as of the March 31, 2005. Approximately $198,000 was capitalized in software costs during the first quarter of 2005. Prior to the KarlNet acquisition on May 13, 2004, we had no internally developed software capitalized costs.

Results of Operations

For the three months ended March 31, 2005 and 2004

      The following table provides statement of operations data as a percentage of sales for the periods presented.

                                                    2005       2004
                                                   ------     ------

          Sales ................................      100%       100%
          Cost of goods sold ...................       50         59
                                                   ------     ------

          Gross profit .........................       50         41
          Operating expenses
              Selling costs ....................       15          7
              General and administrative .......       38         29
              Research and development .........       12          8
                                                   ------     ------

                 Total operating expenses ......       65         44
                                                   ------     ------

          Operating (loss) income ..............      (15)        (3)
          Other income (expenses) ..............       --          8
          Income taxes .........................       --         --
                                                   ------     ------

          Net income ...........................      (15)%        5%
                                                   ======     ======

   Sales

      Sales for the three months ended March 31, 2005 were $6.6 million as compared to $6.0 million for the same period in 2004 for an increase of $0.6 million or 10%. The three primary reasons for the increase in our revenue were a full quarter of combined operations with the three companies we acquired in the second quarter of 2004, the introduction and sale of new TeraMax(TM) point-to-multipoint products and related peripherals, and results from our strategic focus on increasing our sales to international markets, established carriers, and government entities. The companies we acquired in 2004 contributed positively to our revenue through enhanced equipment sales with improved software, service revenue, and higher-frequency and higher-data rate products and components. We are pleased with the early sales levels of our TeraMax(TM) products, which we believe is a feature-rich product that can address the needs of larger operators. We continue to maintain our pricing levels as much as possible across all our product lines and focus our sales efforts on the additional features and benefits of our products. While this may have a negative impact on our revenue, this decision is consistent with our goal of expanding our customer base to include larger customers who demand premium quality and support. We believe that larger customers tend to consider product functionality and quality, customer service support, field and technical support, and on-going training as important factors in their purchasing decision rather than simply focusing on price. We also believe our marketing and branding efforts are bearing fruit and more wireless equipment customers are beginning to recognize the product offerings and other capabilities we offer. In the past quarter, we began sales to several new large customers that sell to various government agencies. We continue to see intense competition and pricing pressure in our industry across all of our product lines, especially at the lower bandwidths. We continue to monitor this competition so that we can react as we deem appropriate.

      In the most recent quarter, our service business made up just over 10% of our total consolidated revenue of $6.6 million from over 8,000 subscribers. This represents an increase of just under 20% from the number of subscribers when we acquired Ricochet(R) network on June 25, 2005. We continue our efforts to increase the number of subscribers.

      For the quarters ending March 31, 2005 and 2004, international sales, excluding Canada, approximated 17% and 18%, respectively, of total sales. The reason for the decline in international sales as a percent of sales is the fact that all of our services business is domestic and in the first quarter of 2004 there was no comparable services revenues. International sales are up in dollar terms from the year ago comparable quarter.

   Cost of goods sold and gross profit

      Cost of goods sold and gross profit for the three months ended March 31, 2005 were $3.3 million and $3.3 million, respectively. For the same period in 2004, costs of goods sold and gross profit were $3.6 million and $2.5 million, respectively. Gross profit margin, as a percentage of sales, for the three months ended March 31, 2005 and 2004 was 50% and 41%, respectively. Gross profits improved significantly from last year's first quarter primarily due to the following factors: 1) our maintaining or even increasing our product prices wherever competition or market conditions would allow; 2) our ability to offer more feature-rich products without significant additional cost due in large part to our acquisition of KarlNet last year; 3) the introduction of our newest point-to-multipoint product TeraMax(TM); and 4) our increased offshore manufacturing of mechanical components.

      Gross margins in our services business were approximately 24% of service net revenue in the first quarter. Those gross margins have increased as we have added additional subscribers to our operating networks, and we believe we have the opportunity to increase our service gross margin by continuing to add additional subscribers to those operating networks given the relatively low incremental cost of adding subscribers to those networks.

   Sales and Marketing Expenses

      Sales and marketing expenses consist primarily of employee salaries and associated costs for selling, marketing, customer and technical support as well as field support. Sales and marketing expenses for the three months ended March 31, 2005 were $1.0 million, an increase of $0.6 million (approximately 127%) over $0.4 million for the same period in 2004. This increase was due primarily to the following factors: 1) increased sales headcount as well as increased salaries for more experienced sales personnel amounted to nearly $300,000; 2) increased travel by sales, attendance at tradeshows and more being spent on sales collateral for products, brands and new company identity amounted to approximately nearly $100,000; 3) increased personnel for enhanced customer, technical and sales engineering support amounted to nearly $80,000; and 4) increased personnel in marketing as well as addition of more experienced marketing support people amounted to $60,000. We are also continuing to have our products certified by selected in-country regulatory authorities, such as those in the Asia Pacific, Latin America, Europe, Middle East, and Africa regions to improve our products' acceptance in these regions. This process has been slower to mature than we had hoped, but our focus on hiring good, experienced international salespeople to help the expansion continues to be one of the top priorities.

      Our service business sales and marketing expenses were approximately 13% of service net revenues for the first quarter. We are making significant efforts to promote this service in our San Diego and Denver markets focused on both retaining existing subscribers and obtaining new subscribers. We believe customer acquisition and retention costs and employee salary and benefit costs will continue to be the significant sales and marketing costs for our services business.

   General and Administrative Expenses

      General and administrative expenses consist primarily of employee salaries, benefits and associated costs for real estate leases, information systems, finance, legal, and administration of a public company. General and administrative expenses were $2.5 million for the three months ended March 31, 2005 compared to $1.7 million for the three months ended March 31, 2004 resulting in an increase of about 45% or over $700,000 from the prior year's reporting period. The increase is a result of the three acquisitions that we made during the second quarter of 2004 offset by reductions we were able to achieve from the prior year's quarter. The increase is comprised primarily of the following factors: 1) increased depreciation and amortization expense amounted to approximately $430,000; 2) increased personnel being hired or acquired through the acquisitions along with related fringe benefits amounted to just under $150,000; 3) increases in general property and casualty insurance, travel and other miscellaneous expenses amounted to approximately $100,000; 4) increased rents and related expenses amounted to about $70,000; and 5) increased accounting and professional and consultant fees amounted to nearly $60,000. These increases were offset by a sizable decrease in bad debt expense and reduction in expenses in numerous other expense categories.

      Our services business general and administrative expenses were just over 77% of services net revenue in the first quarter. The primary expenses in this category are employee salary and benefit costs, depreciation and amortization, facility rental expense, and professional fees. While we monitor these costs very closely, we do not expect these costs to decrease significantly. However, we expect they will begin to decline as a percentage of services revenue as more new subscribers are added to our operating networks.

   Research and Development Expenses

      Research and development expenses consist primarily of personnel salaries and fringe benefits and related costs associated with our product development efforts. These include costs for development of products and components, test equipment and related facilities. Research and development expenses increased to $0.8 million for the three months ended March 31, 2005 from $0.5 million for the three months ended March 31, 2004, an approximate increase of $300,000 or just over 57%. The increase in research and development was primarily due to the addition of research and development engineering personnel through our acquisitions as well as additional prototype material and other related support costs required for our new product development efforts.

      Our services business research and development expenses were just over 20% of services net revenue in the first quarter. These expenses primarily consist of employee salary and benefit costs. We expect these expenses to remain relatively stable in the short-term, but we expect they will begin to decline as a percentage of services revenue as more new subscribers are added to our operating networks.

    Other income (expenses)

      Other income and expenses totaled approximately $37,000 in the first quarter 2005. There were a number of significant factors in this category. First, for the three months ended March 31, 2005 compared to the same period in 2004, interest income increased to approximately $221,000 from $24,000 because of the investments and cash and cash equivalents we acquired as a result of the Terabeam acquisition. Second, we took a permanent write-down of certain bond and certain stock holdings in the amount of approximately $112,000. During the first quarter of 2004, we realized a gain of approximately $500,000 from the sale of legacy Telaxis intellectual property.

Liquidity and Capital Resources

      At March 31, 2005, we had cash, cash equivalents, and investments available-for-sale of $38.6 million. This excludes restricted cash of $5.1 million. For the three months ended March 31, 2005, cash used by operations was $1.8 million. We see no immediate requirement over the next twelve months for external financing to fund our day-to-day normal operations, which includes sales and marketing, research and development, and general and administrative expenses on our equipment and services businesses.

      For the three months ended March 31, 2005, cash provided by investing activities was $1.4 million. The majority of this amount was due to several fixed income investments maturing during the first quarter of 2005.

      Cash used in financing activities was $28,000 for the three months ended March 31, 2005. Debt repayments accounted for cash usage of $45,000. Stock options and warrant exercises accounted for cash provided of $73,000 in cash proceeds. Finally, the treasury stock repurchased in December 2004 was retired resulting in an offset adjustment to the treasury stock account.

      During the first quarter of 2005 and 2004, Merry Fields distributed to its members $0 and $50,000, respectively. The distributed amounts were Merry Fields' funds generated from YDI rental payments to Merry Fields. Although Merry Fields is a separate legal entity from YDI, its financial statements are consolidated with YDI's for financial reporting purposes, which is why this Merry Fields distribution appears on YDI's financial statements.

      Our long-term financing requirements depend upon our growth strategy, which relates primarily to our desire to increase revenue both domestically as well as internationally. One significant constraint to our equipment business growth is the rate of new product introduction. These new products or product lines may be designed and developed internally or acquired from existing suppliers to reduce the time to market and inherent risks of new product development. We will need to use some of our current capital to fund the expected future operating losses in our services business given the significant numbers of new subscribers we would have to add for that business to be profitable. We may also use some of our current capital or raise additional capital for our services business if we decide to expand the geographic areas in which we offer service. Our current funding levels may have to be supplemented through new bank debt financing, public debt or equity offerings, or other means, depending upon our desired rate of future growth.

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

   Cautionary Statements of General Applicability

      In addition to other factors and matters discussed elsewhere in this Form 10-Q, in our other periodic reports and filings made from time to time with the Securities and Exchange Commission, and in our other public statements from time to time (including, without limitation, our press releases), some of the important factors that, in our view, could cause actual results to differ materially from those expressed, anticipated, or implied in the forward-looking statements include, without limitation, a severe worldwide slowdown in the telecommunications equipment market and in the United States in particular; the downturn and ongoing uncertainty in the telecommunications industry and larger economy; developments in our relatively new industry and in the larger economy; the intense competition in the telecommunications equipment and services industries and resulting pressures on our pricing, gross margins, and general financial performance; the impact, availability, pricing, and success of competing technologies and products; difficulties in distinguishing our products from competing technologies and products; difficulties or delays in obtaining customers; dependence on a limited number of significant customers; lack of or delay in market acceptance and demand for our current and contemplated products; difficulties or delays in obtaining raw materials, subassemblies, or other components for our products at the times, in the quantities, and at the prices we desire or expect; risks arising from and relating to our 2004 acquisitions of Ricochet Networks, Inc., Terabeam Corporation, and KarlNet, Inc. (including without limitation management distraction due to those acquisitions, the ability of the companies to integrate in a cost-effective, timely manner without material liabilities or loss of desired employees or customers; the risk that the expected synergies and other benefits of the transactions will not be realized at all or to the extent expected; the risk that cost savings from the transactions may not be fully realized or may take longer to realize than expected; reactions, either positive or negative, of investors, competitors, customers, suppliers, employees, and others to the transactions; and the risk that those transactions will, or could, expose us to lawsuits or other liabilities); the expense of defending and settling and the outcome of pending and any future stockholder litigation, including without limitation, our possible exposure under the contemplated settlement of that litigation; the expense of defending and settling and the outcome of pending and any future litigation against us; our recent focus on certain aspects of our current business; difficulties or delays inherent in entering new markets and business areas; difficulties or delays in developing and establishing new products, product lines, and business lines; difficulties or delays in developing, manufacturing, and supplying products with the contemplated or desired features, performance, price, cost, and other characteristics; difficulties in estimating costs of developing and supplying products; difficulties in developing, manufacturing, and supplying products in a timely and cost-effective manner; difficulties or delays in developing improved products when expected or desired and with the additional features contemplated or desired; our limited ability to predict our future financial performance; the expected fluctuation in our quarterly results; the expected fluctuation in customer demand and commitments; the expected volatility and possible stagnation or decline in our stock price, particularly due to the number of shares of our stock we issued in connection with the acquisitions we made in the second quarter of 2004 and the relatively low number of shares that trade on a daily basis; difficulties in attracting and retaining qualified personnel; our dependence on key personnel; inability to protect our proprietary technology; the potential for intellectual property infringement, warranty, product liability, and other claims; failure of our customers to sell broadband connectivity solutions that include our products; difficulties in our customers or ultimate end users of our products obtaining sufficient funding; cancellation of orders without penalties; difficulties in complying with existing governmental regulations and developments or changes in governmental regulation; difficulties or delays in obtaining any necessary governmental or regulatory permits, waivers, or approvals; our dependence on third-party suppliers and manufacturers; difficulties in obtaining satisfactory performance from third-party manufacturers and suppliers; our expected continued losses from the operation of our services business; difficulties in attracting and retaining subscribers for our services business; difficulties in expanding our services business and costs and management issues associated with any expansion; diversion of management time and other company resources to our services business; risks associated with foreign sales such as collection, currency and political risk; investment risk resulting in the decrease in value of our investments; difficulties in collecting our accounts receivable; future stock sales by our current stockholders, including our current and former directors and management; the effect of our anti-takeover defenses; and risks, impacts, and effects associated with any acquisitions, investments, or other strategic transactions we may evaluate or in which we may be involved. Many of these and other risks and uncertainties are described in more detail in our annual report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

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

      As of March 31, 2005, we had cash and cash equivalents of $35.0 million and restricted cash of $5.1 million. All these funds are on deposit in short-term accounts with several national banking organizations. Therefore, we do not expect that an increase in interest rates would materially reduce the value of these funds. The primary risk to loss of principal is the fact that these balances are only insured by the Federal Deposit Insurance Corporation up to $100,000 per bank. At March 31, 2005, the uninsured portion totaled approximately $39.3 million. Although an immediate increase in interest rates would not have a material effect on our financial condition or results of operations, declines in interest rates over time will reduce our interest income.

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

Item 4. Controls and Procedures.

   Disclosure controls and procedures

      Based on their evaluation as of March 31, 2005, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of that date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC's rules and forms. In coming to this conclusion, our Chief Executive Officer and Chief Financial Officer considered the matters described under the next heading.

   Internal control over financial reporting

      Under current SEC regulations, we are not currently required to evaluate or provide a report on our internal control over financial reporting. However, we continue our analysis and action plans on that subject to better prepare us for the time when we will be required to evaluate and provide a report on our internal control over financial reporting. As reported in our annual report on Form 10-K for the year ended December 31, 2004, in connection with its annual audit and review procedures, our independent auditor considered and provided input to us relating to our internal control over financial reporting. Our auditor expressed concern that certain of our internal control procedures regarding the reliability of financial reporting and the preparation of our financial statements have two material weaknesses. Upon discovery of these concerns, our auditors performed numerous additional audit procedures relating to our financial statements for the years ended December 31, 2004 and 2003 before rendering their unqualified audit opinion. During the quarter ended March 31, 2005, we made numerous changes to our internal control over financial reporting. The following table identifies the material weaknesses identified by our auditors as well as responsive changes we have made to our internal controls in the quarter ended March 31, 2005.

           Original Material Weakness Described                           Responsive Changes Made
           ------------------------------------                           -----------------------

  o Weaknesses in period-ending financial reporting process

         o General. We do not have a well-defined and             o We have created a written, detailed, well-
      organized closing process. The result was a delay        defined, and organized fiscal period end closing
      in producing financial reports and schedules             process checklist. This checklist describes
      needed for the audit process, numerous errors in         required closing procedures as well as the personnel
      various schedules prepared for the audit, the need       responsible for each procedure, the personnel
      for a number of significant and material adjusting       responsible for reviewing each procedure, and dates
      entries that were identified during the audit            for the completion and review of each procedure.
      process, and the incursion of extra audit fees to        We believe we prepared all significant closing
      perform the additional work.                             schedules for the period ended March 31, 2005 within
                                                               the time periods contemplated for the preparation
                                                               and review of our first quarter 2005 financial
                                                               statements. We also believe no material changes were
                                                               made to any of these schedules during the review process.

        o Documentation of the closing process. We               o See the discussion above about our closing
      do not use a checklist to manage the closing             process checklist. We have created an organized
      process documenting who will perform each                process for saving all closing schedules and
      procedure, who will review each procedure, and           reconciliations. We save these materials both
      when completion and review of each procedure is          electronically in specific fiscal period electronic files
      due and is accomplished. We do not have an               and in paper format in fiscal period closing binders.
      organized process for saving schedules and
      reconciliations to identify and calculate pre-audit
      adjusting entries and support amounts in the basic
      financial statements, in the financial statement
      footnotes, and in other parts of our annual report
      on Form 10-K.

        o Controls over non-routine and non-                     o We now require that at least two experienced
      systematic transactions. We need better control          accounting personnel review the accounting
      over non-routine and non-systematic transactions         treatment of each non-routine and non-systematic
      that are often more complex when it comes to             transaction. We are improving the level of
      accounting and valuation issues. We need to              understanding of accounting principles and related
      better research and carefully document the               compliance in our accounting department and will

      accounting principles and procedures to be               continue that education process. In order to help in
      followed when these non-routine transactions             this area, we have purchased for our accounting
      occur.                                                   department electronic access to accounting
                                                               principles, standards, and guidance.

        o Review of the allowance for doubtful                   o We believe we are making progress in
      accounts. We currently adjust our allowance for          identifying and taking into account other factors that
      doubtful accounts based on percentages applied           should be considered when calculating our allowance
      to each aging group. While we believe this               for doubtful accounts. We continue to work on this
      provides a reasonable basis to begin evaluating          issue. A related issue we are addressing is the need
      the allowance, we need to assess other factors           to ensure that credits to customers are entered into
      when considering the allowance for doubtful              the system within the same aging group that their
      accounts.                                                invoices are entered.

        o Weaknesses in the review and approval of the accounting function

        o General. Many of the accounting functions              o We have reorganized our accounting department
      have been done by a single person. There is no           so that no single person performs a predominant
      documented process for the review of the work            portion of our fiscal period end closing process.
      product of that person by a member of                    Each closing procedure is reviewed by at least one
      management. Significant and material adjusting           other person depending on the significance and
      entries were identified during the audit process         complexity of any entry. We have made changes
      that appeared to be due to errors made by the            in our accounting personnel to reduce the
      single person.                                           possibility of future data errors. We believe no
                                                               material changes were made to any of our closing
                                                               schedules during the review process relating to our
                                                               first quarter 2005 financial statements. In the
                                                               reorganization, we also divided some of the day-to-
                                                               day accounting functions among several people.

        o Journal entry support and approval. Many               o We have implemented a written control
      of our journal entries lacked proper support and         procedure that requires all journal entries to have the
      approval by a responsible employee. Also, many           necessary support and a detailed explanation. We are
      of the explanations accompanying the entries             in the process of establishing and documenting the
      were inadequate.                                         process by which journal entries are approved.

   Changes in internal control over financial reporting

      There was no change in our internal control over financial reporting during our first quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over our financial reporting other than the changes described above under the preceding heading "Internal Control over Financial Reporting." We expect we will continue to make improvements to our internal control over financial reporting.

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

      Consummation of the proposed settlement remains conditioned on obtaining both preliminary and final court approval. Formal settlement documents were submitted to the court in June 2004, together with a motion asking the court to preliminarily approve the form of settlement. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, opposed preliminary approval of the proposed settlement of those cases. On February 15, 2005, the court issued an order preliminarily approving the proposed settlement in all respects but one. In response to this order, the plaintiffs and the issuer defendants have submitted revised settlement documents to the court. The underwriter defendants may object to the revised settlement documents. If the court preliminarily approves the proposed settlement, notice of the terms of the proposed settlement will be sent to all proposed class members and published in several newspapers and on the Internet. The court will also schedule a fairness hearing at which any objections to the proposed settlement may be heard. Thereafter, the court will determine whether to grant final approval to the proposed settlement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

      We issued 28,768 shares of common stock at $2.08 per share in January 2005 to a warrant holder upon the exercise of warrants on a cashless basis (we withheld 22,756 shares of common stock as payment for the aggregate exercise price of the warrants). We received no cash proceeds from the issuance of these shares. The issuance was completed without registration under the Securities Act in reliance upon the exemptions contained in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act for transactions not involving a public offering. This issuance of common stock by us did not involve the use of an underwriter, and no commissions were paid in connection with this issuance.

Item 6. Exhibits.

      See Exhibit Index.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               YDI Wireless, Inc.


Date:  May 12, 2005           By:    /s/  Patrick L. Milton
                                   --------------------------------------------
                                   Patrick L. Milton,
                                   Chief Financial Officer and Treasurer
                                   (principal financial and accounting officer)

                                 EXHIBIT INDEX


   Exhibit
   Number                                                     Description
    10.1      Policy Statement Concerning the Compensation of Directors of the Registrant who are not Insiders, dated
              February 9, 2005 (1)

    10.2      Employment Agreement between the Registrant and Robert E. Fitzgerald dated as of February 9, 2005 (1)

    10.3      Non-Qualified Stock Option Agreement between the Registrant and Robert E. Fitzgerald dated as of February
              9, 2005 (1)

    10.4      Office Lease by and between Ricochet Networks, Inc. and 1400 Glenarm Place Venture dated as of February 1,
              2005, with related Guaranty by the Registrant in favor of 1400 Glenarm Place Venture (2)

    31.1      Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

    31.2      Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

    32.1      Certification Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections
              (a) and (b) of Section 1350 of Chapter 63 of Title 18 of the United States Code).

------------------
All non-marked exhibits are filed herewith.

      (1) Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on February 15, 2005.

      (2) Incorporated herein by reference to the exhibits to Form 10-K filed with the SEC on March 15, 2005.