Form 10-Q
period 2005-06-30
YDI WIRELESS INC
filed 2005-08-15
CIK 712511

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  -------------
                                    FORM 10-Q
                                  -------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [_] No [X]

      As of July 30, 2005, there were 21,389,787 shares of the registrant's common stock outstanding.

================================================================================

                                        YDI WIRELESS, INC.
                                              INDEX


                                                                                     PAGE NO.
                                                                                     --------
PART I.        FINANCIAL INFORMATION

       Item 1.     Consolidated Financial Statements ...............................    3

                      Consolidated Balance Sheets as of June 30, 2005 (unaudited)
                        and December 31, 2004 ......................................    4

                      Consolidated Statements of Operations for the six months ended
                        June 30, 2005 and 2004 (unaudited) .........................    5

                      Consolidated Statement of Changes in Stockholders' Equity for
                        the six months ended June 30, 2005 (unaudited) .............    6

                      Consolidated Statements of Cash Flows for the six months ended
                        June 30, 2005 and 2004 (unaudited) .........................    7

                      Notes to Consolidated Financial Statements (unaudited) .......    8

       Item 2.     Management's Discussion and Analysis of Financial Condition and
                   Results of Operations ...........................................   13

       Item 3.     Quantitative and Qualitative Disclosures about Market Risk ......   23

       Item 4.     Controls and Procedures .........................................   24

PART II.       OTHER INFORMATION

       Item 1.     Legal Proceedings ...............................................   27

       Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds .....   28

       Item 4.     Submission of Matters to a Vote of Security Holders .............   29

       Item 6.     Exhibits ........................................................   29

SIGNATURE ..........................................................................   29


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

Item 1.  Financial Statements.

                               YDI WIRELESS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                     June 30,  December 31,
                                                                                       2005       2004
                                                                                     --------   --------
                                                                                   (unaudited)
Assets
Current assets:
   Cash and cash equivalents .....................................................   $ 34,038   $ 35,368
   Investment securities - available-for-sale ....................................        340      5,369
   Accounts receivable, net ......................................................      3,751      2,972
   Refundable income taxes .......................................................         --        151
   Inventory .....................................................................      7,471      7,442
   Prepaid expenses ..............................................................        393        253

       Total current assets ......................................................     45,993     51,555

Property and equipment, net ......................................................      2,367      2,511

Other Assets:
  Restricted cash ................................................................      5,076      5,136
  Goodwill .......................................................................      6,013      6,072
  Intangible assets, net .........................................................     11,502     11,919
  Deposits .......................................................................         99         91
                                                                                     --------   --------

       Total other assets ........................................................     22,690     23,218
                                                                                     --------   --------

       Total assets ..............................................................   $ 71,050   $ 77,284
                                                                                     ========   ========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses .........................................   $  4,763   $  6,965
   Deferred revenue ..............................................................        148        159
   Current maturities of notes payable ...........................................      2,767      2,899
                                                                                     --------   --------

       Total current liabilities .................................................      7,678     10,023

Notes payable, net of current maturities .........................................      1,255      1,270
                                                                                     --------   --------

       Total liabilities .........................................................      8,933     11,293

Commitments and contingencies

Stockholders' Equity
   Preferred stock, $0.01 par value; authorized 4,500,000, none issued at June 30,
     2005 and December 31, 2004 ..................................................         --         --
   Common stock, $0.01 par value, 100,000,000 shares authorized, 21,389,287 issued and outstanding at June 30, 2005 and 22,845,847 issued with 22,345,847
     outstanding at December 31, 2004 ............................................        214        228
   Additional paid-in capital ....................................................     56,518     59,637
   Retained earnings .............................................................      5,319      7,277
   Treasury stock ................................................................         --     (1,155)
   Accumulated other comprehensive income:
     Net unrealized gain (loss) on available-for-sale securities .................         66          4
                                                                                     --------   --------

       Total stockholders' equity ................................................     62,117     65,991
                                                                                     --------   --------

       Total liabilities and stockholders' equity ................................   $ 71,050   $ 77,284
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

                               YDI WIRELESS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                 For the Three Months Ended      For the Six Months Ended
                                                         June 30,                       June 30,
                                               ------------------------------------------------------------

                                                   2005            2004            2005            2004
                                               ------------    ------------    ------------    ------------
Revenues ...................................   $      7,165    $      4,733    $     13,762    $     10,750

Cost of goods sold .........................          3,687           3,193           7,006           6,744
                                               ------------    ------------    ------------    ------------

    Gross profit ...........................          3,478           1,540           6,756           4,006

Operating expenses:
    Selling costs ..........................          1,034             480           2,031             920
    General and administrative .............          2,777           2,180           5,285           3,907
    Research and development ...............            879             477           1,650             969
                                               ------------    ------------    ------------    ------------

       Total operating expenses ............          4,690           3,137           8,966           5,796
                                               ------------    ------------    ------------    ------------

Operating income (loss) ....................         (1,212)         (1,597)         (2,210)         (1,790)

Other income (expenses):
    Interest income ........................            269              26             490              50
    Interest expense .......................            (70)            (34)           (136)            (63)
    Other income (loss) ....................              3              --            (116)            503
                                               ------------    ------------    ------------    ------------

       Total other income (expenses) .......            202              (8)            238             490
                                               ------------    ------------    ------------    ------------

Income (loss) before income taxes ..........         (1,010)         (1,605)         (1,972)         (1,300)

    Benefit (provision) for income taxes ...             23              --              14              (2)
                                               ------------    ------------    ------------    ------------

Net income (loss) ..........................   $       (987)   $     (1,605)   $    (1,958)    $     (1,302)
                                               ============    ============    ============    ============


Weighted average shares - basic  and diluted     22,009,434      15,799,225      22,204,249      15,016,816
                                               ============    ============    ============    ============
    EPS, basic and diluted .................   $      (0.04)   $      (0.10)   $      (0.09)   $      (0.09)
                                               ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                               YDI WIRELESS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005
                        (in thousands, except share data)
                                   (unaudited)

                                                                                                        Accumulated
                                          Common Stock           Additional                                Other
                                   --------------------------     Paid-in       Retained    Treasury   Comprehensive
                                       Shares        Amount       Capital       Earnings      Stock    (Loss) Income     Total
                                   ----------------------------------------------------------------------------------------------
Balances, January 1, 2005 ........   22,345,847   $       228   $    59,637   $     7,277  $    (1,155)  $         4  $    65,991
Treasury stock retired ...........   (1,033,750)          (15)       (3,207)                     1,155                     (2,067)
Exercise of stock options and
  warrants .......................       77,190             1            88                                                    89
 Comprehensive income:
   Net income  (loss) ............                                                 (1,958)                                 (1,958)
   Unrealized gain on investments                                                                                 62           62
                                    -----------   -----------   -----------   -----------  -----------   -----------  -----------
     Total comprehensive income ..
                                                                                   (1,958)                        62       (1,896)
                                    -----------   -----------   -----------   -----------  -----------   -----------  -----------
Balances, June 30, 2005
  (unaudited) ....................   21,389,287   $       214   $    56,518   $     5,319  $        --   $        66  $    62,117
                                    ===========   ===========   ===========   ===========  ===========   ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                               YDI WIRELESS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                  For the Six Months Ended
                                                                          June 30,
                                                                  ------------------------
                                                                     2005          2004
                                                                  ----------    ----------
Cash flows from operating activities:
   Net income (loss) ..........................................   $   (1,958)   $   (1,302)
     Depreciation and amortization ............................        1,007           286
     Loss on write-down of investments available-for-sale .....          112            --
     Bad debt allowance (recovery) ............................          190           169
     Inventory allowance ......................................           34            --
     Changes in assets and liabilities affecting operations:
       Restricted cash ........................................           60           700
       Accounts receivable ....................................       (1,105)          341
       Refundable income taxes ................................          151            76
       Inventory ..............................................          (63)         (100)
       Deposits ...............................................           (8)            2
       Prepaid expenses .......................................         (139)           60
       Accounts payable and accrued expenses ..................       (2,176)           (5)
       Deferred revenue .......................................          (11)           --
                                                                  ----------    ----------

            Net cash provided by (used in) operating activities       (3,906)          227
                                                                  ----------    ----------

Cash flows from investing activities:
   Cash received from acquisitions ............................           --        10,252
   Cash used in acquisitions ..................................           --        (4,800)
   Sale of securities .........................................        5,220           633
   Purchase of securities .....................................         (241)           --
   Purchase of intangible asset ...............................           --          (121)
   Proceeds on disposal of assets held for sale ...............          169            46
   Purchase of property and equipment .........................          (65)           --
   Investment in capitalized software .........................         (382)           --
                                                                  ----------    ----------

       Net cash provided by (used in) investing activities ....        4,701         6,010
                                                                  ----------    ----------

Cash flows from financing activities:
   Distributions to Merry Fields members ......................           --           (50)
   Repurchase of common stock .................................       (2,067)           --
   Exercise of stock options and warrants .....................           89           227
   Repayment of notes payable .................................         (147)         (119)
                                                                  ----------    ----------

       Net cash provided by (used in) financing activities ....       (2,125)           58
                                                                  ----------    ----------

Net increase (decrease) in cash and cash equivalents ..........       (1,330)        6,295
Cash and cash equivalents, beginning of period ................       35,368         8,990
                                                                  ----------    ----------

Cash and cash equivalents, end of period ......................   $   34,038    $   15,285
                                                                  ==========    ==========

Supplemental disclosure of cash flow information:
   Cash paid for interest .....................................   $      136    $       51
                                                                  ==========    ==========
   Income taxes paid ..........................................   $       --    $        2
                                                                  ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                               YDI WIRELESS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Basis of Presentation

      The consolidated financial statements of YDI Wireless, Inc. (the "Company" or "YDI") for the three month and six month periods ended June 30, 2005 and 2004 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

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

      Summarized information for our Equipment and Services businesses for the three months and six months ended June 30, 2005 is as follows:

      Three Months Ended June 30, 2005 (000's):

                                         Equipment      Services         Total
Assets ............................      $ 67,286       $  3,764       $ 71,050
Revenue ...........................      $  6,475       $    690       $  7,165
Operating income (loss) ...........      $   (717)      $   (495)      $ (1,212)

      Six Months Ended June 30, 2005 (000's):

                                         Equipment      Services         Total
Assets ............................      $ 67,286       $  3,764       $ 71,050
Revenue ...........................      $ 12,382       $  1,380       $ 13,762
Operating income (loss) ...........      $ (1,123)      $ (1,087)      $ (2,210)

         The results of operations for interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2.    Stock Based Compensation

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), but applied the intrinsic value method set forth in Accounting Principles Board Opinion No. 25. No compensation expense has been recognized in connection with options, as all options have been granted with an exercise price equal to the fair value of the Company's common stock on the date of grant. The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions for 2005 and 2004: risk-free interest rate of 3.58% and 3.67%, expected life of 5 years, volatility 111% and 205% and dividend rate of zero percent, respectively. Using these assumptions, the fair value of the stock options granted in 2005 and 2004 was between $1.93 and $2.69, and $5.34, respectively, which would be amortized as compensation expense over the vesting period of the options.

      If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income per share would have been changed to the pro forma amount indicated below (in thousands, except per share amounts) for the three months and six months ended June 30, 2005:

                                                              Three Months Ended June 30,
                                                             -----------------------------
                                                                 2005              2004
                                                             ------------     ------------
                                                              (unaudited)      (unaudited)
Net income (loss) attributable to common stockholders, as
    reported: ...........................................    $       (987)    $     (1,605)
Less:  Total stock based employee compensation expense
    determined under the fair value based method for all
    awards ..............................................              62               14
                                                             ------------     ------------

Pro forma net income (loss) attributable to common
    stockholders ........................................    $     (1,049)    $     (1,591)
                                                             ============     ============
Basic and diluted net income (loss) per common share, as
    reported ............................................    $      (0.04)    $      (0.10)
                                                             ============     ============
Basic and diluted net income (loss) per common share, pro
    forma ...............................................    $      (0.05)    $      (0.10)
                                                             ============     ============
                                                                Six Months Ended June 30,
                                                             -----------------------------
                                                                 2005              2004
                                                             ------------     ------------
                                                              (unaudited)      (unaudited)
Net income (loss) attributable to common stockholders, as
    reported: ...........................................    $     (1,958)    $     (1,302)
Less:  Total stock based employee compensation expense
    determined under the fair value based method for all
    awards ..............................................             786               14
                                                             ------------     ------------
Pro forma net income (loss) attributable to common
    stockholders ........................................    $     (2,744)    $     (1,316)
                                                             ============     ============
Basic and diluted net income (loss) per common share, as
    reported ............................................    $      (0.09)    $      (0.09)
                                                             ============     ============
Basic and diluted net income (loss) per common share, pro
    forma ...............................................    $      (0.12)    $      (0.09)
                                                             ============     ============

3.    Comprehensive Income (Loss)

      The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." During the six months ended June 30, 2005, and 2004, the Company had comprehensive income (loss) of $(1,896,000) and $(1,459,000), respectively, including approximately $62,000 and $(157,000) (unaudited), respectively, of unrealized (losses) gains on available-for-sale investments, net of income taxes of $0 and $0, respectively.

4.    Inventory

      Inventory consisted of the following as of the dates shown in the table below (in thousands):

                                                       June 30,     December 31,
                                                         2005          2004
                                                      ----------    ----------
                                                     (unaudited)
      Raw materials ................................  $    1,841    $    1,968
      Work in process ..............................         191           124
      Finished goods ...............................       6,073         5,950
                                                      ----------    ----------
                                                           8,105         8,042
      Allowance for excess and obsolescence ........        (634)         (600)
                                                      ----------    ----------
      Net Inventory ................................  $    7,471    $    7,442
                                                      ==========    ==========

5.    Earnings per share

                                                Three Months Ended June 30, Six Months Ended June 30,
                                                -----------------------------------------------------
                                                    2005          2004         2005          2004
                                                 ----------    ----------   ----------    ----------
                                                        (unaudited)                (unaudited)
      Numerator:
           Net income (loss) .................   $     (987)   $   (1,605)  $   (1,958)   $   (1,302)
                                                 ==========    ==========   ==========    ==========
      Denominator- weighted average shares:
           Denominator for basic earnings per
           share .............................   22,009,434    15,799,225   22,204,249    15,016,816
           Dilutive effect of stock options ..   $       --    $       --   $       --    $       --
                                                 ----------    ----------   ----------    ----------
           Denominator for diluted earnings
           per share .........................   22,009,434    15,799,225   22,204,249    15,016,816
                                                 ==========    ==========   ==========    ==========
           Basic earnings (loss) per share ...   $     (0.4)   $    (0.10)  $     (0.0)   $    (0.09)
                                                 ==========    ==========   ==========    ==========
           Diluted earnings (loss) per share .   $     (0.4)   $    (0.10   $     (0.0)   $    (0.09)
                                                 ==========    ==========   ==========    ==========

      At June 30, 2005 and 2004, stock options and warrants to purchase approximately 2.2 million and 2.7 million, respectively, shares of common stock were outstanding, but were not included in the computation of diluted earnings for the three month and six month periods ended June 30, 2005 and 2004 because there was a net loss for each of the applicable periods, and the effect would have been anti-dilutive.

6.    Concentrations

      During the six months ended June 30, 2005, one customer accounted for approximately 11% of sales, and there were no customers accounting for more than 10% of sales in the corresponding period of 2004.

      The Company maintains its cash, cash equivalent, and restricted cash balances in several banks. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per bank. At June 30, 2005 and 2004, the uninsured portion totaled approximately $39.1 million and $20.1 million, respectively.

7.    Acquisitions

      On May 13, 2004, YDI acquired KarlNet. The definitive acquisition agreement contained provisions that provided for various contingent consideration after the initial acquisition date. YDI will pay up to an additional $2.5 million over the two years following closing based on achievement of certain milestones and compliance with other conditions. As of June 30, 2005, no events have occurred that have triggered the obligation to pay any of the contingent consideration. Pursuant to the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), the Company believes the payment of any contingent consideration will be treated as additional cost of the acquisition as the contingencies are resolved.

8.    Convertible debt

      The Company assumed convertible notes as part of the Terabeam acquisition. The convertible notes' aggregate principal amount totals $2.5 million. The notes mature in July 2005, with interest only payments at an annual rate of 6.75% in quarterly installments. At the discretion of holders of the notes, the notes are convertible into shares of the Company's common stock beginning in July 2004, based on a value of $27.27 per share of common stock or 91,675 shares. If the conversion option is not elected prior to July 12, 2005, the holders will be entitled to receive the principal of $2.5 million in cash on the maturity date. The Company has classified the convertible notes as a short-term liability on the accompanying balance sheet as of June 30, 2005.

9.    Restricted cash

      As part of the Terabeam acquisition, YDI acquired restricted cash. As of June 30, 2005, the restricted cash amounted to approximately $5.1 million which consisted of approximately $0.1 million as collateral for letters of credit relating to lease obligations and $5.0 million held in an indemnification trust for the benefit of former Terabeam directors and officers. This trust was established by Terabeam in January 2002, and the funds are managed by an unrelated trustee. To date, no claims have been asserted against the trust funds. The trust expires at the end of 2007 and any remaining funds will be distributed to the Company.

10.   Investment securities

      Other income (loss) for the six months ended June 30, 2005 included a loss of $112,000 due to a decline in value deemed to be other than temporary on our investment securities - available for sale due to rising interest rates and a decline in one of our equity positions during the period.

11.   Stock Repurchase

      On May 25, 2005, YDI repurchased 1,000,000 shares of its common stock for an aggregate purchase price of $2,000,000. This stock had originally been issued in a private placement in May 2004 as part of the consideration paid to the stockholders of KarlNet, Inc. in connection with YDI's acquisition of KarlNet. In addition, on May 6, 2005, YDI signed a stock purchase agreement pursuant to which YDI agreed to repurchase 33,750 shares of its common stock from a private investor. These 33,750 shares were issued to that investor in a private placement in July 2000. The aggregate purchase price for this stock was $67,500.

12.   Recent Accounting Pronouncements

      In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS No. 123R no later than the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R, and management anticipates that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per share. We are currently evaluating the method of adoption and the effect of adoption of SFAS No. 123R will have on our results of operations and financial condition.

      In June 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial statements.

13.   Contingencies

      During the period from June 12 to September 13, 2001, four purported securities class action lawsuits were filed against Telaxis Communications Corporation, a predecessor company to YDI, in the U.S. District Court for the Southern District of New York: Katz v. Telaxis Communications Corporation et al., Kucera v. Telaxis Communications Corporation et al., Paquette v. Telaxis Communications Corporation et al., and Inglis v. Telaxis Communications Corporation et al. The lawsuits also named one or more of the underwriters in the Telaxis initial public offering and certain of its officers and directors. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint which supersedes the individual complaints originally filed. The amended complaint alleges, among other things, violations of the registration and antifraud provisions of the federal securities laws due to alleged statements in and omissions from the Telaxis initial public offering registration statement concerning the underwriters' alleged activities in connection with the underwriting of Telaxis' shares to the public. The amended complaint seeks, among other things, unspecified damages and costs associated with the litigation. These lawsuits have been assigned along with, we understand, approximately 1,000 other lawsuits making substantially similar allegations against approximately 300 other publicly-traded companies and their public offering underwriters to a single federal judge in the U.S. District Court for the Southern District of New York for consolidated pre-trial purposes. We believe the claims against us are without merit and have defended the litigation vigorously. The litigation process is inherently uncertain, however, and there can be no assurance that the outcome of these claims will be favorable for us.

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

      Consummation of the proposed settlement remains conditioned on obtaining both preliminary and final court approval. Formal settlement documents were submitted to the court in June 2004, together with a motion asking the court to preliminarily approve the form of settlement. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, opposed preliminary approval of the proposed settlement of those cases. On February 15, 2005, the court issued an order preliminarily approving the proposed settlement in all respects but one. In response to this order, the plaintiffs and the issuer defendants are in the process of submitting revised settlement documents to the court. The underwriter defendants may object to the revised settlement documents. If the court preliminarily approves the proposed settlement, notice of the terms of the proposed settlement will be sent to all proposed class members and published in several newspapers and on the Internet. The court will also schedule a fairness hearing at which any objections to the proposed settlement may be heard. Thereafter, the court will determine whether to grant final approval to the proposed settlement.

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

14.   Subsequent Event.

      Subsequent to the quarter ended June 30, 2005 (on July 27, 2005), the Company purchased substantially all of the assets of Proxim Corporation and its subsidiaries Proxim Wireless Networks, Inc. and Proxim International Holdings, Inc. (collectively, "Proxim") pursuant to an asset purchase agreement dated as of July 18, 2005. Under the terms of the asset purchase agreement, the Company acquired and assumed most of the domestic and foreign operations of Proxim for a cash purchase price of approximately $25,200,000, subject to certain adjustments, liability assumptions, and deductions. At the closing, the Company assumed specified obligations of Proxim, including specified employee-related obligations.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      We are a designer and manufacturer of broadband wireless equipment and systems in the licensed-free wireless products communications industry. Our point-to-point (PTP) and point-to-multipoint (PTM) systems are primarily used by wireless operators to connect their base stations to other base stations and to existing wire line networks. We continually invest in the development and introduction of wireless products in the marketplace in an effort to provide customers with the best price/performance ratio for license-free wireless communications. During 2004 and 2003, we made a strategic decision to expand our product suite to include high bandwidth PTP backhaul products that would complement our 802.11b PTM TeraStar(TM) and TeraStar(TM) Turbo product offerings. Therefore, rather than design such backhaul products on our own, we purchased inventory as well as license rights to manufacture and sell what we call our TeraBridge(TM) products. In addition, through our acquisition of Terabeam Corporation, we also acquired our high-end GigaLink(R) millimeter wave product suite and our TeraOptic(TM) free space optics (FSO) product. These products continue to give us a broad product line within this large market segment. Our PTP products primarily enable service providers, businesses, and other enterprises to expand or establish private networks by bridging data traffic among multiple facilities. In addition, our enhanced PTM systems, known as our TeraMax(TM) product suite, enable service providers, businesses, and other enterprises to connect multiple facilities within a geographic area to a central hub. We also believe that our diverse and expanding customer base as well as our market and industry experience makes us a strong competitor in the wireless communications market. In addition, we are an experienced designer of turnkey long distance wireless systems for applications such as wireless Internet, wireless video, wireless local area networks (LANs), wireless wide area networks (WANs), and private wireless networks.

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

      For the six months ended June 30, 2005, the revenue and operating loss for our equipment business were $12.4 million and $1.1 million, respectively, and the revenue and operating loss for our services business were $1.4 million and $1.1 million, respectively. As of June 30, 2005, assets of our equipment business were $67.3 million and assets of our services business were approximately $3.8 million. Thus, our services business constituted approximately 10% of our overall revenue and approximately 49% of our operating loss for that period.

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

      Subsequent to the quarter ended June 30, 2005 (on July 27, 2005), the Company purchased substantially all of the assets of Proxim Corporation and its subsidiaries Proxim Wireless Networks, Inc. and Proxim International Holdings, Inc. (collectively, "Proxim") pursuant to an asset purchase agreement dated as of July 18, 2005. Under the terms of the asset purchase agreement, the Company acquired and assumed most of the domestic and foreign operations of Proxim for a cash purchase price of approximately $25,200,000, subject to certain adjustments, liability assumptions, and deductions. At the closing, the Company assumed specified obligations of Proxim, including specified employee-related obligations.

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

   Goodwill

      Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As of June 30, 2005, no impairment losses have been recognized on any of our acquired goodwill.

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

      Our intangible assets include purchased technology and various assets acquired in business combination transactions. Assets acquired in business combination transactions include existing hardware technologies, trade names, existing software technologies, customer relationships and patents. Some of these assets have finite useful lives and some have indefinite useful lives. As of June 30, 2005, no impairment losses have been recognized on any of the intangible assets we owned.

   Capitalized Software

      We have capitalized software costs of approximately $1.2 million, net of amortization, related to software products available for sale. We are amortizing those costs over the expected lives of the products. The annual amortization will be the straight-line method over the remaining estimated economic life of the product including the period being reported on. In addition, we capitalize software costs for projects from the time the project is determined to be technologically feasible until the project is salable. When the project becomes salable, we will cease capitalizing costs and begin amortizing costs previously capitalized over the expected salable life of the project. Approximately $1.1 of software related costs are not being amortized since the software has not been placed in service as of the June 30, 2005. Approximately $185,000 was capitalized in software costs during the second quarter of 2005. Prior to the KarlNet acquisition on May 13, 2004, we had no internally developed software capitalized costs.

Results of Operations

   For the three months ended June 30, 2005 and 2004:

      The following table provides statement of operations data as a percentage of sales for the periods presented.

                                             Three Months Ended June 30,
                                                    (unaudited)
                                             -------------------------

                                                2005            2004
                                             ----------     ----------

       Sales .............................          100%           100%
       Cost of goods sold ................           51             67
                                             ----------     ----------

       Gross profit ......................           49             33
       Operating expenses:
           Selling costs .................           14             10
           General and administrative ....           39             46
           Research and development ......           12             10
                                             ----------     ----------

              Total operating expenses ...           65             66
                                             ----------     ----------

       Operating (loss) income ...........          (17)           (34)
       Other income (expenses) ...........            3             --
       Income taxes ......................           --             --
                                             ----------     ----------

       Net income ........................          (14)%          (34)%
                                             ==========     ==========

   Sales

      Sales for the quarter ended June 30, 2005 were $7.2 million as compared to $4.7 million for the same period in 2004 for an increase of $2.5 million or about 51%. The three primary reasons for the increase in our revenue were a full quarter of combined operations with the three companies we acquired in the second quarter of 2004, the sale of new TeraMax(TM) point-to-multipoint products and related peripherals, and results from our strategic focus on increasing our sales to international markets, established carriers, and government entities. The companies we acquired in 2004 contributed positively to our revenue through enhanced equipment sales with improved software, service revenue, and higher-frequency and higher-data rate products and components. We are pleased with the early sales levels of our TeraMax(TM) products, which we believe is a feature-rich product that can address the needs of larger operators. We continue to maintain our pricing levels as much as possible across all our product lines and focus our sales efforts on the additional features and benefits of our products. While this may have a negative impact on our revenue, this decision is consistent with our goal of expanding our customer base to include larger customers who demand premium quality and support. We believe that larger customers tend to consider product functionality and quality, customer service support, field and technical support, and on-going training as important factors in their purchasing decision rather than simply focusing on price. We also believe our marketing and branding efforts are bearing fruit and more wireless equipment customers are beginning to recognize the product offerings and other capabilities we offer. We continue to see intense competition and pricing pressure in our industry across all of our product lines, especially at the lower bandwidths. We continue to monitor this competition so that we can react as we deem appropriate.

      In the most recent quarter, our service business made up just over 9.6% of our total consolidated revenue, totaling $0.7 million from over 8,000 subscribers.

      For the quarters ending June 30, 2005 and 2004, international sales, excluding Canada, approximated 11% and 13%, respectively, of total sales. The reason for the decline in international sales as a percent of sales is the fact that all of our services business is domestic and in the second quarter of 2004 there was no comparable services revenue. International sales are up in dollar terms from the year ago comparable quarter.

   Cost of goods sold and gross profit

      Cost of goods sold and gross profit for the quarter ended June 30, 2005 were $3.7 million and $3.5 million, respectively. For the same period in 2004, costs of goods sold and gross profit were $3.2 million and $1.5 million, respectively. Gross profit margin, as a percentage of sales, for the three months ended June 30, 2005 and 2004 was 49% and 33%, respectively. Gross profits improved significantly from last year's second quarter primarily due to the following factors: 1) our maintaining or even increasing our product prices wherever competition or market conditions would allow; 2) our ability to offer more feature-rich products without significant additional cost due in large part to our acquisition of KarlNet last year; 3) the introduction of our newest point-to-multipoint product TeraMax(TM); and 4) our increased offshore manufacturing of mechanical components.

      Gross margins in our services business were approximately 32% of service net revenue in the second quarter. Those gross margins have increased as we have added additional subscribers to our operating networks, and we believe we have the opportunity to increase our service gross margin by continuing to add additional subscribers to those operating networks given the relatively low incremental cost of adding subscribers to those networks.

   Sales and Marketing Expenses

      Sales and marketing expenses consist primarily of employee salaries and associated costs for selling, marketing, customer and technical support as well as field support. Sales and marketing expenses for the quarter ended June 30, 2005 were $1.0 million, an increase of $0.5 million (approximately 100%) over $0.5 million for the same period in 2004. This increase was due primarily to the following factors: 1) increased sales and marketing headcount as well as increased salaries for more experienced sales personnel amounted to approximately $400,000; and 2) increased travel by sales personnel, attendance at tradeshows, increased amounts being spent on sales collateral for products, brands and new company identity, and increased advertising and promotion expenses amounted to approximately $130,000. We are also continuing to have our products certified by selected in-country regulatory authorities, such as those in the Asia Pacific, Latin America, Europe, Middle East, and Africa regions to improve our products' acceptance in these regions. This process has been slower to mature than we had hoped, but our focus on hiring good, experienced international salespeople to help the expansion continues to be one of the top priorities.

      Our service business sales and marketing expenses were approximately 8.0% of service net revenues for the second quarter. We are making efforts to promote this service in our San Diego and Denver markets focused on both retaining existing subscribers and obtaining new subscribers. We believe customer acquisition and retention costs and employee salary and benefit costs will continue to be the significant sales and marketing costs for our services business.

   General and Administrative Expenses

      General and administrative expenses consist primarily of employee salaries, benefits and associated costs for real estate leases, information systems, finance, legal, and administration of a public company. General and administrative expenses were $2.8 million for the quarter ended June 30, 2005 compared to $2.2 million for the quarter ended June 30, 2004 resulting in an increase of about 27% or $0.6 million from the prior year's reporting period. The increase is a result of the three acquisitions that we made during the second quarter of 2004 offset by reductions we were able to achieve from the prior year's second quarter. The increase is comprised primarily of the following factors: 1) increased depreciation and amortization expense amounted to approximately $310,000; 2) costs of increased personnel being hired or acquired through the acquisitions amounted to just under $340,000; and 3) increased rents and related expenses amounted to about $90,000.

      Our services business general and administrative expenses were just over 74% of services net revenue in the second quarter. The primary expenses in this category are employee salary and benefit costs, depreciation and amortization, facility rental expense, and professional fees. While we monitor these costs very closely, we do not expect these costs to decrease significantly. However, we expect they will begin to decline as a percentage of services revenue as more new subscribers are added to our operating networks.

   Research and Development Expenses

      Research and development expenses consist primarily of personnel salaries and fringe benefits and related costs associated with our product development efforts. These include costs for development of products and components, test equipment and related facilities. Research and development expenses increased to $0.9 million for the quarter ended June 30, 2005 from $0.5 million for the quarter ended June 30, 2004, an approximate increase of $400,000 or approximately 80%. The increase in research and development was primarily due to the addition of research and development engineering personnel through our acquisitions as well as additional prototype material and other related support costs required for our new product development efforts.

      Our services business research and development expenses were approximately 22% of services net revenue in the second quarter. These expenses primarily consist of employee salary and benefit costs. We expect these expenses to remain relatively stable in the short-term, but we expect they will begin to decline as a percentage of services revenue as more new subscribers are added to our operating networks.

   Other income (expenses)

      Other income and expenses totaled approximately $202,000 in the second quarter 2005, as compared to ($8,000) in the corresponding quarter of 2004. This was principally due to an increase in interest income to approximately $269,000 in 2005, from $26,000 in the same period in 2004, because of the investments and cash and cash equivalents we acquired as a result of the Terabeam acquisition.



For the six months ended June 30, 2005 and 2004:

      The following table provides statement of operations data as a percentage of sales for the periods presented.

                                             Six Months Ended June 30,
                                                    (unaudited)
                                             -------------------------
                                                2005            2004
                                             ----------     ----------
       Sales .............................          100%           100%
       Cost of goods sold ................           51             63
                                             ----------     ----------
       Gross profit ......................           49             37
       Operating expenses:
           Selling costs .................           15              9
           General and administrative ....           38             36
           Research and development ......           12              9
                                             ----------     ----------
              Total operating expenses ...           65             54
                                             ----------     ----------
       Operating (loss) income ...........          (16)           (17)
       Other income (expenses) ...........            2              5
       Income taxes ......................           --             --
                                             ----------     ----------
       Net income ........................          (14)%          (12)%
                                             ==========     ==========

   Sales

      Sales for the six months ended June 30, 2005 were $13.8 million as compared to $10.8 million for the same period in 2004 for an increase of $3.0 million or 28%. The three primary reasons for the increase in our revenue were a full six months of combined operations with the three companies we acquired in the second quarter of 2004, the introduction and sale of new TeraMax(TM) point-to-multipoint products and related peripherals, and results from our strategic focus on increasing our sales to international markets, established carriers, and government entities.

      In six months ended June 30, 2005, our service business made up just over 10% of our total consolidated revenue, totaling of $1.4 million from over 8,000 subscribers. This represents an increase of just over 8% from the number of subscribers when we acquired Ricochet(R) network on June 25, 2004. We continue our efforts to increase the number of subscribers.

      For the six months ending June 30, 2005 and 2004, international sales, excluding Canada, approximated 18% and 14%, respectively, of total sales. The reason for the decline in international sales as a percent of sales is the fact that all of our services business is domestic and in the first six months of 2004 there was no comparable services revenues. International sales are up in dollar terms from the year ago comparable period.

   Cost of goods sold and gross profit

      Cost of goods sold and gross profit for the six months ended June 30, 2005 were $7.0 million and $6.8 million, respectively. For the same period in 2004, costs of goods sold and gross profit were $6.7 million and $4.0 million, respectively. Gross profit margin, as a percentage of sales, for the six months ended June 30, 2005 and 2004 was 49% and 37%, respectively. Gross profits improved significantly from the first six months of the prior year primarily due to the following factors: 1) our maintaining or even increasing our product prices wherever competition or market conditions would allow; 2) our ability to offer more feature-rich products without significant additional cost due in large part to our acquisition of KarlNet last year; 3) the introduction of our newest point-to-multipoint product TeraMax(TM); and 4) our increased offshore manufacturing of mechanical components.

      Gross margins in our services business were approximately 28% of service net revenue in the first six months of the fiscal year. Those gross margins have increased as we have added additional subscribers to our operating networks, and we believe we have the opportunity to increase our service gross margin by continuing to add additional subscribers to those operating networks given the relatively low incremental cost of adding subscribers to those networks.

   Sales and Marketing Expenses

      Sales and marketing expenses consist primarily of employee salaries and associated costs for selling, marketing, customer and technical support as well as field support. Sales and marketing expenses for the six months ended June 30, 2005 were $2.0 million, an increase of $1.1 million (approximately 122%) over $0.9 million for the same period in 2004. This increase was due primarily to the following factors: 1) increased sales and marketing headcount as well as increased salaries for more experienced sales personnel amounted to approximately $700,000; and 2) increased travel by sales personnel, attendance at tradeshows and increased amounts being spent on sales collateral for products, brands and new company identity, and increased advertising and promotion expenses totaled approximately $210,000.

      Our service business sales and marketing expenses were approximately 8% of service net revenues for the six month period. We are making efforts to promote this service in our San Diego and Denver markets focused on both retaining existing subscribers and obtaining new subscribers. We believe customer acquisition and retention costs and employee salary and benefit costs will continue to be the significant sales and marketing costs for our services business.

   General and Administrative Expenses

      General and administrative expenses consist primarily of employee salaries, benefits and associated costs for real estate leases, information systems, finance, legal, and administration of a public company. General and administrative expenses were $5.3 million for the six months ended June 30, 2005 compared to $3.9 million for the six months ended June 30, 2004 resulting in an increase of about 36% or $1.4 million from the prior year's reporting period. The increase is a result of the three acquisitions that we made during the second quarter of 2004 offset by reductions we were able to achieve from the first six month of the prior year. The increase is comprised primarily of the following factors: 1) increased depreciation and amortization expense amounted to approximately $671,000; 2) costs of increased personnel being hired or acquired through the acquisitions amounted to approximately $400,000; and 3) increased rents and related expenses amounted to about $315,000.

      Our services business general and administrative expenses were over 56% of services net revenue in the first six months of 2005. The primary expenses in this category are employee salary and benefit costs, depreciation and amortization, facility rental expense, and professional fees. While we monitor these costs very closely, we do not expect these costs to decrease significantly. However, we expect they will begin to decline as a percentage of services revenue as more new subscribers are added to our operating networks.

   Research and Development Expenses

      Research and development expenses consist primarily of personnel salaries and fringe benefits and related costs associated with our product development efforts. These include costs for development of products and components, test equipment and related facilities. Research and development expenses increased to $1.6 million for the six months ended June 30, 2005 from $1.0 million for the six months ended June 30, 2004, an approximate increase of $0.6 million, or 60%. The increase in research and development was primarily due to the addition of research and development engineering personnel through our acquisitions as well as additional prototype material and other related support costs required for our new product development efforts.

      Our services business research and development expenses were just over 21% of services net revenue in the first six months of 2005. These expenses primarily consist of employee salary and benefit costs. We expect these expenses to remain relatively stable in the short-term, but we expect they will begin to decline as a percentage of services revenue as more new subscribers are added to our operating networks.

   Other income (expenses)

      Other income and expenses totaled approximately $239,000 in the first six months of 2005 as compared to $490,000 for the corresponding period of 2004. There were a number of significant factors in this category. First, for the six months ended June 30, 2005 compared to the same period in 2004, interest income increased to approximately $490,000 from $50,000 because of the investments and cash and cash equivalents we acquired as a result of the Terabeam acquisition. Second, we took a permanent write-down of certain bond and stock holdings in the amount of approximately $112,000 during the first half of 2005. During the first half of 2004, we realized a gain of approximately $500,000 from the sale of legacy Telaxis intellectual property.


Liquidity and Capital Resources

      At June 30, 2005, we had cash, cash equivalents, and investments available-for-sale of $34.4 million. This excludes restricted cash of $5.1 million. For the six months ended June 30, 2005, cash used by operations was approximately $3.9 million. Cash used by operations includes net loss of $1.9 million and $3.3 million in changes in assets and liabilities affecting operations, offset by $1.3 million of non-cash items. The changes in assets and liabilities affecting operation consisted primarily of an increase in accounts receivable of $1.1 million and a decrease in accounts payable and accrued expenses of $2.2 million for the six months ended June 30, 2005.

      For the six months ended June 30, 2005, cash provided by investing activities was $4.7 million. The majority of this amount was due to several fixed income investments maturing during the second quarter of 2005.

      Cash used in financing activities was $2.1 million for the six months ended June 30, 2005. In May 2005 we repurchased 1,000,000 shares of common stock for an aggregate purchase price of $2,000,000. This stock had originally been issued in a private placement in May 2004 as part of the consideration paid to the stockholders of KarlNet, Inc. in connection with YDI's acquisition of KarlNet. In addition, on May 6, 2005, we signed a stock purchase agreement pursuant to which we agreed to repurchase 33,750 shares of our common stock from a private investor. These 33,750 shares were issued to that investor in a private placement in July 2000. The aggregate purchase price for this stock was $67,500.

      During the first six months of 2005 and 2004, Merry Fields distributed to its members $0 and $50,000, respectively. The distributed amounts were Merry Fields' funds generated from YDI rental payments to Merry Fields. Although Merry Fields is a separate legal entity from YDI, its financial statements are consolidated with YDI's for financial reporting purposes. The financial results are consolidated because YDI guarantees the bank loan made to Merry Fields that is secured by the 8000 Lee Highway facility in Falls Church, Virginia. That facility is leased to YDI by Merry Fields.

      Our long-term financing requirements depend upon our growth strategy, which relates primarily to our desire to increase revenue both domestically as well as internationally. We recently expended approximately $25.2 million to purchase substantially all of the operations of Proxim Corporation. Although this acquisition significantly reduced on cash on hand, we believe this acquisition will increase both our domestic and international revenue. Due to recent nature of this acquisition, management is currently determining the scope of our expected day-to-day normal operations and therefore evaluating whether there will be a requirement over the next twelve months for external financing to fund those normal operations. One significant constraint to our equipment business growth is the rate of new product introduction. These new products or product lines may be designed and developed internally or acquired from existing suppliers to reduce the time to market and inherent risks of new product development. We will need to use some of our current capital to fund the expected future operating losses in our services business given the significant numbers of new subscribers we would have to add for that business to be profitable. We may also use some of our current capital or raise additional capital for our services business if we decide to expand the geographic areas in which we offer service. Our current funding levels may have to be supplemented through new bank debt financing, public debt or equity offerings, or other means due to a number of factors, including our recent acquisition of Proxim's operations and our desired rate of future growth.


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

   Specific Cautionary Statements Relating to the Recent Acquisition of Proxim Corporation's Operations

      On July 27, 2005, we acquired substantially all of the operations of Proxim Corporation. Risks associated with or arising from this transaction include the substantial time and costs expended and incurred relating to this transaction; the ability to integrate the acquired Proxim operations in a cost-effective, timely manner without material liabilities or loss of desired employees, customers, or suppliers; the risk that the expected synergies and other benefits of the transaction will not be realized at all or to the extent expected; the risk that cost savings from the transaction may not be fully realized or may take longer to realize than expected; reactions, either positive or negative, of investors, competitors, customers, suppliers, employees, and others to the transaction; the time and costs required to integrate the acquired Proxim operations; management and board interest in and distraction due to the transaction and integrating the acquired Proxim operations; the uncertain impact of the transaction on the trading market, volume, and price of our stock, particularly in light of the amount of our cash paid in the transaction; the effect of any risks, liabilities, or obligations imposed on or threatened against us arising from the acquisition of Proxim's operations, relationships, and products; developments in and effects of Proxim's ongoing bankruptcy process; difficulties in predicting our future business and financial performance after the acquisition; difficulties, costs, and delays in implementing common internal controls, disclosure controls, systems, and procedures, including financial accounting systems, particularly in light of the enhanced scrutiny given to those items in the current environment; and the possibility that we may want or be required to raise additional debt or equity capital, which, if available at all, may be on terms deemed undesirable by investors, customers, suppliers, employees, or others.

   Cautionary Statements of General Applicability

      In addition to other factors and matters discussed elsewhere in this Form 10-Q, in our other periodic reports and filings made from time to time with the Securities and Exchange Commission, and in our other public statements from time to time (including, without limitation, our press releases), some of the important factors that, in our view, could cause actual results to differ materially from those expressed, anticipated, or implied in the forward-looking statements include, without limitation, a severe worldwide slowdown in the telecommunications equipment market and in the United States in particular; the downturn and ongoing uncertainty in the telecommunications industry and larger economy; developments in our relatively new industry and in the larger economy; the intense competition in the telecommunications equipment and services industries and resulting pressures on our pricing, gross margins, and general financial performance; the impact, availability, pricing, and success of competing technologies and products; difficulties in distinguishing our products from competing technologies and products; difficulties or delays in obtaining customers; dependence on a limited number of significant customers; lack of or delay in market acceptance and demand for our current and contemplated products; difficulties or delays in obtaining raw materials, subassemblies, or other components for our products at the times, in the quantities, and at the prices we desire or expect; risks arising from and relating to our 2004 acquisitions of Ricochet Networks, Inc., Terabeam Corporation, and KarlNet, Inc. (including without limitation resolution of any remaining contingent payment obligations; management distraction due to those acquisitions; the ability of the companies to integrate in a cost-effective, timely manner without material liabilities or loss of desired employees or customers; the risk that the expected synergies and other benefits of the transactions will not be realized at all or to the extent expected; the risk that cost savings from the transactions may not be fully realized or may take longer to realize than expected; reactions, either positive or negative, of investors, competitors, customers, suppliers, employees, and others to the transactions; and the risk that those transactions will, or could, expose us to lawsuits or other liabilities); the expense of defending and settling and the outcome of pending and any future stockholder litigation, including without limitation, our possible exposure under the contemplated settlement of that litigation; the expense of defending and settling and the outcome of pending and any future litigation against us; our recent focus on certain aspects of our current business; difficulties or delays inherent in entering new markets and business areas; difficulties or delays in developing and establishing new products, product lines, and business lines; difficulties or delays in developing, manufacturing, and supplying products with the contemplated or desired features, performance, price, cost, and other characteristics; difficulties in estimating costs of developing and supplying products; difficulties in developing, manufacturing, and supplying products in a timely and cost-effective manner; difficulties or delays in developing improved products when expected or desired and with the additional features contemplated or desired; our limited ability to predict our future financial performance; the expected fluctuation in our quarterly results; the expected fluctuation in customer demand and commitments; difficulties in attracting and retaining qualified personnel; our dependence on key personnel; inability to protect our proprietary technology; the potential for intellectual property infringement, warranty, product liability, and other claims; failure of our customers to sell broadband connectivity solutions that include our products; difficulties in our customers or ultimate end users of our products obtaining sufficient funding; cancellation of orders without penalties; difficulties in complying with existing governmental regulations and developments or changes in governmental regulation; difficulties or delays in obtaining any necessary governmental or regulatory permits, waivers, or approvals; our dependence on third-party suppliers and manufacturers; difficulties in obtaining satisfactory performance from third-party manufacturers and suppliers; our expected continued losses from the operation of our services business; difficulties in attracting and retaining subscribers for our services business; difficulties in expanding our services business and costs and management issues associated with any expansion; diversion of management time and other company resources to our services business; risks associated with foreign sales such as collection, currency and political risk; investment risk resulting in the decrease in value of our investments; difficulties in collecting our accounts receivable; the expected volatility and possible stagnation or decline in our stock price, particularly due to the number of shares of our stock we issued in connection with the acquisitions we made in the second quarter of 2004 and the relatively low number of shares that trade on a daily basis; future stock sales by our current stockholders, including our current and former directors and management, particularly now that Gary E. Rieschel, a representative of our largest stockholder Mobius Venture Capital, is no longer on our board of directors and the lockup agreements entered into by some of the significant Terabeam Corporation stockholders (including Mobius Venture Capital) in connection with our acquiring that company have expired; the effect of our anti-takeover defenses; and risks, impacts, and effects associated with any acquisitions, investments, or other strategic transactions we may evaluate or in which we may be involved. Many of these and other risks and uncertainties are described in more detail in our annual report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

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

      As of June 30, 2005, we had cash and cash equivalents of $34.4 million and restricted cash of $5.1 million. All these funds are on deposit in short-term accounts with several national banking organizations. Therefore, we do not expect that an increase in interest rates would materially reduce the value of these funds. The primary risk to loss of principal is the fact that these balances are only insured by the Federal Deposit Insurance Corporation up to $100,000 per bank. At June 30, 2005, the uninsured portion totaled approximately $39.1 million. Although an immediate increase in interest rates would not have a material effect on our financial condition or results of operations, declines in interest rates over time will reduce our interest income.

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

Item 4.  Controls and Procedures.

   Disclosure controls and procedures

      Based on their evaluation as of June 30, 2005, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of that date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC's rules and forms. In coming to this conclusion, our Chief Executive Officer and Chief Financial Officer considered the matters described under the next heading.

   Internal control over financial reporting

      Under current SEC regulations, we are not currently required to evaluate or provide a report on our internal control over financial reporting. However, we continue our analysis and action plans on that subject to better prepare us for the time when we will be required to evaluate and provide a report on our internal control over financial reporting. As reported in our annual report on Form 10-K for the year ended December 31, 2004, in connection with its annual audit and review procedures, our independent auditor considered and provided input to us relating to our internal control over financial reporting. Our auditor expressed concern that certain of our internal control procedures regarding the reliability of financial reporting and the preparation of our financial statements have two material weaknesses. Upon discovery of these concerns, our auditors performed numerous additional audit procedures relating to our financial statements for the years ended December 31, 2004 and 2003 before rendering their unqualified audit opinion. During the six months ended June 30, 2005, we made numerous changes to our internal control over financial reporting. The following table identifies the material weaknesses identified by our auditors as well as responsive changes we have made to our internal controls in the six months ended June 30, 2005.


     Original Material Weakness Described                  Responsive Changes Made
     ------------------------------------                  -----------------------

o Weaknesses in period-ending financial reporting process

 o General. We do not have a well-defined and     o In the first quarter of 2005, we created a
organized closing process. The result was a      written, detailed, well-defined, and
delay in producing financial reports and         organized fiscal period end closing process
schedules needed for the audit process,          checklist. This checklist describes required
numerous errors in various schedules             closing procedures as well as the personnel



prepared for the audit, the need for a           responsible for each procedure, the
number of significant and material adjusting     personnel responsible for reviewing each
entries that were identified during the          procedure, and dates for the completion and
audit process, and the incursion of extra        review of each procedure. We followed this
audit fees to perform the additional work.       checklist in closing the second quarter
                                                 2005. We believe we prepared all significant
                                                 closing schedules for the period ended June
                                                 30, 2005 within the time periods
                                                 contemplated for the preparation and review
                                                 of our second quarter 2005 financial
                                                 statements. We also believe no material
                                                 changes were made to any of these schedules
                                                 during the review process.

 o Documentation of the closing process. We       o See the discussion above about our closing
do not use a checklist to manage the closing     process checklist. In the first quarter of
process documenting who will perform each        2005, we created an organized process for
procedure, who will review each procedure,       saving all closing schedules and
and when completion and review of each           reconciliations. We save these materials
procedure is due and is accomplished. We do      both electronically in specific fiscal
not have an organized process for saving         period electronic files and in paper format
schedules and reconciliations to identify        in fiscal period closing binders. We
and calculate pre-audit adjusting entries        followed this process in closing the second
and support amounts in the basic financial       quarter 2005.
statements, in the financial statement
footnotes, and in other parts of our annual
report on Form 10-K.

 o Controls over non-routine and                  o We now require that at least two
non-systematic transactions. We need better      experienced accounting personnel review the
control over non-routine and non-systematic      accounting treatment of each non-routine and
transactions that are often more complex         non-systematic transaction. We are improving
when it comes to accounting and valuation        the level of understanding of accounting
issues. We need to better research and           principles and related compliance in our
carefully document the accounting principles     accounting department and will continue that
and procedures to be followed when these         education process. In order to help in this
non-routine transactions occur.                  area, we have purchased for our accounting
                                                 department electronic access to accounting
                                                 principles, standards, and guidance.

 o Review of the allowance for doubtful           o We believe we are making progress in
accounts. We currently adjust our allowance      identifying and taking into account other
for doubtful accounts based on percentages       factors that should be considered when
applied to each aging group. While we            calculating our allowance for doubtful
believe this provides a reasonable basis to      accounts. We are including a review of
begin evaluating the allowance, we need to       specific large accounts as part of the
assess other factors when considering the        process, and we continue to work on refining
allowance for doubtful accounts.                 this analysis.

o Weaknesses in the review and approval of the accounting function

 o General. Many of the accounting functions      o In the first quarter of 2005, we
have been done by a single person. There is      reorganized our accounting department so
no documented process for the review of the      that no single person performs a predominant
work product of that person by a member of       portion of our fiscal period end closing
management. Significant and material             process. In the reorganization, we also
adjusting entries were identified during the     divided some of the day-to-day accounting
audit process that appeared to be due to         functions among several people. Each closing
errors made by the single person.                procedure is reviewed by at least one other
                                                 person depending on the significance and
                                                 complexity of any entry. We have made
                                                 changes in our accounting personnel to
                                                 reduce the possibility of future data
                                                 errors. We believe no material changes were



                                                 made to any of our closing schedules during
                                                 the review process relating to our second
                                                 quarter 2005 financial statements.

 o Journal entry support and approval. Many       o In the first quarter of 2005, we
of our journal entries lacked proper support     implemented a written control procedure tha
and approval by a responsible employee.          requires all journal entries to have the
Also, many of the explanations accompanying      necessary support and a detailed
the entries were inadequate.                     explanation. During the second quarter of
                                                 2005 we implemented new procedures for the
                                                 review and approval of journal entries.

   Changes in internal control over financial reporting

      There was no change in our internal control over financial reporting during our second quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over our financial reporting other than the changes described above under the preceding heading "Internal Control over Financial Reporting." We expect we will continue to make improvements to our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

      During the period from June 12 to September 13, 2001, four purported securities class action lawsuits were filed against Telaxis Communications Corporation, a predecessor company to YDI Wireless, Inc., in the U.S. District Court for the Southern District of New York: Katz v. Telaxis Communications Corporation et al., Kucera v. Telaxis Communications Corporation et al., Paquette v. Telaxis Communications Corporation et al., and Inglis v. Telaxis Communications Corporation et al. The lawsuits also named one or more of the underwriters in the Telaxis initial public offering and certain of its officers and directors. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint which supersedes the individual complaints originally filed. The amended complaint alleges, among other things, violations of the registration and antifraud provisions of the federal securities laws due to alleged statements in and omissions from the Telaxis initial public offering registration statement concerning the underwriters' alleged activities in connection with the underwriting of Telaxis' shares to the public. The amended complaint seeks, among other things, unspecified damages and costs associated with the litigation. These lawsuits have been assigned along with, we understand, approximately 1,000 other lawsuits making substantially similar allegations against approximately 300 other publicly-traded companies and their public offering underwriters to a single federal judge in the U.S. District Court for the Southern District of New York for consolidated pre-trial purposes. We believe the claims against us are without merit and have defended the litigation vigorously. The litigation process is inherently uncertain, however, and there can be no assurance that the outcome of these claims will be favorable for us.

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

      Consummation of the proposed settlement remains conditioned on obtaining both preliminary and final court approval. Formal settlement documents were submitted to the court in June 2004, together with a motion asking the court to preliminarily approve the form of settlement. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, opposed preliminary approval of the proposed settlement of those cases. On February 15, 2005, the court issued an order preliminarily approving the proposed settlement in all respects but one. In response to this order, the plaintiffs and the issuer defendants are in the process of submitting revised settlement documents to the court. The underwriter defendants may object to the revised settlement documents. If the court preliminarily approves the proposed settlement, notice of the terms of the proposed settlement will be sent to all proposed class members and published in several newspapers and on the Internet. The court will also schedule a fairness hearing at which any objections to the proposed settlement may be heard. Thereafter, the court will determine whether to grant final approval to the proposed settlement.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Repurchase

------------------------------------------------------------------------------------------------------------------
                                                                                             (d) Maximum Number
                                                                                               (or Approximate
                                                                       (c) Total Number of    Dollar Value) of
             Period                  (a) Total     (b) Average Price    Shares (or Units)     Shares (or Units)
                                     Number of       Paid per Share   Purchased as Part of     that May Yet Be
                                     Shares (or        (or Unit)       Publicly Announced    Purchased Under the
                                  Units) Purchased                      Plans or Programs     Plans or Programs
------------------------------------------------------------------------------------------------------------------
Month #1 (April 1, 2005 - April          0                N/A                  N/A                   N/A
30, 2005)
------------------------------------------------------------------------------------------------------------------
Month #2 (May 1, 2005 - May 31,    1,033,750 (1)         $2.00                  0                     0
2005)
------------------------------------------------------------------------------------------------------------------
Month #3 (June 1, 2005 - June            0                N/A                  N/A                   N/A
30, 2005)
------------------------------------------------------------------------------------------------------------------
Total                                1,033,750           $2.00                0 (2)                 0 (2)
------------------------------------------------------------------------------------------------------------------

----------------
(1) On May 6, 2005, we signed a stock purchase agreement pursuant to which we agreed to repurchase 33,750 shares of our common stock from a private investor. These 33,750 shares were issued to that investor in a private placement in July 2000. The aggregate purchase price for this stock was $67,500. On May 25, 2005, we signed stock purchase agreements pursuant to which we agreed to repurchase 1,000,000 shares of our common stock from the former stockholders of KarlNet, Inc. These 1,000,000 shares were issued to those two investors in a private placement in May 2004 as part of the consideration paid to the stockholders of KarlNet in connection with our acquisition of KarlNet. The aggregate purchase price for this stock was $2,000,000.
(2) We have not publicly announced any plan or program to repurchase any of our common stock.

Item 4.  Submission of Matters to a Vote of Security Holders

      We held our annual meeting of stockholders on May 24, 2005. At that meeting, each of the following individuals was elected as a director of the company (these individuals were at the time all the directors of the company) by the following votes:

       Name of Individual               Votes For              Votes Withheld
       ------------------               ---------              --------------
      Daniel A. Saginario               20,134,804                 51,297
      Robert E. Fitzgerald              20,131,792                 54,309
       John W. Gerdelman                20,135,103                 50,998
        Daniel R. Hesse                 20,129,269                 56,832
        Gary E. Rieschel                20,069,021                117,080
       Robert A. Wiedemer               20,069,747                116,354

      As previously reported, Messrs. Hesse and Rieschel have since resigned from our board.

      Also at that annual meeting, the stockholders of the company approved an amendment to the company's 2004 Stock Plan increasing the shares of our common stock issuable thereunder by 1,000,000 by a vote of 13,486,068 shares for, 329,626 shares against, 11,178 shares abstained, and 6,359,229 shares non-voted.


Item 6.  Exhibits.

      See Exhibit Index.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                YDI Wireless, Inc.

Date:  August 15, 2005          By: /s/  Patrick L. Milton
                                    --------------------------------------------
                                    Patrick L. Milton,
                                    Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX

  Exhibit
   Number                          Description
   2.1 Asset Purchase Agreement, dated as of July 18, 2005, by and among Terabeam Wireless (the business name of YDI Wireless, Inc.), Proxim Corporation, Proxim Wireless Networks, Inc., and Proxim International Holdings, Inc. (incorporated by reference to Exhibit
            2.1 to the Form 8-K filed by the registrant with the SEC on July 22,
            2005).

   10.1 Amendment No. 1 to 2004 Stock Plan of YDI Wireless, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the registrant with the SEC on May 27, 2005).

   10.2 Employment Agreement, dated May 23, 2005, between YDI Wireless, Inc. and Len Gee (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the registrant with the SEC on May 27, 2005).

   10.3 Incentive Stock Option Agreement, dated June 20, 2005, between YDI Wireless, Inc. and Len Gee (incorporated by reference to Exhibit
            10.1 to the Form 8-K filed by the registrant with the SEC on June 24, 2005).

   10.4 Employment Agreement, effective as of July 27, 2005, between Terabeam Wireless (the business name of YDI Wireless, Inc.) and Kevin J. Duffy (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the registrant with the SEC on August 2, 2005).

   10.5 Employment Agreement, effective as of July 27, 2005, between Terabeam Wireless (the business name of YDI Wireless, Inc.) and David F. Olson (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the registrant with the SEC on August 2, 2005).

   10.6 Intellectual Property Agreement, dated as of August 5, 2002, by and between Agere Systems, Inc. and Proxim Corporation (previously filed as an exhibit to the current report on Form 8-K filed with the SEC by Proxim Corporation on August 19, 2002).

   10.7 Patent License Agreement, dated as of August 5, 2002, by and among Agere Systems Guardian Corporation, Agere Systems, Inc. and Proxim Corporation (previously filed as an exhibit to the current report on Form 8-K filed with the SEC by Proxim Corporation on August 19,
            2002).

   10.8 Supply Agreement, dated as of August 5, 2002, by and between Agere Systems, Inc. and Proxim Corporation (previously filed as an exhibit to the current report on Form 8-K filed with the SEC by Proxim Corporation on August 19, 2002).

   10.9 Lease, dated as of May 10, 2005, by and between CarrAmerica Realty Operating Partnership, L.P. and Proxim Corporation.

   31.1     Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

   31.2     Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

   32.1 Certification Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350 of Chapter 63 of Title 18 of the United States Code).