Form 10-Q
period 2005-09-30
TERABEAM, INC.
filed 2005-11-14
CIK 712511

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------
                                    FORM 10-Q
                              ---------------------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_________TO____________

                        Commission File Number 000-29053

                                 TERABEAM, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     04-2751645
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                                2115 O'NEL DRIVE
                               SAN JOSE, CA 95131
                    (Address of principal executive offices)

                                 (408) 731-2700
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

      As of October 31, 2005, there were 21,408,910 shares of the registrant's common stock outstanding.

================================================================================

                                 TERABEAM, INC.
                                      INDEX

                                                                                                     PAGE NO.
                                                                                                     --------
PART I.          FINANCIAL INFORMATION

        Item 1.      Consolidated Financial Statements .............................................     3

                         Consolidated Balance Sheets as of September 30, 2005 (unaudited) and
                            December 31, 2004 ......................................................     4

                         Consolidated Statements of Operations for the nine months ended September
                            30, 2005 and 2004 (unaudited) ..........................................     5

                         Consolidated Statement of Changes in Stockholders' Equity for the nine
                            months ended September 30, 2005 (unaudited) ............................     6

                         Consolidated Statements of Cash Flows for the nine months ended September
                            30, 2005 and 2004 (unaudited) ..........................................     7

                         Notes to Consolidated Financial Statements (unaudited) ....................     8

        Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                     Operations ....................................................................    18

        Item 3.      Quantitative and Qualitative Disclosures about Market Risk ....................    28

        Item 4.      Controls and Procedures .......................................................    28

PART II.         OTHER INFORMATION

        Item 1.      Legal Proceedings .............................................................    30

        Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds ...................    31

        Item 6.      Exhibits.......................................................................    31

SIGNATURE ..........................................................................................    32

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

Item 1.  Financial Statements.

                                 TERABEAM, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                           September 30,    December 31,
                                                                                2005             2004
                                                                           -------------    -------------
                                                                            (unaudited)
Assets

Current assets:

   Cash and cash equivalents                                               $       8,743    $      35,368

   Investment securities - available-for-sale                                        263            5,369

   Accounts receivable, net                                                        8,973            2,972

   Refundable income taxes                                                            --              151

   Inventory                                                                       9,252            7,442

   Prepaid expenses                                                                1,131              253
                                                                           -------------    -------------
     Total current assets                                                         28,362           51,555

Property and equipment, net                                                        4,152            2,511

Other Assets:

   Restricted cash                                                                 5,076            5,136

   Goodwill                                                                        6,663            6,072

   Intangible assets, net                                                         20,924           11,919

   Deposits                                                                          388               91
                                                                           -------------    -------------
     Total other assets                                                           33,051           23,218
                                                                           -------------    -------------
     Total assets                                                          $      65,565    $      77,284
                                                                           =============    =============
Liabilities and Stockholders' Equity

Current liabilities:

   Accounts payable and accrued expenses                                   $      11,810    $       6,965

   Deferred revenue                                                                1,673              159

   Current maturities of notes payable                                               135            2,899
                                                                           -------------    -------------
     Total current liabilities                                                    13,618           10,023

Notes payable, net of current maturities                                              97            1,270
                                                                           -------------    -------------
     Total liabilities                                                            13,715           11,293

Commitments and contingencies

Stockholders' Equity

Preferred stock, $0.01 par value; authorized 4,500,000, none issued at
September 30, 2005 and December 31, 2004                                              --               --

Common stock, $0.01 par value, 100,000,000 shares authorized, 21,408,910 issued and outstanding at September 30, 2005 and 22,845,847 issued with
22,345,847 outstanding at December 31, 2004                                          214              228

   Additional paid-in capital                                                     56,580           59,637

   Retained earnings                                                              (4,933)           7,277

   Treasury stock                                                                     --           (1,155)

   Accumulated other comprehensive income:

   Net unrealized gain (loss) on available-for-sale securities                       (11)               4
                                                                           -------------    -------------
     Total stockholders' equity                                                   51,850           65,991
                                                                           -------------    -------------
     Total liabilities and stockholders' equity                            $      65,565    $      77,284
                                                                           =============    =============

   The accompanying notes are an integral part of these financial statements.

                                 TERABEAM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                 For the Three Months Ended         For the Nine Months Ended
                                                                        September 30,                      September 30,
                                                                 ---------------------------       ---------------------------
                                                                    2005             2004             2005             2004
                                                                 ----------       ----------       ----------       ----------
Revenues                                                         $   18,147       $    6,370       $   31,909       $   17,120

Cost of goods sold                                                   10,503            3,682           17,509           10,426

Restructuring provision for excess and obsolete inventory             2,143               --            2,143               --
                                                                 ----------       ----------       ----------       ----------
   Gross profit                                                       5,501            2,688           12,257            6,694

Operating expenses:

   Selling costs                                                      3,800              879            5,831            1,799

   Restructuring charges                                                944               --              944               --

   Restructuring charge for impairment of intangible assets           4,664               --            4,664               --

   General and administrative                                         3,342            3,381            8,627            7,288

   Research and development                                           2,788            1,069            4,438            2,038
                                                                 ----------       ----------       ----------       ----------
       Total operating expenses                                      15,538            5,329           24,504           11,125
                                                                 ----------       ----------       ----------       ----------
Operating income (loss)                                             (10,037)          (2,641)         (12,247)          (4,431)

Other income (expenses):

   Interest income                                                      122              360              612              410

   Interest expense                                                      (4)             (76)            (140)            (139)

   Other income (loss)                                                   10                6             (106)             509
                                                                 ----------       ----------       ----------       ----------
       Total other income (expenses)                                    128              290              366              780
                                                                 ----------       ----------       ----------       ----------
Income (loss) before income taxes                                    (9,909)          (2,351)         (11,881)          (3,651)

   Benefit (provision) for income taxes                                  (3)              --               11               (2)
                                                                 ----------       ----------       ----------       ----------
Income (loss) before minority interest                               (9,912)          (2,351)         (11,870)          (3,653)

    Minority interest in net income of Merry Fields                    (101)              --             (101)              --
                                                                 ----------       ----------       ----------       ----------
Net income (loss)                                                  ($10,013)         ($2,351)        ($11,971)         ($3,653)
                                                                 ==========       ==========       ==========       ==========

   Weighted average shares - basic and diluted                       21,163           26,218           21,932           18,788
                                                                 ----------       ----------       ----------       ----------
     EPS, basic and diluted                                          ($0.47)          ($0.09)          ($0.55)          ($0.19)
                                                                 ==========       ==========       ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                                 TERABEAM, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                        (in thousands, except share data)
                                   (unaudited)

                                                                                                        Accumulated
                                            Common Stock       Additional                                  Other
                                        --------------------    Paid-in        Retained     Treasury   Comprehensive
                                          Shares     Amount     Capital        Earnings      Stock     (Loss) Income      Total
                                        ----------  --------   ----------     ----------   ----------  --------------   ----------
Balances, January 1, 2005               22,345,847  $    228    $ 59,637      $    7,277      ($1,155) $            4   $   65,991

Treasury stock retired                  (1,033,750)      (15)     (3,207)                       1,155                       (2,067)

Exercise of stock options and warrants      96,813         1         130                                                       131

Deconsolidation of subsidiary                                         20            (239)                                     (219)

Comprehensive income:

   Net income (loss)                                                             (11,971)                                  (11,971)

   Unrealized gains on investments                                                                                (15)         (15)
                                        ----------  --------    --------      ----------   ----------  --------------   ----------
     Total comprehensive income                                                  (11,971)                         (15)     (11,986)
                                        ----------  --------    --------      ----------   ----------  --------------   ----------
Balances, September 30, 2005
(unaudited)                             21,408,910  $    214    $ 56,580         ($4,933)  $        0            ($11)  $   51,850
                                        ==========  ========    ========      ==========   ==========  ==============   ==========

   The accompanying notes are an integral part of these financial statements.

                                 TERABEAM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                   For the Nine Months Ended
                                                                         September 30,
                                                                   -------------------------
                                                                       2005           2004
                                                                   ----------     ----------
Cash flows from operating activities:

   Net income (loss)                                                 ($11,971)       ($3,653)

     (Gain) loss on disposal of securities                               --              (10)

     Loss on disposal of property and equipment                          --                6

       Depreciation and amortization                                    1,997            645

       Loss on write-down of investments available-for-sale               112             --

       Bad debt allowance (recovery)                                      292            296

       Restructuring charge for impairment of intangible assets         4,664             --

       Restructuring provision for excess and obsolete inventory        2,143             --

       Changes in assets and liabilities affecting operations:

          Restricted cash                                                  60            700

          Accounts receivable                                          (1,487)           115

          Refundable income taxes                                         151             75

          Inventory                                                     1,045           (408)

          Deposits                                                       (159)             2

          Prepaid expenses                                               (706)            95

          Accounts payable and accrued expenses                          (374)          (380)

          Deferred revenue                                              1,514            167
                                                                   ----------     ----------

            Net cash provided by (used in) operating activities        (2,719)        (2,350)
                                                                   ----------     ----------

Cash flows from investing activities:

   Cash received from acquisitions                                        384         10,252

   Cash used in acquisitions                                          (24,300)        (4,800)

   Sale of securities                                                   5,220         17,065

   Purchase of securities                                                (241)          (415)

   Proceeds on disposal of assets held for sale                           169            915

   Purchase of property and equipment                                    (114)           (28)

   Investment in capitalized software                                    (382)          (322)
                                                                   ----------     ----------

       Net cash provided by (used in) investing activities            (19,264)        22,667
                                                                   ----------     ----------
Cash flows from financing activities:

   Distributions to Merry Fields members                                   --            (50)

   Repurchase of common stock                                          (2,067)            --

   Exercise of stock options and warrants                                 131            356

   Purchase of treasury stock                                              --         (6,500)

   Repayment of notes payable                                          (2,706)          (118)
                                                                   ----------     ----------

       Net cash provided by (used in) financing activities             (4,642)        (6,312)
                                                                   ----------     ----------

Net increase (decrease) in cash and cash equivalents                  (26,625)        14,005

Cash and cash equivalents, beginning of period                         35,368          8,990
                                                                   ----------     ----------

Cash and cash equivalents, end of period                           $    8,743     $   22,995
                                                                   ==========     ==========

Supplemental disclosure of cash flow information:
   Cash paid for interest                                          $      160     $      123
                                                                   ==========     ==========
   Income taxes paid                                               $       --     $        2
                                                                   ==========     ==========
   Stock issued for acquisitions                                   $       --     $   59,648
                                                                   ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                                 TERABEAM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

      The consolidated financial statements of Terabeam, Inc. (the "Company" or "Terabeam") for the three month and nine month periods ended September 30, 2005 and 2004 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

      Effective November 7, 2005, the Company changed its corporate name from "YDI Wireless, Inc." to "Terabeam, Inc." This name change was effected by means of a "short-form" statutory merger of the Company's wholly owned subsidiary Terabeam, Inc. with and into the Company with the Company being the surviving corporation in the merger under the new name of Terabeam, Inc. The Company also changed its ticker symbol to "TRBM" in connection with that change of corporate name.

      Merry Fields, LLC ("Merry Fields") was formed by shareholders of a Company predecessor, Young Design, Inc., under the laws of the State of Delaware in August 2000. Merry Fields owns the property and land leased to Terabeam for its Falls Church, Virginia operation subject to a loan and mortgage. In accordance with FIN 46R, through June 30, 2005, Merry Fields was a variable interest entity and YDI Wireless, Inc. was determined to be the primary beneficiary of Merry Fields. During the quarter ended September 30, 2005, YDI Wireless, Inc. ceased to guarantee the Merry Fields note payable and is no longer the primary beneficiary of Merry Fields. Through June 30, 2005, the financial statements of Merry Fields were consolidated with the financial statements of YDI Wireless, Inc. Effective with the quarter ended September 30, 2005, the financial statements of Merry Fields are no longer consolidated with the financial statements of YDI Wireless, Inc.

      On July 27, 2005, Terabeam Wireless, through its wholly owned subsidiary Proxim Wireless Corporation ("New Proxim), completed its purchase of substantially all of the assets of Proxim Corporation and its subsidiaries Proxim Wireless Networks, Inc. and Proxim International Holdings, Inc. (collectively, "Old Proxim") pursuant to an asset purchase agreement dated as of July 18, 2005. Under the terms of the asset purchase agreement, Terabeam acquired most of the domestic and foreign operations of Old Proxim for a purchase price of approximately $25,200,000, subject to certain adjustments, liability assumptions, and deductions. At the closing, Terabeam assumed specified obligations of Old Proxim, including specified employee-related obligations. The purchase price after adjustments was approximately $24,300,000.

      Old Proxim was a leading provider of wireless networking equipment for Wi-Fi and broadband wireless networks, and provided enterprise and service provider customers with wireless solutions for the mobile enterprise, security and surveillance, last mile access, voice and data backhaul, public hot spots, and metropolitan area networks. Subsequent to the purchase, the Company moved its corporate headquarters to the Old Proxim offices in San Jose, CA.

      Effective May 2004, the Company acquired KarlNet, Inc., a wireless software development company. In June 2004, the Company acquired Terabeam Corporation, a wireless telecommunications company. Also in June 2004 the Company acquired Ricochet Networks, Inc., a wireless service provider. The financial results of these companies and the operations the Company acquired from Old Proxim from and after the dates of acquisition are included in the financial results reported for the Company.

      During 2004, Terabeam began operating in two different business areas. The first business is the historic operations of Terabeam as a designer, manufacturer, and seller of wireless telecommunications equipment ("Equipment"). The financial results of the business acquired from Old Proxim are reported as part of the Equipment business. The second business is as a wireless Internet service provider ("Services") in several major metropolitan cities. This business was acquired with the Ricochet Networks acquisition during the second quarter of 2004. There are no significant inter-company transactions which affect the revenue or expenses of either business.

      Summarized information for our Equipment and Services businesses for the three months and nine months ended September 30, 2005 is as follows:

      Nine Months Ended September 30, 2005 (000's):

                                                    Equipment   Services     Total
    Assets .......................................  $  62,316   $  3,249   $ 65,565
    Revenue ......................................  $  29,882   $  2,027   $ 31,909
    Operating income (loss) ......................  $ (10,562)  $ (1,685)  $(12,247)

      Three Months Ended September 30, 2005 (000's):

                                                    Equipment   Services     Total
    Assets .......................................  $  62,316   $  3,249   $ 65,565
    Revenue ......................................  $  17,500   $    647   $ 18,147
    Operating income (loss) ......................  $  (9,439)  $   (598)  $(10,037)

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

      If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income per share would have been changed to the pro forma amount indicated below (in thousands, except per share amounts) for the three months and nine months ended September 30, 2005:

                                                                              Three Months Ended
                                                                                  September 30,
                                                                           -------------------------
                                                                               2005          2004
                                                                           -----------   -----------
                                                                           (unaudited)   (unaudited)
      Net income (loss) attributable to common stockholders, as reported:  $   (10,013)  $    (2,351)
      Less:  Total stock based employee compensation expense determined
          under the fair value based method for all awards ..............         (220)         (284)
                                                                           -----------   -----------

      Pro forma net income (loss) attributable to common stockholders ...  $   (10,233)  $    (2,635)
                                                                           ===========   ===========

      Basic and diluted net income (loss) per common share, as reported .  $     (0.47)  $     (0.09)
                                                                           ===========   ===========

      Basic and diluted net income (loss) per common share, pro forma ...  $     (0.48)  $     (0.10)
                                                                           ===========   ===========

                                                                              Nine Months Ended
                                                                                  September 30,
                                                                           -------------------------
                                                                               2005          2004
                                                                           -----------   -----------
                                                                           (unaudited)   (unaudited)
      Net income (loss) attributable to common stockholders, as reported:  $   (11,971)  $    (3,653)
      Less:  Total stock based employee compensation expense determined .
          under the fair value based method for all awards ..............       (1,006)         (298)
                                                                           -----------   -----------

      Pro forma net income (loss) attributable to common stockholders ...  $   (12,977)  $    (3,951)
                                                                           ===========   ===========

      Basic and diluted net income (loss) per common share, as reported .  $     (0.55)  $     (0.19)
                                                                           ===========   ===========

      Basic and diluted net income (loss) per common share, pro forma ...  $     (0.59)  $     (0.21)
                                                                           ===========   ===========

3.    Proxim Acquisition

      The primary reasons for the acquisition of the operations of Old Proxim were a) to acquire Old Proxim's distribution system and to have the opportunity to expand on their strong channel partnerships, b) to expand our product line to be able to offer best-of-breed telco and enterprise wireless solutions from Wi-Fi through wireless Gigabit Ethernet, and c) to bring together two organizations that we believe will allow us to accelerate product development and improve our position in the market.

      The financial statements present the effects of the Old Proxim acquisition under the purchase method of accounting in accordance with FASB Statement 141, Business Combinations. Under the purchase method of accounting, the purchase price is allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values with the remainder allocated to goodwill. We are in the process of reviewing and finalizing certain contingent liabilities related to the purchase. The preliminary purchase price allocation recorded on July 27, 2005 and included in the accompanying balance sheet at September 30, 2005 is as follows (000's):

                Cash ..............................   $    384
                Accounts receivable ...............      5,027
                Inventory .........................      4,998
                Other current assets ..............        171
                Property and equipment ............      3,483
                Other long term assets ............        117
                Identifiable intangible assets ....     14,800
                Goodwill ..........................        565
                Accounts payable ..................       (844)
                Other accrued liabilities .........     (4,401)
                                                      --------
                Total adjusted purchase price .....   $ 24,300
                                                      ========

      The amount allocated to identifiable intangible assets was determined by an independent appraisal. The identifiable tangible assets acquired on July 27, 2005 and included in the accompanying balance sheet at September 30, 2005 were:


                                                        (000's)    Useful Life
                                                        -------    -----------
Trademarks and trade names..........................      2,100    Indefinite
Developed technology................................      5,600       8 years
Customer contracts and related relationships........      7,100       6 years

Pro forma financial information

      The pro forma financial information has been prepared to give effect to the completed acquisition of substantially all of the assets and certain liabilities of Old Proxim. The unaudited pro forma financial information presents the effects of the Old Proxim acquisition under the purchase method of accounting in accordance with FASB Statement 141, Business Combinations.

      The following unaudited pro forma results of operations for the three months and nine months ended September 30, 2005 assume the acquisition of Old Proxim to have occurred as of January 1, 2005. The unaudited pro forma results of operations for the three months and nine months ended September 30, 2004 assume the acquisition of Old Proxim to have occurred as of January 1, 2004.

      The unaudited pro forma condensed combined results of operations are provided for illustrative purposes only and are not necessarily indicative of the operating results that actually would have occurred if the acquisition had been consummated as of the date indicated, nor are they necessarily indicative of future operating results or financial position. These unaudited pro forma condensed combined results of operations should be read in conjunction with the historical consolidated financial statements and related notes of Terabeam and Old Proxim included in this filing or otherwise available.

Pro Forma Results of Operations for the Nine Months ended September 30, 2005 and 2004

                          Nine Months   Jan - Jul                  Pro forma    Nine Months   Nine Months                 Pro forma
                           Terabeam    Old Proxim    Pro forma    Nine Months    Terabeam     Old Proxim     Pro forma   Nine Months
                             2005         2005      Adjustments      2005          2004          2004       Adjustments     2004
                             ----         ----      -----------      ----          ----          ----       -----------     ----
Revenue                     31,909       42,162                     74,071        17,120        89,640                    106,760

Loss before
extraordinary items
and cumulative effect
of accounting changes      (11,971)     (35,641)      11,536       (36,076)       (3,653)      (25,756)        8,255      (21,154)

Net loss                   (11,971)     (35,641)      11,536       (36,076)       (3,653)      (25,756)        8,255      (21,154)

Weighted average shares                                             21,932                                                 18,788

Earnings per share                                                   (1.64)                                                 (1.13)

Pro forma Adjustments for the nine months ended September 30, 2005:

The pro forma adjustments reflect Old Proxim expenses related to assets, liabilities and agreements not acquired by Terabeam in the Asset Purchase Agreement. The net expense eliminated was $11.5 million and includes charges for impairment and amortization of intangible assets, royalty charges, and loss on a debt/equity exchange, offset by depreciation and amortization expense for assets acquired.

Pro forma Adjustments for the nine months ended September 30, 2004:

The pro forma adjustments reflect Old Proxim expenses related to assets, liabilities and agreements not acquired by Terabeam in the Asset Purchase Agreement. The net expense eliminated was $8.3 million and includes royalty charges, amortization of intangible assets, restructuring charges, and certain interest and litigation expenses, offset by depreciation and amortization expense for assets acquired.

Pro Forma Results of Operations for the Three Months ended September 30, 2005 and 2004

                         Three Months      Jul                    Pro forma    Three Months  Three Months                Pro forma
                          Terabeam     Old Proxim    Pro forma   Three Months   Terabeam     Old Proxim     Pro forma   Three Months
                            2005          2005      Adjustments      2005          2004          2004      Adjustments      2004
                         -----------   -----------  -----------  -----------   -----------   -----------   -----------  -----------
Revenue                     18,147         2,230                    20,377         6,370        31,526                     37,896

Loss before
extraordinary items
and cumulative
effect of accounting
changes                    (10,013)      (11,101)       9,006      (12,108)       (2,351)       (1,505)       (3,390)      (7,246)

Net loss                   (10,013)      (11,101)       9,006      (12,108)       (2,351)       (1,505)       (3,390)      (7,246)

Weighted Average shares                                             21,163                                                 26,218

Earnings per share                                                   (0.57)                                                 (0.28)

Pro forma Adjustments for the three months ended September 30, 2005:

The pro forma adjustments reflect Old Proxim expenses related to assets, liabilities and agreements not acquired by Terabeam in the Asset Purchase Agreement. The net expense eliminated was $9.0 million and includes charges for royalty charges, amortization of intangible assets, and loss on a debt/equity exchange, offset by depreciation and amortization expense for assets acquired.

Pro forma Adjustments for the three months ended September 30, 2004:

The pro forma adjustments reflect Old Proxim expenses and income adjustments related to assets, liabilities and agreements not acquired by Terabeam in the Asset Purchase Agreement. The net benefit eliminated was $3.4 million and included a royalty benefit, an adjustment to interest, and depreciation and amortization expense for assets acquired; offset by charges for the amortization of intangible assets and certain litigation expenses.

4.    Comprehensive Income (Loss)

      The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." During the nine months ended September 30, 2005, and 2004, the Company had comprehensive income (loss) of $(11,986,000) and $(4,348,000), respectively, including approximately $(15,000) and $(695,000) (unaudited), respectively, of unrealized (losses) gains on available-for-sale investments, net of income taxes of $0 and $0, respectively.

5.    Inventory and Restructuring Provision for Excess and Obsolete Inventory

      During the quarter ended September 30, 2005, the Company recorded a $2.1 million restructuring provision for excess and obsolete inventory as part of the Company's restructuring activities. The excess inventory charges were due principally to management's decision to discontinue certain older Terabeam product lines subsequent to the acquisition of the Old Proxim product lines and distribution channels.

      Inventory consisted of the following as of the dates shown in the table below (in thousands):

                                              September 30,     December 31,
                                                   2005             2004
                                              -------------    -------------
                                               (unaudited)
      Raw materials .......................   $       5,500    $       1,968
      Work in process .....................             760              124
      Finished goods ......................          13,828            5,950
                                              -------------    -------------
                                                     20,088            8,042
      Allowance for excess and obsolescence         (10,836)            (600)
                                              -------------    -------------
      Net Inventory .......................   $       9,252    $       7,442
                                              =============    =============

      The net increase in inventory is principally due to the inventory acquired in the Old Proxim asset purchase.

6.    Restructuring Charges for Severance and Excess Facilities

      The Company accounts for restructuring charges under the provisions of Statement of Financial Accounting Standards No. 146 ("FAS 146"), Accounting for Costs Associated with Exit or Disposal Activities.

      During the quarter ended September 30, 2005, and subsequent to the Old Proxim acquisition, the Company recorded restructuring charges of approximately $944,000. These charges consisted of operating lease commitments related to facilities which were closed during the quarter, and severance payments to Terabeam employees laid off subsequent to the Old Proxim acquisition.

7.    Restructuring Provision for Impairment of Intangibles

      During the quarter ended September 30, 2005, and subsequent to the Old Proxim acquisition, the restructuring of the Company and the Company's product lines affected the carrying value of certain intangible assets, and the Company recorded a charge for the impairment of intangible assets in the accompanying financial statements totaling $4.7 million. These charges consisted of:

            o A $3.6 million impairment charge related to the Terabeam trade name in accordance with the guidance contained in the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets". Subsequent to the Old Proxim acquisition, the Company chose to sell its wireless equipment products under the go to market name of Proxim Wireless. Since there will be no future revenue stream based on the Terabeam name, an independent third party valuation determined that the fair value of the Terabeam trade name was de minimis at September 30, 2005.

            o A $1.1 million charge related to the write off of certain software development costs that had been previously capitalized under Financial Accounting Standards Board Statement of Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". The Company abandoned development of its Logan software development project after acquiring similar software in the Proxim acquisition due to market timing issues.

8.    Earnings per share

                                                              Three Months Ended            Nine Months Ended
                                                                 September 30,                  September 30,
                                                        ----------------------------    ----------------------------
                                                            2005            2004            2005            2004
                                                        ------------    ------------    ------------    ------------
                                                                (unaudited)                       (unaudited)
      Numerator:

           Net income (loss) ........................   $    (10,013)   $     (2,351)   $    (11,971)   $     (3,653)
                                                        ============    ============    ============    ============

      Denominator- weighted average shares:

           Denominator for basic earnings per share .         21,163          26,218          21,932          18,788

           Dilutive effect of stock options .........   $         --    $         --    $         --    $         --
                                                        ------------    ------------    ------------    ------------

           Denominator for diluted earnings per share         21,163          26,218          21,932          18,788
                                                        ============    ============    ============    ============

           Basic earnings (loss) per share ..........   $      (0.47)   $      (0.09)   $      (0.55)   $      (0.19)
                                                        ============    ============    ============    ============

           Diluted earnings (loss) per share ........   $      (0.47)   $      (0.09)   $      (0.55)   $      (0.19)
                                                        ============    ============    ============    ============

      At September 30, 2005 and 2004, stock options and warrants to purchase shares of common stock were outstanding, but were not included in the computation of diluted earnings for the three month and nine month periods ended September 30, 2005 and 2004 because there was a net loss for each of the applicable periods, and the effect would have been anti-dilutive.

9.    Concentrations

      During the nine months ended September 30, 2005 no one customer accounted for more than 10% of total sales, and there were no customers accounting for more than 10% of sales in the corresponding period of 2004. For the quarter ended September 30, 2005, there were two distributors acquired from Old Proxim that accounted for 16% and 11% of total sales, respectively. There were no customers accounting for more than 10% of sales in the corresponding period of 2004.

      The Company maintains its cash, cash equivalent, and restricted cash balances in several banks. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per bank. At September 30, 2005 the uninsured portion totaled approximately $13.2 million.

10.   KarlNet

      On May 13, 2004, Terabeam acquired KarlNet. The definitive acquisition agreement contained provisions that provided for certain contingent consideration after the initial acquisition date. Terabeam may pay up to an additional $2.5 million over the two years following closing based on achievement of certain milestones and compliance with other conditions. As of September 30, 2005, no events have occurred that have triggered the obligation to pay any of the contingent consideration. Pursuant to the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), the Company believes the payment of any contingent consideration will be treated as additional cost of the acquisition as the contingencies are resolved.

11.   Convertible debt repayment

      The Company assumed convertible notes as part of the Terabeam acquisition. The convertible notes' aggregate principal amount totaled $2.5 million. The notes matured in July 2005, and the Company paid the full principal amount of $2.5 million in cash during the quarter ended September 30, 2005.

12.   Restricted cash

      As part of the 2004 acquisition of Terabeam Corporation, the Company acquired restricted cash. As of September 30, 2005, the restricted cash amounted to approximately $5.1 million which consisted of approximately $0.1 million as collateral for letters of credit relating to lease obligations and $5.0 million held in an indemnification trust for the benefit of former Terabeam Corporation directors and officers. This trust was established by Terabeam Corporation in January 2002, and the funds are managed by an unrelated trustee. To date, no claims have been asserted against the trust funds. The trust expires at the end of 2007 and any remaining funds will be distributed to the Company.

13.   Investment securities

      Other income (loss) for the nine months ended September 30, 2005 included a loss of $112,000 due to a decline in value deemed to be other than temporary on our investment securities available for sale due to rising interest rates and a decline in one of our equity positions during the period.

14.   Recent Accounting Pronouncements

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

15.   Contingencies

   IPO Litigation
   --------------

      During the period from June 12 to September 13, 2001, four purported securities class action lawsuits were filed against Telaxis Communications Corporation, a predecessor company to Terabeam, Inc., in the U.S. District Court for the Southern District of New York: Katz v. Telaxis

Communications Corporation et al., Kucera v. Telaxis Communications Corporation et al., Paquette v. Telaxis Communications Corporation et al., and Inglis v. Telaxis Communications Corporation et al. The lawsuits also named one or more of the underwriters in the Telaxis initial public offering and certain of its officers and directors. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint which supersedes the individual complaints originally filed. The amended complaint alleges, among other things, violations of the registration and antifraud provisions of the federal securities laws due to alleged statements in and omissions from the Telaxis initial public offering registration statement concerning the underwriters' alleged activities in connection with the underwriting of Telaxis' shares to the public. The amended complaint seeks, among other things, unspecified damages and costs associated with the litigation. These lawsuits have been assigned along with, we understand, approximately 1,000 other lawsuits making substantially similar allegations against approximately 300 other publicly-traded companies and their public offering underwriters to a single federal judge in the U.S. District Court for the Southern District of New York for consolidated pre-trial purposes. We believe the claims against us are without merit and have defended the litigation vigorously. The litigation process is inherently uncertain, however, and there can be no assurance that the outcome of these claims will be favorable for us.

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

      In June 2003, we elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. We understand that a large majority of the other issuer defendants have also elected to participate in this proposed settlement. If ultimately approved by the court, this proposed settlement would result in the dismissal, with prejudice, of all claims in the litigation against us and against the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants. The proposed settlement provides that the insurers of the participating issuer defendants will guarantee that the plaintiffs in the cases brought against the participating issuer defendants will recover at least $1 billion. If recoveries totaling $1 billion or more are obtained by the plaintiffs from the underwriter defendants, however, the monetary obligations to the plaintiffs under the proposed settlement will be satisfied. In addition, we and the other participating issuer defendants will be required to assign to the plaintiffs certain claims that the participating issuer defendants may have against the underwriters of their IPOs.

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

      Consummation of the proposed settlement is conditioned upon obtaining approval by the court. On September 1, 2005, the court preliminarily approved the proposed settlement, directed that notice of the terms of the proposed settlement be provided to class members, and scheduled a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the court will determine whether to grant final approval to the proposed settlement.

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

   Symbol Technologies Litigation
   ------------------------------

      On or about October 28, 2005, Symbol Technologies, Inc. ("Symbol") filed a lawsuit in the United States District Court for the District of Delaware against YDI Wireless, Inc., Proxim Wireless Corporation, and Terabeam Corporation. The suit alleges that certain products of YDI Wireless, Proxim Wireless, and Terabeam Corporation infringe three of Symbol's patents, including one patent previously transferred to it by Proxim Corporation. Symbol had successfully sued Proxim Corporation alleging that certain of Proxim Corporation's products infringed the two Symbol patents that Symbol is asserting against YDI Wireless, Proxim Wireless, and Terabeam Corporation. In this suit, Symbol is seeking an injunction preventing YDI Wireless, Proxim Wireless, and Terabeam Corporation from infringing its patents and monetary damages. Symbol has not yet served the lawsuit on YDI Wireless, Proxim Wireless, or Terabeam Corporation so those companies do not yet have any obligation to make a responsive filing to this lawsuit. We have ongoing discussions with Symbol relating to this lawsuit and the allegations in this lawsuit. If we are unable to negotiate a resolution of these matters on terms acceptable to us, we intend to vigorously defend against this lawsuit.

   General
   -------

      We are subject to potential liability under contractual and other matters and various claims and legal actions which are pending or may be asserted against us or our subsidiaries, including claims arising from excess leased facilities. These matters may arise in the ordinary course and conduct of our business. While we cannot predict the outcome of such claims and legal actions with certainty, we believe that such matters should not result in any liability which would have a material adverse affect on our business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      The Company operates in two business segments - providing wireless broadband equipment and providing Internet service. The Company's equipment business is conducted through its Proxim Wireless Corporation subsidiary and its service business is conducted through its Ricochet Networks, Inc. subsidiary.

      The Company recently significantly expanded its wireless equipment business. Effective July 27, 2005 the Company, through its wholly owned subsidiary Proxim Wireless Corporation, purchased substantially all of the assets of Proxim Corporation and its subsidiaries Proxim Wireless Networks, Inc. and Proxim International Holdings, Inc. (collectively, "Old Proxim") pursuant to an asset purchase agreement dated as of July 18, 2005. Under the terms of the asset purchase agreement, the Company acquired and assumed most of the domestic and foreign operations of Old Proxim for an adjusted cash purchase price of approximately $24,300,000. At the closing, the Company assumed specified obligations of Old Proxim, including specified employee-related obligations. Subsequent to the acquisition, we moved our corporate headquarters to Proxim's San Jose, CA facility. The financial results of the operations acquired from Old Proxim from and after the date of acquisition are included in the financial results reported herein.

      Proxim Wireless is a global pioneer in scaleable broadband wireless networking systems for enterprises, government and service providers. From Wi-Fi to wireless Gigabit Ethernet - our WLAN, mesh, point-to-multipoint and point-to-point products are available through our extensive global channel network with over 4,000 VARs, backed by superior support. Proxim systems have enabled enterprise wireless LANs, education networks, municipal networks, public safety communication systems, wireless ISPs, cellular networks and landing systems for military aircraft.

      Proxim is a member of the Wi-Fi Alliance and a Principal Member of the WiMAX Forum.

      Our products are categorized as follows:

      o     Wireless LAN:

            o     ORiNOCO(R): enterprise-class Wi-Fi access points and clients

            o EtherAnt: entry-level, outdoor Wi-Fi client enabling fast, cost-effective wireless Internet service provider (WISP) networks

      o     Point-to-Multipoint:

            o TeraMax(TM): data-optimized systems featuring OFDM, adaptive dynamic polling and power over Ethernet

            o Tsunami(TM): high-performance, multi-service systems with OFDM, adaptive dynamic polling, and a path to WiMAX certification

      o     Point-to-Point:

            o Tsunami, QuickBridge TeraBridge, TeraOptic: enterprise-class systems providing extended range and capacity up to 860 Mbps aggregate

            o Lynx, GigaLink(R): carrier-class systems providing the performance of fiber at a fraction of the cost, with capacity up to Gigabit Ethernet.

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

      For the nine months ended September 30, 2005, the revenue and operating loss for our equipment business were approximately $29.9 million and $10.6 million, respectively, and the revenue and operating loss for our services business were approximately$2.0 million and $1.7 million, respectively. As of September 30, 2005, assets of our equipment business were approximately $62.3 million and assets of our services business were approximately $3.2 million. Thus, our services business constituted approximately 6.3% of our overall revenue and approximately 14.0% of our operating loss for that period.

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

   Revenue Recognition

      Product revenue is generally recognized upon shipment when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectibility is reasonably assured. The Company grants certain distributors limited rights of return and price protection on unsold products. Since certain conditions of SFAS 48 Revenue Recognition When Right of Return Exists are not met for sales to these distributors, revenue is deferred until the product is sold to an end customer. Generally, the Company has no obligation to provide any modification or customization upgrades, enhancements or other post-sale customer support. Revenue from services, such as pre-installation diagnostic testing and product repair services, is recognized over the period for which the services are performed, which is typically less than one month. Revenue from enhanced service contracts is recognized over the contract period, which ranges from one to three years.

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

   Goodwill

      Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As of September 30, 2005, no impairment losses have been recognized on any of our acquired goodwill.

   Intangible Assets

      Intangible assets are accounted for in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets". Intangible assets with finite lives are amortized over the estimated useful lives using the straight-line method. An impairment loss on such assets is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. Intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually or more frequently if there are indications that the asset is impaired. The impairment test for these assets consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of an intangible asset with an indefinite useful life exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. For either type of intangible asset, after an impairment loss is recognized, the adjusted carrying amount of the intangible asset becomes its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited.

      Our intangible assets include purchased technology and various assets acquired in business combination transactions. Assets acquired in business combination transactions include existing hardware technologies, trade names, existing software technologies, customer relationships and patents. Some of these assets have finite useful lives and some have indefinite useful lives. During the quarter ended September 30, 2005, and subsequent to the acquisition of Old Proxim, we recognized an impairment write off of $3.6 million related to the Terabeam trade name.

   Capitalized Software

      We capitalize software costs for projects from the time the project is determined to be technologically feasible until the project is salable. During the quarter ended September 30, 2005, and subsequent to the acquisition of Old Proxim, we wrote off approximately $1.1 million of capitalized software costs because the Company abandoned development of the Logan software project after acquiring similar software in the Old Proxim acquisition due to market timing issues.

Results of Operations

   For the three months ended September 30, 2005 and 2004:

      The following table provides statement of operations data as a percentage of sales for the periods presented.

                                                                     Three Months Ended
                                                                        September 30,
                                                                         (unaudited)
                                                                     ------------------

                                                                       2005        2004
                                                                       ----        ----
       Sales .......................................................    100%        100%
       Cost of goods sold ..........................................     58          58
       Restructuring provision for excess and obsolete inventory ...     12          --
                                                                       ----        ----

       Gross profit ................................................     30          42
       Operating expenses:
           Selling costs ...........................................     21          14
           Restructuring charges ...................................      5          --
           Restructuring charges for impairment of intangible assets     26          --
           General and administrative ..............................     18          53
           Research and development ................................     15          17
                                                                       ----        ----

               Total operating expenses ............................     85          84

                                                                       ----        ----

       Operating (loss) income .....................................    (55)        (42)
       Other income (expenses) .....................................      1           5
       Income taxes ................................................     --          --
       Minority interest in net income of Merry Fields .............     (1)         --
                                                                       ----        ----

       Net income ..................................................    (55)%       (37)%
                                                                       ====        ====

   Sales

      Sales for the quarter ended September 30, 2005 were $18.1 million as compared to $6.4 million for the same period in 2004 for an increase of $11.7 million, or about 183%. The primary reason for the increase in sales was the acquisition of the Old Proxim product lines and distribution channels on July 27, 2005. Due to the acquisition taking place during the quarter, we did not recognize a full quarter of sales from the Old Proxim products.

      In the most recent quarter, our service business made up just over 3.5% of our total consolidated revenue, totaling $647,000 from just under 8,000 subscribers. There was a small decrease in paying subscribers during the third quarter of 2005.

      For the quarters ending September 30, 2005 and 2004 international sales, excluding Canada, approximated 41% and 14%, respectively, of total sales based on revenues recognized for the quarter. The reason for the increase in international sales as a percent of sales is because a significant percentage of the sales from Old Proxim acquired products were ultimately to international customers.

   Cost of goods sold and gross profit

      Cost of goods sold and gross profit for the quarter ended September 30, 2005 were $12.6 million and $5.5 million, respectively. Of the $12.6 million cost of goods sold, $2.1 million was a restructuring provision for excess and obsolete inventory. For the same period in 2004, costs of goods sold and gross profit were $3.7 million and $2.7 million, respectively. Gross profit margin, as a percentage of sales, for the quarter ended September 30, 2005 was 30% with the restructuring provision and 42% without restructuring charges, as compared to 42% for the quarter ended September 30, 2004.

      Gross margins in our services business were approximately 35% of service net revenue in the third quarter. Those gross margins have increased as we have added additional subscribers to our operating networks, and we believe we have the opportunity to increase our service gross margin by continuing to add new subscribers given the relatively low incremental cost of adding subscribers to those networks.

   Sales and Marketing Expenses

      Sales and marketing expenses consist primarily of employee salaries and associated costs for selling, marketing, customer and technical support as well as field support. Sales and marketing expenses for the quarter ended

September 30, 2005 were $3.8 million, an increase of $2.9 million over $0.9 million for the same period in 2004. This increase was due primarily to the following factors: 1) an increase of approximately $2.7 million during the quarter due to the acquisition of Old Proxim sales and distribution channels, and 2) increased sales and marketing headcount, increased salaries and increased travel by sales personnel as compared to the prior fiscal year.

      Our service business sales and marketing expenses were approximately 8% of service net revenues for the third quarter. We are making efforts to promote this service in our San Diego and Denver markets focused on both retaining existing subscribers and obtaining new subscribers. We believe customer acquisition and retention costs and employee salary and benefit costs will continue to be the significant sales and marketing costs for our services business.

   General and Administrative Expenses

      General and administrative expenses consist primarily of employee salaries, benefits and associated costs for real estate leases, information systems, finance, legal, and administration of a public company. General and administrative expenses were $3.3 million for the quarter ended September 30, 2005 compared to $3.4 million for the quarter ended September 30, 2004 resulting in a decrease of about 1% from the prior year's reporting period. There was an increase of approximately $1.0 million during the quarter due to the additional expenses incurred as a result of the acquisition of Old Proxim, which was offset by a reduction in costs as compared the prior fiscal year at Terabeam. During the third quarter of 2004, there were significant costs related to the acquisition of Terabeam Corporation, Karlnet, and Ricochet.

      Our services business general and administrative expenses were just over 98% of services net revenue in the third quarter. The primary expenses in this category are employee salary and benefit costs, depreciation and amortization, facility rental expense, and professional fees. We do not expect these costs to decrease significantly; however, we expect they will begin to decline as a percentage of services revenue as more new subscribers or revenue opportunities are added to our operating networks.

   Research and Development Expenses

      Research and development expenses consist primarily of personnel salaries and fringe benefits and related costs associated with our product development efforts. These include costs for development of products and components, test equipment and related facilities. Research and development expenses increased to $2.8 million for the quarter ended September 30, 2005 from $1.1 million for the quarter ended September 30, 2004, an approximate increase of $1.7 million or approximately 154%. This increase was due primarily to an increase of approximately $1.9 million during the quarter due to the acquisition of the Old Proxim engineering and research and development infrastructure. Those Proxim increases were offset by decreases in Terabeam's research and development expenses. Synergies between the product lines of Old Proxim and the Company allowed us to discontinue certain redundant research and development efforts and reduce the Terabeam workforce in this area.

      Our services business research and development expenses were approximately 20% of services net revenue in the third quarter. These expenses primarily consist of employee salary and benefit costs. We expect these expenses to remain relatively stable in the short-term, but we expect they will begin to decline as a percentage of services revenue as more new subscribers are added to our operating networks.

   Other income (expenses)

      Other income and expenses totaled approximately $128,000 in the third quarter 2005, as compared to $290,000 in the corresponding quarter of 2004. This was principally due to a decrease in interest income of because the cash and investments we acquired as a result of the Terabeam acquisition in 2004 were substantially reduced by the cash used for the Old Proxim acquisition during the third quarter of 2005.

   For the nine months ended September 30, 2005 and 2004:

      The following table provides statement of operations data as a percentage of sales for the periods presented.

                                                                     Nine Months Ended
                                                                        September 30,
                                                                        (unaudited)
                                                                     -----------------

                                                                       2005     2004
                                                                       ----     ----
       Sales .......................................................    100%     100%
       Cost of goods sold ..........................................     55       61
       Restructuring provision for excess and obsolete inventory ...      7       --
                                                                       ----     ----

       Gross profit ................................................     38       39
       Operating expenses:
           Selling costs ...........................................     18       11
           Restructuring charges ...................................      3       --
           Restructuring charges for impairment of intangible assets     15       --
           General and administrative ..............................     27       42
           Research and development ................................     14       12
                                                                       ----     ----

               Total operating expenses ............................     77       65

                                                                       ----     ----

       Operating (loss) income .....................................    (39)     (26)
       Other income (expenses) .....................................      1        5
       Income taxes ................................................      0       --
       Minority interest in net income of Merry Fields .............      0       --
                                                                       ----     ----

       Net income ..................................................    (38)%    (21)%
                                                                       ====     ====

   Sales

      Sales for the nine months ended September 30, 2005 were $31.9 million as compared to $17.1 million for the same period in 2004 for an increase of $14.8 million or 87%. The primary reason for the increase in sales was the acquisition of the Old Proxim product lines and distribution channels on July 27, 2005. Due to the acquisition taking place during the third quarter, we have recognized less than two months of revenue from Old Proxim products.

      In nine months ended September 30, 2005, our service business made up just over 6.3% of our total consolidated revenue, totaling of $2.0 million from just under 8,000 subscribers. This represents an increase of approximately 3.7% from the number of subscribers when we acquired Ricochet(R) network on June 25, 2004. We continue our efforts to increase the number of subscribers.

      For the nine months ending September 30, 2005 and 2004, international sales, excluding Canada, approximated 29% and 13%, respectively, of total sales. The reason for the increase in international sales as a percent of sales is because a significant percentage of the sales from Old Proxim products were ultimately to international customers.

   Cost of goods sold and gross profit

      Cost of goods sold and gross profit for the nine months ended September 30, 2005 were $19.7 million and $12.3 million, respectively. Of the $19.7 million cost of goods sold, $2.1 million was a restructuring provision for excess and obsolete inventory. For the same period in 2004, costs of goods sold and gross profit were $10.4 million and $6.7 million, respectively. Gross profit margin, as a percentage of sales, for the nine months ended September 30, 2005 was 38% with the restructuring provision and 45% without restructuring charges as compared to 39% for the nine months ended September 30, 2004. Gross profits remained relatively unchanged from last year's first three quarters primarily due to the offset of the following positive and negative factors. The primary positive impacts were: 1) the significant increase in revenues from relatively higher margin new products acquired from Old Proxim 2) our maintaining or increasing our product prices wherever competition or market conditions would allow; 3) our ability to offer more feature-rich products without significant additional cost due in large part to our acquisition of KarlNet; and 4) our increased offshore manufacturing of mechanical components. Those positive impacts were roughly offset by the $2.1 million inventory restructuring provision in the most recent quarter.

      Gross margins in our services business were approximately 30% of service net revenue in the first nine months of the fiscal year. Those gross margins have increased as we have added additional subscribers to our operating networks, and we believe we have the opportunity to increase our service gross margin by continuing to add new subscribers given the relatively low incremental cost of adding subscribers to those networks.

   Sales and Marketing Expenses

      Sales and marketing expenses consist primarily of employee salaries and associated costs for selling, marketing, customer and technical support as well as field support. Sales and marketing expenses for the nine months ended September 30, 2005 were $5.8 million, an increase of $4.0 million over $1.8 million for the same period in 2004. This increase was due primarily to the following factors: 1) an increase of approximately $2.7 million during the quarter due to the acquisition of Proxim sales and distribution channels and. 2) increased sales and marketing headcount, increased salaries and increased travel by sales personnel as compared to the prior fiscal year.

      Our service business sales and marketing expenses were approximately 10% of service net revenues for the nine month period. We are making efforts to promote this service in our San Diego and Denver markets focused on both retaining existing subscribers and obtaining new subscribers. We believe customer acquisition and retention costs and employee salary and benefit costs will continue to be the significant sales and marketing costs for our services business.

   General and Administrative Expenses

      General and administrative expenses consist primarily of employee salaries, benefits and associated costs for real estate leases, information systems, finance, legal, and administration of a public company. General and administrative expenses were $8.6 million for the nine months ended September 30, 2005 compared to $7.3 million for the nine months ended September 30, 2004 resulting in an increase of about 18% or $1.3 million from the prior year's reporting period. The principal reason was an increase of approximately $1.0 million during the last quarter due to the additional expenses incurred as a result of the acquisition of Old Proxim.

      Our services business general and administrative expenses were over 83% of services net revenue in the first nine months of 2005. The primary expenses in this category are employee salary and benefit costs, depreciation and amortization, facility rental expense, and professional fees. We do not expect these costs to decrease significantly; however, we expect they will begin to decline as a percentage of services revenue as more new subscribers are added to our operating networks.

   Research and Development Expenses

      Research and development expenses consist primarily of personnel salaries and fringe benefits and related costs associated with our product development efforts. These include costs for development of products and components, test equipment and related facilities. Research and development expenses increased to $4.4 million for the nine months ended September 30, 2005 from $2.0 million for the nine months ended September 30, 2004, an approximate increase of $2.4 million, or 120%. This increase was due primarily to the following factors: 1) an increase of approximately $1.9 million during the quarter due to the acquisition of the Old Proxim engineering and research and development infrastructure. and 2) an increase in Terabeam research and development during the first six months of 2005 that was primarily due to the addition of research and development engineering personnel through our 2004 acquisitions. These first half increases were offset in the third quarter by decreases in Terabeam research and development expenses. Synergies between the product lines of Old Proxim and the Company allowed us to discontinue certain redundant research and development efforts and reduce the Terabeam workforce in this area.

      Our services business research and development expenses were just over 20% of services net revenue in the first nine months of 2005. These expenses primarily consist of employee salary and benefit costs. We expect these expenses to remain relatively stable in the short-term, but we expect they will begin to decline as a percentage of services revenue as more new subscribers are added to our operating networks.

   Other income (expenses)

      Other income and expenses totaled approximately $366,000 in the first nine months of 2005 as compared to $780,000 million for the corresponding period of 2004. There were a number of significant factors in this category.

First, for the nine months ended September 30, 2005 compared to the same period in 2004, interest income increased by approximately $202,000 because of the investments and cash we acquired as a result of the Terabeam acquisition. Second, we took a permanent write-down of certain bond and stock holdings in the amount of approximately $112,000 during the first half of 2005. Additionally, during the first nine months of 2004, we realized a gain of approximately $500,000 from the sale of legacy Telaxis intellectual property.

Liquidity and Capital Resources

      At September 30, 2005, we had cash, cash equivalents, and investments available-for-sale of $9.0 million. This excludes restricted cash of $5.1 million. For the nine months ended September 30, 2005, cash used by operations was approximately $2.7 million. Cash used by operations includes net loss of $11.9 million offset by $44,000 in changes in assets and liabilities affecting operations, and by $9.2 million of non-cash items. The non-cash items include approximately $6.8 million in one time restructuring charges related to the Old Proxim acquisition.

      For the nine months ended September 30, 2005, cash used by investing activities was $19.3 million. Approximately $24.3 million was used to complete the Old Proxim acquisition, offset by the sale of several fixed income investments maturing during the second quarter of 2005.

      Cash used in financing activities was $4.6 million for the nine months ended September 30, 2005. In May 2005 we repurchased 1,000,000 shares of common stock for an aggregate purchase price of $2. 0 million. This stock had originally been issued in a private placement in May 2004 as part of the consideration paid to the stockholders of KarlNet, Inc. in connection with Terabeam's acquisition of KarlNet. During the third quarter, we paid the principal balance totaling $2.5 million on certain convertible notes payable related to the 2004 acquisition of Terabeam Corporation.

      Our long-term financing requirements depend upon our growth strategy, which relates primarily to our desire to increase revenue both domestically as well as internationally. We expended approximately $24.3 million during the quarter to purchase substantially all of the operations of Proxim Corporation. Although this acquisition significantly reduced cash on hand, this acquisition has dramatically increased both our domestic and international revenue. Due to recent nature of this acquisition, management is currently determining the scope of our expected day-to-day normal operations and therefore evaluating whether there will be a requirement over the next twelve months for external financing to fund those normal operations. One significant constraint to our equipment business growth is the rate of new product introduction. New products or product lines may be designed and developed internally or acquired from existing suppliers to reduce the time to market and inherent risks of new product development. We will need to use some of our current capital to fund the expected future operating losses in our services business given the significant numbers of new subscribers we would have to add for that business to be profitable. We may also use some of our current capital or raise additional capital for our services business if we decide to expand the geographic areas in which we offer service. The recent lawsuit filed by Symbol could result in our having to pay a lump sum damage or settlement amount and/or ongoing royalties on sales of certain of our products, which could negatively impact our financial condition and results of operations. Our current funding levels may have to be supplemented through new bank debt financing, public debt or equity offerings, or other means due to a number of factors, including our acquisition of Old Proxim's operations and our desired rate of future growth.

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

   Specific Cautionary Statements Relating to the Recent Acquisition of Proxim Corporation's Operations

      On July 27, 2005, we acquired substantially all of the operations of Proxim Corporation. Risks associated with or arising from this transaction include the substantial time and costs expended and incurred relating to this transaction; the ability to integrate the acquired Proxim operations in a cost-effective, timely manner without material liabilities or loss of desired employees, customers, or suppliers; the risk that the expected synergies and other benefits of the transaction will not be realized at all or to the extent expected; the risk that cost savings from the transaction may not be fully realized or may take longer to realize than expected; reactions, either positive or negative, of investors, competitors, customers, suppliers, employees, and others to the transaction; the time and costs required to integrate the acquired Proxim operations; management and board interest in and distraction due to the transaction and integrating the acquired Proxim operations; the time and costs required to integrate, establish, manage, and operate the international operations we acquired from Proxim Corporation; the uncertain impact of the transaction on the trading market, volume, and price of our stock, particularly in light of the amount of our cash paid in the transaction; the effect of any risks, liabilities, or obligations imposed on or threatened against us arising from the acquisition of Proxim's operations, relationships, and products; developments in and effects of Proxim's ongoing bankruptcy process; difficulties in predicting our future business and financial performance after the acquisition; difficulties, costs, and delays in implementing common internal controls, disclosure controls, systems, and procedures, including financial accounting systems, particularly in light of the enhanced scrutiny given to those items in the current environment; and the possibility that we may want or be required to raise additional debt or equity capital, which, if available at all, may be on terms deemed undesirable by investors, customers, suppliers, employees, or others.

   Specific Cautionary Statements relating to Symbol Litigation

      On or about October 28, 2005, Symbol Technologies, Inc. filed a lawsuit against YDI Wireless, Inc., Proxim Wireless Corporation, and Terabeam Corporation. The suit alleges that certain products of YDI Wireless, Proxim Wireless, and Terabeam Corporation infringe three of Symbol's patents, including one patent previously transferred to it by Proxim Corporation. Symbol had successfully sued Proxim Corporation alleging that certain of Proxim Corporation's products infringed the two Symbol patents that Symbol is asserting against YDI Wireless, Proxim Wireless, and Terabeam Corporation. This matter is in the very early stages of litigation and, accordingly, we can make no predictions as to any outcome or impacts of this lawsuit. The results of any litigation matters are inherently uncertain. In the event of any adverse decision in the described legal action, or any other related litigation with third parties that could arise in the future with respect to patents or other intellectual property rights relevant to our products, we could be required to pay damages and other expenses (including the possibility of having to pay treble damages for alleged intentional infringement of Symbol's patents), to cease the manufacture, use, and sale of infringing products, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. Any of these results could have a material adverse impact on our financial condition, operating results, and ability to compete in the market. Even if we are successful in defending against this lawsuit, the defense may be expensive, lengthy, and time-consuming.

   Cautionary Statements of General Applicability

      In addition to other factors and matters discussed elsewhere in this Form 10-Q, in our other periodic reports and filings made from time to time with the Securities and Exchange Commission, and in our other public statements from time to time (including, without limitation, our press releases), some of the important factors that, in our view, could cause actual results to differ materially from those expressed, anticipated, or implied in the forward-looking statements include, without limitation, a severe worldwide slowdown in the telecommunications equipment market and in the United States in particular; the downturn and ongoing uncertainty in the telecommunications industry and larger economy; developments in our relatively new industry and in the larger economy; the intense competition in the telecommunications equipment and services industries and resulting pressures on our pricing, gross margins, and general financial performance; the impact, availability, pricing, and success of competing technologies and products; difficulties in distinguishing our products from competing technologies and products; difficulties or delays in obtaining customers; dependence on a limited number of significant customers; lack of or delay in market acceptance and demand for our current and contemplated products; difficulties or delays in obtaining raw materials, subassemblies, or other components for our products at the times, in the quantities, and at the prices we desire or expect; difficulties, costs, and delays associated with replacing, if possible at all, any components in our products that the manufacturers of which have ceased to manufacture and supply (end of life components); difficulties, costs, and delays associated with replacing, if possible at all, any components in our products which are obtained for a sole or limited number of suppliers and which become unavailable to us on terms we desire or expect for any reason; risks arising from and relating to our 2004 acquisitions of Ricochet Networks, Inc., Terabeam Corporation, and KarlNet, Inc. (including without limitation resolution of any remaining contingent payment obligations; management distraction due to those acquisitions; the ability of the companies to integrate in a cost-effective, timely manner without material liabilities or loss of desired employees or customers; the risk that the expected synergies and other benefits of the transactions will not be realized at all or to the extent expected; the risk that cost savings from the transactions may not be fully realized or may take longer to realize than expected; reactions, either positive or negative, of investors, competitors, customers, suppliers, employees, and others to the transactions; and the risk that those transactions will, or could, expose us to lawsuits or other liabilities); the expense of defending and settling and the outcome of pending and any future stockholder litigation, including without limitation, our possible exposure under the contemplated settlement of that litigation; the expense of defending and settling and the outcome of pending and any future litigation against us; our recent focus on certain aspects of our current business; difficulties or delays inherent in entering new markets and business areas; difficulties or delays in developing and establishing new products, product lines, and business lines; difficulties or delays in developing, manufacturing, and supplying products with the contemplated or desired features, performance, price, cost, and other characteristics; difficulties in estimating costs of developing and supplying products; difficulties in developing, manufacturing, and supplying products in a timely and cost-effective manner; difficulties or delays in developing improved products when expected or desired and with the additional features contemplated or desired; our limited ability to predict our future financial performance; the expected fluctuation in our quarterly results; the expected fluctuation in customer demand and commitments; difficulties in attracting and retaining qualified personnel; our dependence on key personnel; inability to protect our proprietary technology; the potential for intellectual property infringement, warranty, product liability, and other claims; failure of our customers to sell broadband connectivity solutions that include our products; difficulties in our customers or ultimate end users of our products obtaining sufficient funding; cancellation of orders without penalties; difficulties in complying with existing governmental regulations and developments or changes in governmental regulation; difficulties or delays in obtaining any necessary governmental or regulatory permits, waivers, or approvals; our dependence on third-party distributors, value added resellers, resellers, and other sales channels as well as suppliers and manufacturers; difficulties in obtaining satisfactory performance from third-party distributors, value added resellers, resellers, and other sales channels as well as manufacturers and suppliers; our expected continued losses from the operation of our services business; difficulties in attracting and retaining subscribers for our services business; difficulties in expanding our services business and costs and management issues associated with any expansion; diversion of management time and other company resources to our services business; risks associated with foreign sales such as collection, currency and political risk; investment risk resulting in the decrease in value of our investments; difficulties in collecting our accounts receivable; the expected volatility and possible stagnation or decline in our stock price, particularly due to the number of shares of our stock we issued in connection with the acquisitions we made in the second quarter of 2004 and the relatively low number of shares that trade on a daily basis; future stock sales by our current stockholders, including our current and former directors and management; future direct or indirect stock sales by Robert Fitzgerald, our chief executive officer and second largest stockholder; future stock sales by Mobius Venture Capital, our largest stockholder, particularly now given the resignation of Gary E. Rieschel, a former Mobius representative from our board of directors and the expiration of the lockup agreement previously in force with Mobius; the effect of our anti-takeover defenses; and risks, impacts, and effects associated with any acquisitions, investments, or other strategic transactions we may evaluate or in which we may be involved. Many of these and other risks and uncertainties are described in more detail in our annual report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

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

      As of September 30, 2005, we had cash and cash equivalents of $8.7 million and restricted cash of $5.1 million. All these funds are on deposit in short-term accounts with several national banking organizations. Therefore, we do not expect that an increase in interest rates would materially reduce the value of these funds. The primary risk to loss of principal is the fact that these balances are only insured by the Federal Deposit Insurance Corporation up to $100,000 per bank. At September 30, 2005, the uninsured portion totaled approximately $13.3 million. Although an immediate increase in interest rates would not have a material effect on our financial condition or results of operations, declines in interest rates over time will reduce our interest income.

      In the past three years, all sales to international customers were denominated in United States dollars and, accordingly, we were not exposed to foreign currency exchange rate risks. Additionally, we import from other countries. Our sales and product supply may therefore be subject to volatility because of changes in political and economic conditions in these countries.

      We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, and fluctuations in commodity prices or other market risks; nor do we invest in speculative financial instruments.

      Due to the nature of our borrowings and our short-term investments, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.

Item 4. Controls and Procedures.

   Disclosure controls and procedures

      Based on their evaluation as of September 30, 2005, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of that date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC's rules and forms. In coming to this conclusion, our Chief Executive Officer and Chief Financial Officer considered the matters described under the next heading.

   Internal control over financial reporting

      Under current SEC regulations, we are not currently required to evaluate or provide a report on our internal control over financial reporting. However, we continue our analysis and action plans on that subject to better prepare us for the time when we will be required to evaluate and provide a report on our internal control over financial reporting. As reported in our annual report on Form 10-K for the year ended December 31, 2004, in connection with its annual audit and review procedures, our independent auditor considered and provided input to us relating to our internal control over financial reporting. Our auditor expressed concern that certain of our internal control procedures regarding the reliability of financial reporting and the preparation of our financial statements had two material weaknesses: weaknesses in our period-ending financial reporting processes and weaknesses in the review and approval of the accounting function. Upon discovery of these concerns, our auditors performed additional audit procedures relating to our financial statements for the years ended December 31, 2004 and 2003 before rendering their unqualified audit opinion. During the nine months ended September 30, 2005, we have made numerous changes in response to the auditor's comments, and we believe that we have made significant progress in improving our internal control over financial reporting.

      We acquired the Old Proxim business, including the related accounting and financial systems, during the quarter ended September 30, 2005. We have moved our corporate headquarters to the Old Proxim offices in San Jose, CA, and we are in the process of integrating the accounting and financial systems of the two companies. The process of maintaining and integrating the two systems has necessitated certain changes and additions to our accounting and internal control systems. As we integrate Terabeam's accounting and reporting systems into Old Proxim's Oracle systems several areas have already been impacted. We have integrated numerous Terabeam finished good products into Oracle for better inventory and billing control purposes, moved the processing of all non-inventory transactions to headquarters for enhanced control with the review and approval process afforded by Oracle, and plans are in place to integrate order processing and payroll processing to the corporate headquarters. Other accounting and financial reporting integration issues are being reviewed with a goal to complete the integration process between now and early 2006.

   Changes in internal control over financial reporting

      There was no change in our internal control over financial reporting during our third quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over our financial reporting other than the changes described above under the preceding heading "Internal Control over Financial Reporting." We expect we will continue to make revisions and improvements to our internal control over financial reporting, particularly as we continue to integrate the accounting and financial systems of Old Proxim and Terabeam,

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

   IPO Litigation
   --------------

      During the period from June 12 to September 13, 2001, four purported securities class action lawsuits were filed against Telaxis Communications Corporation, a predecessor company to Terabeam, Inc., in the U.S. District Court for the Southern District of New York: Katz v. Telaxis Communications Corporation et al., Kucera v. Telaxis Communications Corporation et al., Paquette v. Telaxis Communications Corporation et al., and Inglis v. Telaxis Communications Corporation et al. The lawsuits also named one or more of the underwriters in the Telaxis initial public offering and certain of its officers and directors. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint which supersedes the individual complaints originally filed. The amended complaint alleges, among other things, violations of the registration and antifraud provisions of the federal securities laws due to alleged statements in and omissions from the Telaxis initial public offering registration statement concerning the underwriters' alleged activities in connection with the underwriting of Telaxis' shares to the public. The amended complaint seeks, among other things, unspecified damages and costs associated with the litigation. These lawsuits have been assigned along with, we understand, approximately 1,000 other lawsuits making substantially similar allegations against approximately 300 other publicly-traded companies and their public offering underwriters to a single federal judge in the U.S. District Court for the Southern District of New York for consolidated pre-trial purposes. We believe the claims against us are without merit and have defended the litigation vigorously. The litigation process is inherently uncertain, however, and there can be no assurance that the outcome of these claims will be favorable for us.

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

      In June 2003, we elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. We understand that a large majority of the other issuer defendants have also elected to participate in this proposed settlement. If ultimately approved by the court, this proposed settlement would result in the dismissal, with prejudice, of all claims in the litigation against us and against the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants. The proposed settlement provides that the insurers of the participating issuer defendants will guarantee that the plaintiffs in the cases brought against the participating issuer defendants will recover at least $1 billion. If recoveries totaling $1 billion or more are obtained by the plaintiffs from the underwriter defendants, however, the monetary obligations to the plaintiffs under the proposed settlement will be satisfied. In addition, we and the other participating issuer defendants will be required to assign to the plaintiffs certain claims that the participating issuer defendants may have against the underwriters of their IPOs.

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

      Consummation of the proposed settlement is conditioned upon obtaining approval by the court. On September 1, 2005, the court preliminarily approved the proposed settlement, directed that notice of the terms of the proposed settlement be provided to class members, and scheduled a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the court will determine whether to grant final approval to the proposed settlement.

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

   Symbol Technologies Litigation
   ------------------------------

      On or about October 28, 2005, Symbol Technologies, Inc. filed a lawsuit in the United States District Court for the District of Delaware against YDI Wireless, Inc., Proxim Wireless Corporation, and Terabeam Corporation. The suit alleges that certain products of YDI Wireless, Proxim Wireless, and Terabeam Corporation infringe three of Symbol's patents, including one patent previously transferred to it by Proxim Corporation. Symbol had successfully sued Proxim Corporation alleging that certain of Proxim Corporation's products infringed the two Symbol patents that Symbol is asserting against YDI Wireless, Proxim Wireless, and Terabeam Corporation. In this suit, Symbol is seeking an injunction preventing YDI Wireless, Proxim Wireless, and Terabeam Corporation from infringing its patents and monetary damages. Symbol has not yet served the lawsuit on YDI Wireless, Proxim Wireless, or Terabeam Corporation so those companies do not yet have any obligation to make a responsive filing to this lawsuit. We have ongoing discussions with Symbol relating to this lawsuit and the allegations in this lawsuit. If we are unable to negotiate a resolution of these matters on terms acceptable to us, we intend to vigorously defend against this vigorously.

   General
   -------

      We are subject to potential liability under contractual and other matters and various claims and legal actions which are pending or may be asserted against us or our subsidiaries, including claims arising from excess leased facilities. These matters may arise in the ordinary course and conduct of our business. While we cannot predict the outcome of such claims and legal actions with certainty, we believe that such matters should not result in any liability which would have a material adverse affect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      We issued 998 shares of common stock at $2.08 per share in September 2005 to a warrant holder upon the exercise of warrants on a cashless basis (we withheld 3,298 shares of common stock as payment for the aggregate exercise price of the warrants). We received no cash proceeds from the issuance of these shares. The issuance was completed without registration under the Securities Act in reliance upon the exemptions contained in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act for transactions not involving a public offering. This issuance of common stock by us did not involve the use of an underwriter, and no commissions were paid in connection with this issuance.

Item 6. Exhibits.

      See Exhibit Index.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Terabeam, Inc.


Date:November 14, 2005         By:      /s/ Patrick L. Milton
                                   -------------------------------------------
                                   Patrick L. Milton,
                                   Chief Financial Officer and Treasurer
                                   (principal financial and accounting officer)

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

      3.1 Certificate of Ownership and Merger as filed with the Delaware Secretary of State on November 3, 2005 (incorporated by reference to
            Exhibit 3.1 to the Form 8-K filed by the registrant with the SEC on November 4, 2005).

      10.1 Employment Agreement, effective as of July 27, 2005, between Terabeam Wireless (the business name of YDI Wireless, Inc.) and Kevin J. Duffy (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the registrant with the SEC on August 2, 2005).

      10.2 Letter Agreement, dated September 30, 2005, between YDI Wireless, Inc. and Kevin J. Duffy (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the registrant with the SEC on October 26,
            2005).

      10.3 Employment Agreement, effective as of July 27, 2005, between Terabeam Wireless (the business name of YDI Wireless, Inc.) and David E. Olson (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the registrant with the SEC on August 2, 2005).

      10.4 Intellectual Property Agreement, dated as of August 5, 2002, by and between Agere Systems, Inc. and Proxim Corporation (previously filed as an exhibit to the current report on Form 8-K filed with the SEC by Proxim Corporation on August 19, 2002).

      10.5 Patent License Agreement, dated as of August 5, 2002, by and among Agere Systems Guardian Corporation, Agere Systems, Inc. and Proxim Corporation (previously filed as an exhibit to the current report on Form 8-K filed with the SEC by Proxim Corporation on August 19,
            2002).

      10.6 Supply Agreement, dated as of August 5, 2002, by and between Agere Systems, Inc. and Proxim Corporation (previously filed as an exhibit to the current report on Form 8-K filed with the SEC by Proxim Corporation on August 19, 2002).

      10.7 Lease, dated as of May 10, 2005, by and between CarrAmerica Realty Operating Partnership, L.P. and Proxim Corporation (incorporated by reference to Exhibit 10.9 to the Form 10-Q filed by the registrant with the SEC on August 15, 2005).

      10.8 Letter Agreement, dated August 5, 2005, between the Registrant and Thomas C. Bennett (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the registrant with the SEC on August 10, 2005).

      10.9 Lease Agreement, dated October 7, 2005, between YDI Wireless, Inc. and Adom Realty Trust (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the registrant with the SEC on October 26,
            2005).

      31.1  Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

      31.2  Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

      32.1 Certification Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350 of Chapter 63 of Title 18 of the United States Code).