Form 10-K
period 2005-12-31
TERABEAM, INC.
filed 2006-03-30
CIK 712511

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          -----------------------------
                                    FORM 10-K
                          -----------------------------

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes |_| No |X|

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer |_|   Accelerated filer |_|   Non-accelerated filer |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      As of June 30, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $29,348,592. For purposes of this calculation only, shares of common equity held by each of the registrant's directors and officers on that date and by each person who beneficially owned 10% or more of the outstanding common stock on that date have been excluded in that such persons may be deemed to be affiliates. The aggregate market value has been computed based on a price per share of $2.38, which is the price at which the common equity was last sold on June 30, 2005.

      As of March 17, 2006, the registrant had 21,469,328 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant's 2006 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART I

      This Annual Report on Form 10-K contains forward-looking statements as defined by federal securities laws. Forward-looking statements are predictions that relate to future events or our future performance and are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause actual results, outcomes, levels of activity, performance, developments, or achievements to be materially different from any future results, outcomes, levels of activity, performance, developments, or achievements expressed, anticipated, or implied by these forward-looking statements. Forward-looking statements should be read in light of the cautionary statements and important factors described in this Form 10-K, including Item 1A--Risk Factors. We undertake no obligation to update or revise any forward-looking statement to reflect events, circumstances, or new information after the date of this Form 10-K or to reflect the occurrence of unanticipated or any other subsequent events.

Item 1. Business.

Overview

      We provide high-speed wireless communications equipment and services in the United States and internationally. Our systems enable service providers, enterprises, and governmental organizations to deliver high-speed data connectivity enabling a broad range of applications. We provide wireless solutions for the mobile enterprise, security and surveillance, last mile access, voice and data backhaul, and municipal networks. We believe our fixed wireless systems address the growing need of our customers and end-users to rapidly and cost effectively deploy high-speed communication networks.

      We operate in two primary businesses: broadband wireless equipment and high-speed wireless service and connectivity. The equipment business generates the substantial majority of our revenue and is conducted through our Proxim Wireless Corporation subsidiary. Our services business is conducted through our Ricochet Networks, Inc. subsidiary. Ricochet Networks is one of the five largest wireless Internet service providers (WISPs) in the United States (in terms of subscribers). The discussion below focuses on our equipment business as it generates the substantial majority of our revenue and expenses.

      We offer broadband wireless equipment in several technology segments, including Wi-Fi(R), Wi-Fi mesh, WiMAX, millimeter wave, and free-space optics. We offer products in three primary categories: (1) wireless local area network
(WLAN) including Wi-Fi, primarily for use indoors; (2) outdoor broadband wireless access (BWA), including proprietary point-to-multipoint (PMP), standards-based WiMAX, and Wi-Fi mesh; and (3) point-to-point (PTP). We serve our equipment customers primarily indirectly through a global network of distributors, value-added resellers, product integrators, and original equipment manufacturers, and to a lesser extent, directly to end customers through our sales force.

      Terabeam, Inc. is our publicly traded parent company which owns our two primary operating subsidiaries Proxim Wireless Corporation and Ricochet Networks, Inc. Terabeam, Inc. was incorporated as a Delaware corporation on May 5, 2003.

      Over the years, our company has grown through a combination of organic growth and acquisitions. Significant acquisitions are:

            o Telaxis Communications Corporation - In April 2003, we (then a private company known as Young Design, Inc.) acquired Telaxis, a publicly traded company focused on developing high capacity millimeter wave wireless products and thus became a publicly traded company. Young Design, Inc. had developed, produced, and sold wireless data products, primarily in microwave frequencies.

            o KarlNet, Inc. - In May 2004, we acquired KarlNet, a pioneer and leader in software development for operating and managing wireless networks.

            o Terabeam Corporation - In June 2004, we acquired Terabeam Corporation, a developer and provider of wireless fiber solutions using high frequency millimeter wave (60 GHz radio frequency) and free space optics (transferring data through the air with light) technologies which had raised a substantial amount of cash as a private company. In addition to the cash and wireless fiber solutions, the Terabeam Corporation acquisition provided us with the capability to pursue non-communication millimeter wave products business (such as radar systems and sub-systems) from military and non-military governmental and other customers.

            o Ricochet Networks - In June 2004, we acquired Ricochet Networks, Inc. Ricochet was originally formed to acquire certain assets from the bankruptcy estate of Metricom. Prior to its bankruptcy, Metricom had deployed the Ricochet(R) network in many major metropolitan cities including New York, Los Angeles, San Francisco, Seattle, Chicago, Philadelphia, Phoenix, Baltimore, Philadelphia, Atlanta, Dallas/Fort Worth, Minneapolis, and Washington, DC. Currently serving over 7,500 subscribers in the greater San Diego, CA and Denver, CO, metropolitan areas, the Ricochet network spans over 520 square miles of active footprint. Ricochet is investigating the feasibility of restoring service in markets where previously deployed. In addition, Ricochet is pursuing opportunities to provide Homeland Defense and public safety systems utilizing the Ricochet solution. Also, Ricochet is offering equipment to service providers, WISPs, and municipalities who wish to offer wireless Internet services and become part of Ricochet's network. Ricochet's services business is operated independent of the rest of our business - the equipment business - except for certain overlapping personnel and functions.

            o Proxim Corporation - In July 2005, we acquired substantially all of the assets and operations of Proxim Corporation ("Old Proxim") from the bankruptcy estate of Old Proxim. Old Proxim was the result of the merger between Western Multiplex Corporation and Proxim, Inc. in March 2002. Both Western Multiplex and Proxim, Inc. were designers and manufacturers of broadband wireless systems. In August 2002, Old Proxim acquired Agere Systems' 802.11 wireless local area network equipment business, including its ORiNOCO(R) 802.11b product line.

Industry Background

      We believe that there exists a significant need for high bandwidth data connectivity throughout the world. In addition, we believe that the consumers of this data connectivity are placing an ever increasing premium on mobility and the ubiquity of the connectivity. The often referred to "last mile" gap describes the disconnect between end users' high bandwidth demands and the carriers' ability to deliver this capacity where it is wanted. Carriers typically have to overcome cost, time, technological, and other barriers when trying to close the last mile gap.

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

      The rapidly expanding demand for mobile data applications, such as mobile e-mail, text messaging, and digital cameras, is creating a dramatic increase in data demand on networks originally designed and optimized for voice traffic. In addition, Voice over Internet Protocol (VoIP) is gaining widespread acceptance as an alternative method for carrying voice traffic. These factors, with others, have combined to create significant disruption and opportunity for our service provider customers. Although we have a strong history in supplying carrier class products, with traditional telco interfaces, to service providers worldwide, we see a very strong trend towards Internet Protocol (IP) based networks. Carriers and other service providers are also exploring new business models and opportunities to address growing trends such as the rapid proliferation of Wi-Fi Hot Spots, Hot Zones, and Community Access Networks.

      In addition, the accelerating data requirements and VoIP opportunities have created enormous opportunities for our enterprise, government, education, public safety, alternative carrier, and municipal customers to build and operate wireless networks that enhance their operations and capabilities while often saving them money at the same time.

      Hot Spots, Hot Zones, and Community Access Networks

      The availability of Wi-Fi receivers in virtually all portable computers sold today has led to the proliferation of Wi-Fi technology as a popular method of broadband Internet access. The broad global acceptance of Wi-Fi as an access technology in enclosed spaces has led to service providers and municipalities pursuing the vision of outdoor metropolitan Wi-Fi networks in order to bridge the digital divide. However, outdoor Wi-Fi networks require technologies beyond standard Wi-Fi to be truly effective. We are seeing a progression of Hot Spots to Hot Zones to Community Access Networks.

      A Hot Spot is a geographical area in which end users utilizing a Wi-Fi device (which comes already installed in virtually all laptop computers sold today) can access a broadband wireless connection for Internet connectivity. The Hot Spot is usually offered by a telecommunications carrier for a fee or by the local venue owner/operator for a fee or as an amenity. An increasing number of Hot Spots permitting free public access are being deployed by a variety of organizations including cities and towns. The advantages of Hot Spots are broadband connectivity, ease of use, mobile operations and roaming capabilities. The primary disadvantage of Hot Spots is that their effective range of less than 300 feet greatly limits the benefit of a single Hot Spot and would require the deployment of a large number of Hot Spots to generate any meaningful level of coverage. To date, the deployment of Hot Spots has been generally limited to high traffic areas such as airports, convention centers, hotels and coffee shops. This limited deployment has attracted limited attention from end-users who require a broader area of coverage to widely adopt the service.

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

      The natural progress from Hot Spot (Wi-Fi in an enclosed space) to Hot Zone (Wi-Fi down the street) continues with the Community Access Network (Wi-Fi covering cities and towns). These types of networks require Wi-Fi in combination with other technologies including mesh, point-to-multipoint or WiMAX, and point-to-point. Wi-Fi mesh provides industry standard Wi-Fi connectivity to the end user but backhauls the data through a mesh of multiple radios to the final wireline point of connectivity. The advantages of a mesh architecture are enhanced reliability through redundancy and improved coverage and data rates by having multiple potential paths to the end users. Also, the mesh network can be easily deployed and grow as required by increasing the number of mesh nodes in the network. We see the market from municipalities, carriers, and other service providers for such networks growing significantly in 2006 and upcoming years.

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

      Many small to medium sized ISPs (Internet Service Providers) have no other viable means to offer high-speed Internet service to their customers other than using the license-free radio bands. ISPs are increasingly offering wireless broadband connectivity and are known as WISPs (Wireless Internet Service Providers). Our BWA systems have been deployed by over 2,000 WISPs, many of which are serving areas that had no broadband access prior to the roll outs incorporating our equipment.

      Rural Broadband

      In many rural areas of the world there is no DSL or cable TV service available. Residential and business customers there typically only have slow-speed dial-up Internet access. Some use satellite links for broadband Internet access, but its relatively slow upload speeds and long latency do not make it an ideal choice for high-speed wireless Internet access. Many WISPs now use the license-free radio bands to offer high-speed wireless Internet to their rural dial-up customers. Our long-range point-to-multipoint systems are well suited for these rural areas and towns where there is no other viable broadband option.

      Cellular Backhaul

      We believe that the need for high-speed backhaul, the connections between cellular telephone towers and the rest of the cellular telephone network, will remain solid and even increase due to the increased capacity demands of existing cellular deployments as well as the deployment of additional cellular systems. The amount of data that needs to be backhauled from cellular systems should increase significantly as 2.5G, 3G and other high-data-rate cellular systems are developed and deployed and more data intensive applications are offered. We believe that the backhaul data rates required for some individual cells will exceed the capabilities of the land line T-1/E-1 connections that are typically used today, thereby providing an attractive market for our Lynx, Tsunamai, Terabridge, and other high-capacity products.

      Private Enterprise Networks

      Business, government and institutional enterprise network deployments are increasingly deploying high-speed connections between multiple buildings occupied by the same or affiliated businesses or other enterprises in a campus or business complex setting. Given that public fiber network carriers have curtailed their capital spending programs, enterprises are turning to network integrators to connect their LANs together. These integrators are motivated to quickly and cost effectively deploy solutions and are very receptive to considering alternative methods of providing connections - such as our products
- rather than just fiber optic cable. Our MP.11, MP.16, and TeraMax product lines provide relatively low cost, high speed point-to-multipoint connectivity to address this market. In addition, high-data-rate next generation wireless LAN systems such as IEEE 802.11n (a recently ratified standard for wireless LAN interoperability at significantly higher data rates) are creating additional needs for LAN-to-LAN connectivity that could be met with our products, depending upon the data rate required. The higher data rate capabilities within the LAN are generating demand for higher speed connections between LANs such as enabled by our Gigalink(R) products, with its Gigabit Ethernet (1.25 Gigabits per second) data rate capabilities.

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

      Increasing Acceptance and Demand to Carry Voice over Internet Protocol
(VoIP)

      There has been an increasing demand for Voice over Internet Protocol as a low cost replacement for existing telephone voice connections. VoIP permits a voice connection whereever an Internet connection exists. VoIP operates best in a broadband environment due to its connectivity and latency requirements, and we believe that wireless systems, such as systems built with our products, provide an excellent infrastructure for VoIP capabilities. A network providing high speed wireless data communications with our equipment could add VoIP capabilities with little or no recurring expense but greatly expand the network's addressable market through the addition of the voice offering. We are actively working to enhance our products to optimize their ability to support VoIP and have recently announced enhancements to our MP.11 product including increasing bandwidth and adding Quality of Service (QOS) to our point-to-multipoint products to give VoIP communications priority over other types of data communications on the system.

Our Solution

      We believe that there exists a growing market to provide license-free high-speed wireless connectivity. The advantage of utilizing license-free spectrum is that the operator can deploy the necessary equipment without the expense and time associated with acquiring a license. This allows for rapid deployment as well as creating a more competitive landscape without the artificial barriers associated with a license holder having a monopolistic hold over a geographical area. There are several significant advantages of utilizing wireless connectivity as opposed to traditional land-line solutions such as copper, fiber, digital subscriber line (DSL) or cable modems. Wireless systems can often be very rapidly and selectively deployed at a much lower cost than traditional land-line solutions. This permits service providers to rapidly enter new markets and offer new services. Wireless is also well positioned to improve and grow over time as applications dictate while many landline solutions are usually inherently limited in bandwidth by the medium that they operate in. Finally, as demonstrated by the rapid proliferation of cellular phones worldwide, users have demonstrated an enjoyment of the mobility and freedom of wireless systems.

      We try to provide the best price/performance ratio for our class of products by, where possible, combining industry standardized wireless communication equipment, such as Wi-Fi 802.11a/b/g or WiMAX equipment, with enhanced range, functionality, and robustness. The goal is to provide higher quality products that can be utilized under the demanding conditions required by large-scale service providers while keeping the price of the equipment at a range that permits a relatively rapid payback of investment by our customers. Because our proprietary technology enables our systems to transmit over longer distances than competing product designs, service providers, businesses and other enterprises require fewer units to cover a specified area. As a result, they are able to reduce both their initial and incremental capital expenditures for network deployment.

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

            o Operators of Hot Spots who utilize our equipment to provide high speed mobile connectivity in high density areas such as airports, convention centers and downtown areas

            o Government, military or emergency service providers who utilize our equipment in order to provide a rapidly deployable high speed data distribution system in the event that existing communication systems are inadequate or unavailable or as a redundant back up to their primary communication systems

            o Cities and towns wishing to provide Hot Spots, Hot Zones and Community Access Network deployments

            o State and local government requiring data interconnectivity for education, medical facilities, and general governmental requirements

      Our broadband wireless access systems have various disadvantages and limitations. For example, the broadband wireless access industry is technology intensive and requires us to continually develop new products or product enhancements in order for us to remain competitive. In addition, in contrast to cellular wireless access solutions, our systems often require line-of-sight installation, which often requires the end-user to obtain roof rights from third parties. Since we focus primarily on license-free bands, our systems may also experience problems due to radio signal interference, which may occur if multiple wireless systems are operating on the same radio frequencies and in the same geographic areas as our systems. As an increasing number of unlicensed products are deployed over time, whether our systems or systems from our competitors, the possibility of interference between systems that operate in the same frequency increases. Signal fade due to rain is a significant limiting factor for the operation of our products that operate in the higher 24 GHz and 60 GHz frequencies. Certain aspects of our product line can be substituted with off the shelf WLAN products which have been subjected to extreme commoditization and price erosion over the last few years. Such products are extremely low cost and can either cause downward pressure on the prices that we can receive in the market place for our products and, in some cases, even replace our products entirely.

Strategy

      Our objective is to be a leading global provider of broadband wireless access and wireless networking systems operating in the license-free frequencies. Our strategy to accomplish this objective is to:

      Capitalize on our technology expertise to introduce new products rapidly. Our team of engineers has multi-disciplinary technical capabilities, including radio frequency technology spanning from microwave to millimeter waves as well as digital signal processing, software, and networking expertise. With the Old Proxim operation acquisition, we have greatly enhanced our engineering capabilities. Each of our major product categories have unique engineering requirements and require unique expertise. We believe integrating these capabilities is highly complex, and we intend to continue to take advantage of our technology expertise to introduce product enhancements and new products in a rapid and cost effective manner. As systems become more complex and sophisticated and particularly as systems operate at higher data rates and frequencies, we believe that it will become increasingly difficult for organizations without our breadth of skills to be competitive in product development.

      Leverage our channels of distribution. Old Proxim had established a significant global distribution system. We have leveraged this indirect model by moving the majority of high volume products from our previous direct sales model into the established channels we acquired from Old Proxim. We believe that the leverage afforded by these indirect channels provides us with the opportunity to present our company and our products to a much broader audience than we could do on our own. Although we plan to continue to directly support and sell to major and strategic accounts, we are becoming more actively involved with partners who offer much greater exposure into opportunities than we could develop alone. We are working with these partners to leverage our sales people and technical knowledge to pursue a greater number of opportunities for our solutions.

      Expand our sales efforts and sales outside of the United States. While our products are currently sold and approved for use in a number of countries around the world and we derive a significant percentage of our revenue from international sales, we intend to increase our international presence and further expand into new international markets where broadband wire line access is currently too expensive or unavailable. We believe that markets outside of the United States offer more growth opportunities due to the low level or even complete lack of communications infrastructure throughout much of the world. We intend to continue to expand our presence worldwide by expanding our international channels and marketing efforts, obtaining regulatory approvals for deploying our systems in new international markets, increasing our total product offerings in both existing and new international markets and establishing strategic alliances and partnerships. We have introduced products specifically intended for international markets, such as our Tsunami MP.16 3500 product.

      Leverage synergies between Proxim Wireless and Ricochet Networks in pursuit of Community Access Networks. Historically, our equipment vendor and service provider businesses have targeted different market opportunities. However, as Community Access Networks (also known as municipal wireless networks) have become a key focus of both companies, we believe we will have greater flexibility in approaching these markets by being able to offer either an equipment solution or a complete operator solution depending on what the community sees as the best fit for its needs.

      Expand through acquisitions. We intend to pursue acquisitions of complementary businesses, technologies, products or services to expand our presence in the broadband wireless access market. We have engaged in numerous acquisitions over the years. With the increased size, brand identity and channels of distribution that came with the Proxim acquisition, we believe that we are well positioned to make additional acquisitions that can help us to increase our product breadth and depth to better serve our customers.

      Capitalization of Assets. Through our acquisition strategy, we have accumulated a broad range of assets and technologies. Some of these assets and technologies may have greater value to other parties than to us due to the greater size or strategic direction of the other parties. We will investigate opportunities that can allow us to create value from under-utilized assets of the company.

Products

      We classify our products into three product lines: WLAN, Outdoor Broadband Wireless Access (BWA), and Point-to-Point (PTP). The WLAN product line includes ORiNOCO(R) 802.11 access point and client card products. The BWA product line includes proprietary point-to-multipoint Tsunami(TM) and Teramax(TM) products, WiMAX standard-based and WiMAX Forum Certified(TM) Tsunami MP.16 products, and outdoor Wi-Fi mesh products. The PTP product line includes our Tsunami(R), Lynx(R), Terabridge(TM), and Gigalink(R) products. When possible, we design our products and systems generally to use common features, components, and software.

      WLAN Products

      ORiNOCO Access Points. Our family of ORiNOCO access points extends the range of wired Ethernet networks for enterprises and municipal area networks by creating indoor and outdoor wireless networks in small, medium, and large venues. Corporate and other users can then access their wired Ethernet network wirelessly through the wireless network enabled by our products. Because our ORiNOCO access points are available with either single or dual radios in the product, the ORiNOCO access points provide configuration flexibility and increased network capacity. Our ORiNOCO access points also provide high-level security including WPA and WPA2. Web enabled and SNMP network management allow for simple configuration and remote management of each ORiNOCO network.

      ORiNOCO Client Cards. Our ORiNOCO client cards deliver mobile convenience, easy installation, and a configuration utility that allows wireless users to connect quickly and simply. ORiNOCO client cards for notebook and desktop computers work together with all ORiNOCO access points and other infrastructure products as well as with third party wireless products supporting the relevant
802.11 IEEE standards. ORiNOCO client cards deliver the security levels enterprises desire with various levels of encryption including up to 152-bit WEP, WPA and WPA2 security. Client cards can be connected to computers internally or externally via a number of adapters including USB, ISA, PCI, and Ethernet and Serial external adapters.

      Broadband Wireless Access Products

      Our BWA point-to-multipoint systems enable service providers, businesses, and other enterprises to cost-effectively connect end-users to a central hub or connect multiple facilities within their private networks. Our point-to-multipoint systems are deployed in a hub and spoke configuration consisting of a single central hub and equipment located at remote end users' locations. The central hub wirelessly connects to the remote customer premises equipment, prioritizing transmissions and allocating slots of time to each end-user. Central hubs are capable of supporting hundreds of pieces of equipment at remote locations. The hub unit in a service provider deployment is generally connected to the central office of a carrier or other service provider by a wired or wireless backhaul connection (such as our point-to-point products).

      We have both proprietary point-to-multipoint products and WiMAX standards-based point-to-multipoint products. The primary difference is that we developed the proprietary products based on our own standards while we developed our WiMAX point-to-multipoint products to comply with the IEEE WiMAX standards. Thus, our WiMAX products are designed to interoperate with other IEEE WiMAX products. Our proprietary PMP products include our Tsunami MP.11 and Teramax products, and our WiMAX PMP products include our MP.16 3500.

      Proprietary Point-to-Multipoint Products. Two key differentiating features of our proprietary Tsunami PMP system, which we believe will continue to fuel sales of these products even as our WiMAX standard-based Tsunami PMP products (see below) gain traction in the marketplace, are: mobility, which means that a user can roam seamlessly between multiple base stations while being transported at speeds up to 120 miles per hour; and a dynamic frequency selection capability which detects and avoids interference with 67 different radar types, which we believe to be the highest number of any vendor in the industry.

      WiMAX. We have continued to be a pioneer in wireless networking equipment by releasing one of the world's first WiMAX Forum Certified(TM) products, a point-to-multipoint base station based on the IEEE 802.16d-2004 standard. In essence, WiMAX is a version of point-to-multipoint technology that is based on publicly available standards rather than the non-public standards that we and other vendors have developed on a proprietary basis. In fact, we leveraged much of the expertise, field experience, and manufacturing capabilities of our existing products to launch our WiMAX product. Our WiMAX solutions are designed for scalable system deployments, beginning with entry-level single-sector base stations and growing into multi-sector configurations. This scalability lowers the barrier to deploy WiMAX systems and enables a wider variety of service providers to use this technology. We believe our WiMAX solution is currently the only time division duplexing (TDD) system in the world using Intel chips for both the base station and subscriber unit, providing optimal data rate connectivity and interoperability with Intel-based subscriber units. Our WiMAX base station has received the WiMAX Forum certification of interoperability with equipment based on chipsets from three different vendors, providing greater levels of interoperability for service providers.

      In addition to our point-to-multipoint products, we are developing broadband wireless mesh products, also known as multipoint-to-multipoint (MPMP). In a mesh network, data traffic has multiple potential paths from the end user to one or more base stations that are connected to a wired or wireless backhaul connection. This allows the network to dynamically route around failures in the network and provide a much higher level of reliability than may be possible in a typical point-to-point or point-to-multipoint network. As network providers try to achieve higher levels of reliability while utilizing license-free frequency bands, wireless mesh solutions are being utilized at an increasing rate. Depending on the success of these products, we may eventually treat them as a separate product category unto themselves.

      We will be introducing an outdoor mesh product to enable municipal and service provider network managers to simplify Wi-Fi deployment for their citywide broadband networks using mesh technology. The proprietary ORiNOCO Mesh Creation Protocol (OMCP) allows creation of self-forming and self-healing non-line of sight (NLOS) mesh networks. These products will include a dual-radio configuration, which increases system capacity by allowing one radio to focus on Wi-Fi access and the other radio to perform mesh backhaul duties. The products will also provide Quality of Service (QoS) enabling voice and video capability and enterprise-class security features. We will also be introducing an outdoor mesh product for the 4.9 GHz market to offer municipalities, agencies, and wireless ISPs simultaneous 4.9 GHz public safety connectivity and 802.11b/g Wi-Fi edge access with dual radio access points and mesh networking.

      Point-to-Point Products

      Our point-to-point systems enable a dedicated communication link between two locations. Each link consists of radio equipment connected to the end user's network at each of the two locations. Each radio is then connected to an external or integrated antenna, which is usually mounted on a rooftop or tower. The two antennae are then aimed at one another to create the dedicated wireless connection between the two locations. By using multiple systems, end users can connect multiple locations to form a more extensive network.

      Lynx products. Our PTP Lynx products are primarily used by wireless cellular operators to connect their base stations to other base stations and to existing wire-line networks. This is commonly known as providing backhaul for the wireless cellular networks. In addition, these products are also used to establish campus and private networks and to provide fiber extension and last mile access. Our Lynx products are offered in different frequency bands with a variety of data transmission speeds. Our Lynx products can transmit and receive their maximum data capacity in both directions simultaneously, a feature commonly known as full duplex. Lynx products can be linked together within a network and managed with simple network management protocol, or SNMP, software. SNMP is an industry standard set of rules that governs network management and monitors network devices and their functions. Our Lynx products also include a separate control and diagnostic channel, which enables remote monitoring of the system's status and performance without reducing its carrying capacity.

      Tsunami products. Our PTP Tsunami products primarily enable service providers, businesses, and other enterprises to expand or establish private networks by bridging Internet traffic among multiple facilities. In addition, these products are also used to provide last mile access. Tsunami products also are currently offered in a variety of license-exempt frequencies with a variety of data transmission speeds. Like our Lynx products, our point-to-point Tsunami products offer features including full duplex transmission, fully integrated design and a separate control and diagnostic channel. In addition, our higher capacity point-to-point Tsunami systems include one or more additional T1 or E1 connections without reducing the carrying capacity of the system. The additional T1 or E1 connection is a standard telecommunications interface that is not based on Internet Protocol and is typically used for voice and/or video.

      GigaLink products. Our GigaLink products primarily enable service providers, businesses, and other enterprises to wirelessly satisfy very high bandwidth data transmission needs over relatively short distances. Given the high data transmission capabilities of these products (up to 1.25 Gigabits per second), we think of these products as fiber optic extension products. The connectivity needs may include last mile access or bridging networking or Internet traffic among multiple facilities in a campus. The Gigalink product is a compact, easily deployed product operating in the 60 GHz millimeter-wave band between 57 GHz and 64 GHz. It enables fiberless transmission of data, voice and video communication at variable fiber optic data rates from OC-3 (155 Mbps) to OC-12 (622 Mbps) and Ethernet traffic at speeds up to 1.25 Gbps full duplex. It is engineered to provide link distances of up to 1,000 meters with 99.99% availability, depending upon prevailing rainfall rates in the geographic regions where it will be used. We are developing GigaLink products to operate in the unlicensed 70 GHz - 80 GHz spectrum, which we believe will enable longer distance links.

      Services Business

      Our acquisition of Ricochet expanded our business into mobile Non-Line of Sight (NLOS) wireless communication services. We currently operate the Ricochet(R) network in the greater Denver, Colorado and San Diego, California areas. We currently have over 7,500 paying subscribers. We are currently considering numerous other markets in which we may begin to offer Ricochet(R) service, either as a typical WISP product or perhaps as some other variation of service or collaboration.

Technology

      We have developed or acquired a number of core technologies that form the basis of our current product offerings and which we expect to use in our future product development. Our primary areas of technology expertise are RF technology, digital signal processing, and system software development.

      While there are unique methods employed for developing our WLAN, BWA, and PTP product lines, there is an increasing amount of overlap, particularly within the system software area. We anticipate that, over time and especially with the maturing of technologies such as WiMAX (802.16), the degree of commonality will be higher.

      Radio frequency technology. Microwave and millimeter wave technology is the technology used to wirelessly transmit data, voice and video. Microwave technology uses radio frequencies ranging from 1 GHz up to 20 GHz. Millimeter wave uses radio frequencies in excess of 20 GHz. We have the ability to internally develop microwave and millimeter wave circuit board designs as well as qualify, direct, and utilize external partners. We believe having both internal and external design capabilities provides us with higher performance, lower production costs, shorter development cycles, and the ability to customize our products so that they can more easily be integrated with our existing products and with the networks of our various customers and end users.

      Digital signal processing technology. Our products use either proprietary or third-party, standards-based digital signal processing (DSP) technologies and designs that we either develop specifically for use in wireless systems or adapt to those same wireless systems. Specifically, all of our ORiNOCO WLAN products utilize third-party chipsets that embody the requirements set forth by the 802.11a/b/g standards to ensure that we can achieve Wi-Fi standard certification. Similarly, our Tsunami WiMAX BWA products use third-party chipsets that embody the requirements set forth by the 802.16d-2004 standards to ensure that we can achieve WiMAX standard certification. Currently, all of our Tsunami and Lynx PTP products are implemented using our internally developed, proprietary FPGA or ASIC implementation. We believe this combination of technologies and capabilities has enabled us to introduce a number of high-speed wireless products that we may not have been able to produce otherwise. We believe we can develop flexible, innovative products more quickly than those competitors who do not have similar capabilities.

      System software. Our products are networking products and follow closely the principles set forth in the Open Systems Interconnection or OSI 7 Layer Model which is a guideline for the logical partition of functionality within and between distributed computing machines. Careful consideration is given to when to implement software to run on a host processor and when to implement it in firmware running in the DSP/ASIC/FPGA described above. There are industry practices, trade secrets, and specific industrial knowledge that influence our thinking and guide us to create the software architectures that meet the specific system requirements. We strive to leverage common software elements such as the VxWorks operating system and other third party components. We have developed certain unique software capabilities that we believe deliver specific market advantage such as our Wireless Outdoor Routing Protocol (WORP). Nearly all of our systems use SNMP-based software that enables remote monitoring and control and facilitate the integration and compatibility of our products with larger communications networks.

Research and Development

      Our research and development efforts are focused on improving the functionality and performance of our existing products as well as developing new products to meet the changing needs of our diverse base of customers and end users. We are currently pursuing the following research and development initiatives:

      o     advancing our broadband mesh systems;

      o     advancing our WiMAX products;

      o     advancing our other point-to-multipoint systems;

      o     adapting our products to additional frequencies and interfaces;

      o     developing higher speed products;

      o increasing the performance of our digital signal processing technology; and

      o designing our products for lower cost, outsourced manufacturing, assembly, and testing.

      We devote a substantial portion of our resources to developing new products, enhancing existing products, expanding and improving our core wireless technologies, and strengthening our technological expertise. We have historically made and expect to continue to make significant investments in research and development. We invested approximately $8.0 million, $3.5 million ($2.9 million of expenses and $0.6 million of capitalized software), and $1.7 million in research and development activities in 2005, 2004, and 2003, respectively.

Sales and Marketing

      We sell our products worldwide to service providers, businesses, and enterprise customers, primarily indirectly through distributors, value-added resellers, product integrators, and to lesser extent, directly to end-users through our sales force. We also sell through original equipment manufacturer
(OEM) customers. We sell our OEM customers both design-in products for integration into their wireless computing platforms and branded products as private label models. We also seek to stimulate market demand by increasing brand awareness and educating potential customers about the advantages of using our products.

      Although our sales are generally made through distributors or value-added resellers and original equipment manufacturers, our sales force often develops direct relationships with end users either independently, in which case the sales representative then brings in the distributor or value-added reseller to complete the sale, or together with the distributors or value-added resellers. We have established relationships with large national and international distributors, local and specialized distributors, and value-added resellers. The distributors sell our products, and the value-added resellers not only sell our products, but also assist their customers in network design, installation, and testing. In some cases, both distributors and value-added resellers also assist their customers with financing, maintenance, and the purchase of ancillary equipment necessary for the installation and operation of a wireless network.

      Any significant decline in direct sales to end-users or in sales to our distributors or value-added resellers, or the loss of any of our major distributors, value-added resellers or OEM customers, could materially adversely affect our revenue.

      Our backlog at December 31, 2005, was approximately $10.5 million, compared with backlog of approximately $1.5 million at December 31, 2004. Backlog includes orders confirmed with a purchase order. Because of the generally short cycle between order and shipment and occasional customer changes in delivery schedules or cancellations of orders, we do not believe that our backlog as of any particular date is necessarily indicative of the potential actual net sales for any future period. Accordingly, a significant component of our revenue expectations will be based almost entirely on internal estimates of future demand and not on firm customer orders and as a result may have higher risk of not occurring when forecasted. Planned operating expense levels are relatively fixed in the short term and are based in large part on these estimates.

      During the years ended December 31, 2005, 2004, and 2003, no customers accounted for more than 10% of sales.

      During the years ended December 31, 2005, 2004, and 2003, international sales accounted for approximately 35%, 18% and 16%, respectively, of our total sales. We expect that our revenue from shipments to international customers to vary but remain significant as a percentage of total revenue.

      Currently, substantially all of our sales are denominated in U.S. dollars. Accordingly, we are not directly exposed to material currency exchange risks other than the risk that exchange rate fluctuations may make our products more expensive for customers outside the United States and, as a result, could decrease international sales. In addition, we face risks inherent in conducting global business. These risks, which are more fully described herein, include extended collection time for receivables, reduced ability to enforce obligations, potential supply constraints resulting in product delivery delays, and reduced protection for our intellectual property.

      Services Business

      Our service business is currently operated only in the United States in the greater Denver, Colorado and San Diego, California areas. We are actively considering the expansion of the Ricochet(R) network, particularly in those cities where Ricochet infrastructure has previously been deployed. In addition to our current model of providing high speed mobile wireless Internet services to primarily individuals, we are considering offering those services to various municipal departments and personnel for mobile communications, especially homeland security, fire, safety, health and welfare requirements. Finally, we are exploring opportunities to offer the Ricochet services on a wholesale level to parties interested in reselling our services on a private label or co-labeled basis.

Customer Service

      We are committed to providing our customers with high levels of service and support. We provide training, technical assistance and customer support on the installation, management, use, and testing of our products. We also provide warranties for our products we believe are consistent with industry practices in our equipment markets, and we offer both in-warranty and out-of-warranty repair services. Our repair center is staffed with technicians who work directly with our quality assurance team to identify potential problems and repair equipment. In addition, we offer premium hardware and software support under our ServPak program.

Manufacturing

      Our manufacturing strategy is to supply high quality products in a timely fashion to our customers, while making efforts to maximize our gross margins. We perform those manufacturing tasks internally that we believe cannot be effectively outsourced, but we outsource activities which can be performed more effectively by specialized manufacturing partners. Our ISO 9001-2000 certified manufacturing operation, based in our San Jose, California facility, consists primarily of pilot production, final product assembly and testing for our most complex products, primarily certain of our PTP products. We manufacture and test our millimeter wave products at our Haverhill, MA facility. Also, we manufacture our TeraMax and certain amplifiers and ancillary products at our Falls Church, VA facility . For our higher-volume products, which represent the majority of our products and product revenue, we outsource manufacturing and procurement of component parts to domestic and international contract manufacturers with the expertise and ability to achieve the cost reductions and quick response times to orders that we require, while maintaining our quality standards. This allows us to focus our internal resources on developing new products.

      We depend on single or limited source suppliers for several of the key components used in our products. Any disruptions in the supply of these components or assemblies could delay or decrease our revenues. In addition, even for components with multiple sources, we have experienced, and may continue to experience, shortages due to capacity constraints caused by high industry demand. We do not have any long-term arrangements with our suppliers. If, for any reason, a supplier fails to meet our quantity or quality requirements, or stops selling components to us or to our contract manufacturers at commercially reasonable prices, we could experience significant production delays and cost increases, as well as higher warranty expenses and product reputation problems. Because the key components and assemblies of our products are complex, difficult to manufacture, and require long lead times, we may have difficulty finding alternative suppliers to produce our components and assemblies on a timely basis. We have experienced shortages of some key components in the past, which delayed related revenue, and we may experience similar shortages in the future. In addition, because the majority of our products have a short sales cycle of between 30 and 90 days, we may have difficulty in making accurate and reliable forecasts of product needs. As a result, we have in the past and could in the future experience shortages in supply, which have and in the future could delay or decrease revenue because they drive customer cancellations and can induce customers to choose our competitors for their future needs.

      We have, by design, limited internal manufacturing capability. There can be no assurance that we will be able to develop or contract for additional manufacturing capacity on acceptable terms on a timely basis if needed. In addition, in order to compete successfully, we will need to continue to achieve continual product cost reductions. Although we intend to achieve cost reductions through engineering improvements, production economies, and manufacturing at lower cost locations including outside the United States, there can be no assurance that we will be able to do so. In addition, our ability to achieve such cost reductions is dependent also on volumes. In order to remain competitive, we must continue to introduce new products and processes into our manufacturing environment, and there can be no assurance that any such new products will not create obsolete inventories related to the older products being replaced. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in developing industries, particularly companies in relatively new and rapidly evolving markets. These risks include:

      o     an unpredictable customer demand environment;

      o     limited backlog;

      o     uncertain acceptance of new products and services;

      o     competition; and

      o     challenges in managing growth.

      We cannot assure you that we will succeed in addressing these risks. If we fail to do so, our revenue and operating results could be materially harmed.

Competition

      The markets for all three of our product categories are extremely competitive, and we expect that competition will intensify in the future. Increased competition could adversely affect our business and operating results through pricing pressures, the loss of market share, and other factors. The principal competitive factors affecting wireless local area networking and fixed wireless markets include the following: data throughput; effective radio frequency coverage area; interference immunity; network security; network scalability; price; integration with voice technology; wireless networking protocol sophistication; ability to support industry standards; roaming capability; power consumption; product miniaturization; product reliability; ease of use; product costs; product features and applications; product time to market; product certifications; changes to government regulations with respect to each country served and related to the use of radio spectrum; brand recognition; OEM partnerships; marketing alliances; manufacturing capabilities and experience; effective distribution channels; and company reputation.

      We have extensive competition in our WLAN business, including without limitation, Cisco (including LinkSys), D-Link, Netgear, SMC, Buffalo, Intel Corporation, Symbol Technologies, Aruba and 3Com Corporation. Additionally, numerous Asia-based companies offer significant portfolios of low-price IEEE 802.11a/b/g products. We could also face future competition from companies that offer products which replace network adapters or offer alternative communications solutions, or from large computer companies, PC peripheral companies, as well as other large networking equipment companies. Furthermore, we could face competition from certain of our OEM customers, which have, or could acquire, wireless engineering and product development capabilities, or might elect to offer competing technologies. We can offer no assurance that we will be able to compete successfully against these competitors or those competitive pressures we face will not adversely affect our business or operating results.

      Our primary competition in our BWA markets include Airspan, Alvarion, Aperto, Cisco, Motorola (Canopy), Redline, Trango Broadband and Tropos. Although we believe that our BWA products are well positioned and that our experience in this area is a competitive advantage in WiMAX development, at this time it is difficult to ascertain what the actual impact of this technology to this business segment will be at this time. In the Wi-Fi Mesh market, current competition comes primarily from nascent companies such as Belair, Firetide, Skypilot and Tropos. Additionally, Cisco and Motorola have aggressively entered the market. Although the entrance of major competitors like Cisco and Motorola represent a serious force to reckon with, we also believe that their entrance indicates an important validation of the industry. Our intent to compete in the Wi-Fi Mesh market is to offer the most compelling solution in the market with attractive price points and a complete solution including our indoor WLAN, WiMAX or other PMP for distribution, and PTP backhaul solutions. We believe that we can offer the most complete Wi-Fi Mesh wireless network solution in the market.

      With our PTP products, we face competition from Alcatel, Bridgewave, Ceragon Networks, Stratex Networks, Erricson, NEC, Redline, Orthogon and Nokia, many of which have broader distribution channels, brand recognition, extensive patent portfolios and more diversified product lines.

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

      Many of our present and potential competitors have substantially greater financial, marketing, technical and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. These competitors may succeed in establishing technology standards or strategic alliances in the markets in which we operate, obtain more rapid market acceptance for their products, or otherwise gain a competitive advantage. We can offer no assurance that we will succeed in developing products or technologies that are more effective than those developed by our competitors. Furthermore, we compete with companies that have high volume manufacturing and extensive marketing and distribution capabilities, areas in which we may not have as much experience. We can offer no assurance that we will be able to compete successfully against existing and new competitors as wireless markets evolve and the level of competition increases.

Intellectual Property

      Our success depends on the preservation and protection of our product and manufacturing process designs and other proprietary technology. We use a variety of intellectual property in the development and manufacturing of our products, but do not believe that any of our intellectual property is individually critical to our current operations. Taken as a whole, however, we believe our intellectual property rights are significant. In addition to our registered intellectual property, we also use proprietary technology in our business. This technology includes internally developed proprietary error correction algorithms, fault tolerant systems, and comprehensive network management software and specialized knowledge and technical expertise that have been developed over time by our employees.

      We rely on a combination of patents, trademarks, non-disclosure agreements, invention assignment agreements and other security measures in order to establish and protect our proprietary rights. In order to maintain the confidential nature of this technology, we have chosen to protect it by generally limiting access to it, treating portions of it as trade secrets and obtaining confidentiality or non-disclosure agreements from persons who are given access to it. All of our employees have signed a confidentiality agreement, which prohibits them from disclosing our confidential information, technology developments and business practices, as well as any confidential information entrusted to us by other parties.

      In February 2006, we entered into a patent license agreement with Symbol Technologies Inc. as part of settling litigation between the companies. In that agreement, the companies agreed to cross license specified patents, and we have agreed to pay to Symbol fixed license fees totaling $4.3 million. $600,000 was paid on or before March 3, 2006; $250,000 is scheduled to be paid quarterly for the second, third, and fourth quarters of 2006 and each of the four quarters of 2007; $300,000 is scheduled to be paid quarterly for each of the four quarters of 2008; and $375,000 is scheduled to be paid quarterly for the first two quarters of 2009. The amounts may be prepaid at any time without penalty. The parties also released each other from any patent infringement claims arising prior to February 24, 2006 to the extent such infringement would have been licensed under the patent license agreement. Also pursuant to the terms of the patent license agreement, Terabeam and Symbol have agreed not to sue one another for patent infringement with respect to one another's products for three years.

      In connection with our acquisition of substantially all the assets of Old Proxim, we were assigned three agreements previously between Old Proxim and Agere Systems Inc. These agreements were originally entered into between Old Proxim and Agere on August 5, 2002 in connection with Old Proxim's acquisition of assets primarily relating to the 802.11 WLAN equipment business of Agere, including its ORiNOCO product line. The three agreements are:

            o A three-year supply agreement pursuant to which Agere originally agreed to supply Old Proxim with chipsets, modules and cards at specified prices;

            o a perpetual license originally enabling Old Proxim to use Agere technology related to the wireless LAN equipment business; and

            o a 7-1/2 year patent cross-license agreement for Old Proxim's and Agere's respective patent portfolios.

      We also have two intellectual property license agreements with interWAVE Communications which grant us a non-exclusive royalty-free perpetual license to use some of its intellectual property, including patents, patent applications, copyrights, software, technology and proprietary information related to our RAN and Link EX, Link 4X, and Link CX products.

      We increased our patent portfolio substantially through the acquisitions of KarlNet, Terabeam, Ricochet, and the operations of Old Proxim. While we do not believe that any of these patents individually is critical to our current equipment business, we believe our patent portfolio is valuable. We continue work to procure additional patents that are beneficial to our business and are looking at ways to optimize the value of the patents that we have recently acquired. We currently do not receive any material amounts from licensing any of our patents.

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

      In the United States, we are subject to various Federal Communications Commission, or FCC, rules and regulations. Current FCC regulations permit license-exempt operation in certain FCC-certified bands in the radio spectrum. Our wireless products are certified for licensed operation in the 2.5 GHz and
4.9 GHz frequencies and license-exempt operation in the 2.4- 2.4835 GHz, 5.15-5.35 GHz, 5.725-5.825 GHz, and the 57.05-64 GHz frequency bands, and we expect they will soon be certified for operation in the recently-allocated 5.470-5.725 GHz frequency band. Operation in these frequency bands is governed by rules set forth in Part 15 of the FCC regulations. The Part 15 rules are designed to minimize the probability of interference to other users of the spectrum and, thus, accord Part 15 systems license-exempt status in the frequency band. In the event that there is harmful interference caused by a Part 15 user, the FCC can require the Part 15 user to curtail transmissions that create interference. In this regard, if users of our products experience excessive interference from primary users, market acceptance of our products could be adversely affected, which could materially and adversely affect our business and operating results. The FCC, however, has established certain standards that create an irrefutable presumption of noninterference for Part 15 users and we believe that our products comply with such requirements. There can be no assurance that the occurrence of regulatory changes, including changes in the allocation of available license-exempt frequency spectrum, changes in the use of allocated frequency spectrum, or modification to the standards establishing an irrefutable presumption of non-interference for unlicensed Part 15 users, would not significantly affect our operations by rendering current products obsolete, restricting the applications and markets served by our products or increasing the opportunity for additional competition.

      Our products are also subject to regulatory requirements in international markets and, therefore, we must monitor the development of radio frequency regulations in certain countries that represent potential markets for our products. While there can be no assurance that we will be able to comply with regulations in any particular country, we believe that we have designed our products to minimize the necessary design modifications required to meet various
2.4 GHz and 5 GHz international spread spectrum regulations, as well as in other frequency bands we may design our products to use. In addition, we will seek to obtain international certifications for our product line in countries where there are substantial markets for wireless networking systems. Changes in, or the failure by us to comply with, applicable domestic and international regulations could materially adversely affect our business and operating results. In addition, with respect to those countries that do not follow FCC regulations, we may need to modify our products to meet local rules and regulations.

      Regulatory changes by the FCC or by regulatory agencies outside the United States, including changes in the availability of spectrum, could significantly affect our operations by restricting our development efforts, rendering current products obsolete or increasing the opportunity for additional competition. Several changes by the FCC were approved within the last eight years including changes in the availability of spectrum, as well as the granting of an interim waiver. These approved changes could create opportunities for other wireless networking products and services. There can be no assurance that new regulations will not be promulgated, that could materially and adversely affect our business and operating results. It is possible that the United States and other jurisdictions will adopt new laws and regulations affecting the pricing, characteristics and quality of broadband wireless systems and products. Increased government regulations could:

      o     decrease the growth of the broadband wireless industry;

      o     hinder our ability to conduct business internationally;

      o     reduce our revenues;

      o     affect the costs and pricing of our products;

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

Seasonality

      Historically our product revenues have been higher during the last two quarters of the fiscal year. In addition, our product revenues have historically been significantly higher in the last month of each quarter. This shift may primarily be attributed to the budgetary cycles and constraints of the customers in our industry and weather conditions that make an outdoor installation more difficult during the winter.

Employees

      As of December 31, 2005, we had 258 employees, including 50 in manufacturing, 87 in research and development, 72 in sales, marketing and customer service, and 28 in finance and administration. We are not a party to any collective bargaining agreement in the United States. We believe that relations with our employees are good.

Item 1A. Risk Factors.

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

      o The broadband wireless equipment industry in which we principally operate is intensely competitive which could negatively impact our financial results. The telecommunications equipment industry in which we operate is intensely competitive. Most of our products are in a portion of the telecommunications equipment industry generally referred to as wireless local area networks (WLAN), wireless wide area networks (WWAN) which we also refer to as point-to-multipoint
            (PMP), and point-to-point (PTP). Competition is intense in this industry for a number of reasons. For example, there are relatively few barriers to entry in this market. Also, this industry has attracted substantial media and other attention in recent months in part due to the ability of this equipment to provide broadband Internet connectivity simply, quickly, and efficiently. These same reasons, among others, have caused a number of companies to develop products that compete (or could be viewed as competing) with ours. This large number of companies offering products that may be perceived to be similar or even interchangeable with our products can have the effect of reducing the prices at which we are able to sell our products. In turn, this can reduce our gross margins and negatively impact our general financial results.

      o We face substantial competition from a number of larger companies with substantially greater resources and longer operating histories, and we may not be able to compete effectively. Many of our competitors or perceived competitors offer a variety of competitive products and services and some may offer broader telecommunications product lines. These companies include AirSpan Networks, Alcatel, Alvarion, Business Networks AB, Ceragon, Cisco (including LinkSys), D-Link, Ericson, Fujitsu, Harris Corporation, Intel Corporation, Motorola, NEC, Netgear, Nokia, Nortel, SMC, Stratex Networks, Symbol Technologies, and 3Com Corporation. Additionally, our millimeter wave radio products must compete with the existing and new fiber optic infrastructure and suppliers in the United States and elsewhere. Many of these companies have greater customer recognition, installed bases, financial resources, and sales, production, marketing, manufacturing, engineering, and other capabilities than we do.

      o We also face competition from private and start-up companies given the limited barriers to entry in our business. We face actual and potential competition not only from established companies, but also from start-up and other private companies that are developing and marketing new commercial products and services. Many of the products we sell are based on standards established by the Institute of Electrical and Electronics Engineers (IEEE) that require interoperability. Also, there are not substantial technical development difficulties, manufacturing difficulties, prohibitive intellectual property rights, or high business start-up costs that may create greater barriers to entry in other businesses. As a result, there are limited barriers to entry into a number of markets we serve. This lack of significant barriers and the perceived attractiveness of some of these markets, among other reasons, have resulted in private companies entering these markets. These private companies include Aperto, Aruba, Belaire Networks, Buffalo, Colubris Networks, Firetide, Orthagon, Redline, Trango Broadband, and Tropos.

      o We may experience difficulty in differentiating our products from other broadband wireless products which may reduce our sales and gross margins. We believe that some products in the broadband wireless equipment business in which we primarily operate have become commodities in which there is intense price competition, and we believe that trend will continue and intensify. We need to carefully and clearly distinguish our products from competing products and technologies that may be able to provide wireless broadband access or connectivity. Points of distinction include operating range of our products, scalability of networks using our products, remote management and monitoring capabilities, durability and robustness of our products, data rate transmission capabilities of our products, ease and speed of installation of our products, markets served by our products, cost of our products, other features of our products, security and interference issues, and value proposition of our products for our customers. Failure to distinguish our products for our customers, investors, and others could hinder market acceptance of our products, delay our obtaining customers for our products, force reductions in contemplated sales prices of our products, and reduce our overall sales and gross margins. This ability to distinguish is becoming more important as we try to introduce more feature-rich products at higher prices.

      o Potential customers may view price as the primary differentiator between our products and products of our competitors, which could reduce the price at which we can sell our products and negatively impact our financial results. Because many products in our broadband wireless equipment business have to comply with specific public standards, at times potential customers may perceive there to be little other than price to differentiate our products from products of a competitor. This intense customer focus on pricing can have the effect of reducing the prices at which we are able to sell our products. In turn, this can reduce our gross margins and negatively impact our general financial results.

      o Alternative broadband connectivity technologies may have advantages over our products and make our products less attractive to customers. A number of competing technologies may be able to provide high-speed, broadband access or connectivity. These competing technologies include digital subscriber lines, hybrid fiber coaxial cable, fiber optic cable, T-1/E-1 and other high-speed wire, laser (also known as free space optics), satellite, and other mesh wireless, point-to-multipoint wireless, and point-to-point wireless technologies. Some of these technologies may have advantages over our products, such as lower cost, greater range, better security, and greater current market acceptance.

      o New broadband connectivity technologies may be developed that have advantages over our products and make our products less attractive to customers. New products or new technologies may be developed that supplant or provide lower-cost or better performing alternatives to our products. For example, many of the products we sell are based on the IEEE 802.11a/b/g standards. We believe products are being developed based on various new IEEE 802.11 standards, such as 802.11n (MIMO), 802.11r (fast roaming), and 802.11s (wireless mesh), and IEEE 802.16 (also known as WiMax) standards which may have advantages over products based on the IEEE 802.11a/b/g standards, such as greater data transmission capabilities, greater quality of service, non-line of sight capabilities, and longer range.

      o The actual or potential availability of new broadband connectivity technologies could cause our customers to delay buying decisions. We operate in a business where there is rapid technological change, and new standards, products, and technologies are continually introduced to the market in actual or conceptual form. These new products or technologies may have or appear or be described to have advantages over our products or other products then currently available. Even though actual products may not be available until some (perhaps indefinite) time after initial introduction of the conceptual standard, product, or technology, the possibility of obtaining these new products could cause potential customers to delay their decision to buy products such as ours. This delay could adversely impact our business, financial condition, and results of operations.

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

      o Our financial results have fluctuated significantly, and we expect the fluctuations will continue for a variety of reasons, many of which are out of our control. Our quarterly financial results have fluctuated significantly for a number of reasons including our acquisitions of the assets of Proxim Corporation in July 2005; Terabeam Corporation, Ricochet Networks, Inc., and KarlNet, Inc. in the second quarter of 2004; the combination of Telaxis and Young Design in April 2003; our limited long-term commitments from customers; the receipt of significant customer orders; timing of obtaining customers for any new products we may introduce; the mix of our product sales; our manufacturing capacity constraints and our ability to fulfill orders; our inability to obtain components in the quantities we need; new product introductions by us or by our competitors; seasonal factors that may affect capital spending by customers; and general economic conditions. We expect that many of these and other factors will continue to affect our business and will cause our financial results to fluctuate in the future.

      o Our past acquisition activity and contemplated future acquisition activity contributes to the difficulty in predicting our future financial performance. The combination of Telaxis and Young Design in April 2003 resulted in changes in our financial performance. The historically unprofitable financial results of Telaxis caused the operating results of the combined company to be unprofitable in the second quarter of 2003. Although the combined company did briefly return to profitability, the acquisitions of the unprofitable Terabeam Corporation, KarlNet, Inc., and Ricochet Networks, Inc. in the second quarter of 2004 have caused the company to be unprofitable in later 2004 and early 2005. However, the company's balance sheet has become significantly stronger given the addition of the assets from the acquired companies. These additional assets enabled us to acquire the operations of Proxim Corporation in July 2005, which has significantly increased our revenue. We have stated our intention to make selected acquisitions from time to time and, therefore, expect that our future acquisition activity will contribute to fluctuations in our financial results and to difficulties in predicting our financial performance.

      o We may not achieve the contemplated benefits of our acquisition of Proxim's operations which could materially and adversely affect our business. In July 2005, we acquired substantially all of the operations of Proxim Corporation. We may not be able to achieve the expected synergies and other benefits of that acquisition at all or to the extent and in the time periods expected. We may not be able to integrate those operations in a cost-effective, timely manner without material liabilities or loss of desired employees, suppliers, or customers. Our management may be distracted from our core business due to that acquisition. The expected cost savings from the transaction may not be fully realized or may take longer to realize than expected. The time and costs required to integrate, establish, manage, and operate the international operations we acquired from Proxim Corporation may be greater than we anticipated. Our investors, competitors, customers, suppliers, employees, and others may react negatively to the acquisition. We may have little experience operating in some of the business areas in which Proxim Corporation typically operated so may not fully benefit from the acquisition. We may be exposed to lawsuits, risks, liabilities, or obligations imposed on or threatened against us arising from the acquisition of Proxim Corporation's operations, relationships, and products. For example, we believe that Symbol Technologies, Inc. commenced its lawsuit against us (resulting in the settlement discussed in Item 3-Legal Proceedings below) as a result of our acquiring Proxim Corporation's operations. We may faces unexpected difficulties, costs, and delays in implementing common internal controls, disclosure controls, systems, and procedures, including financial accounting systems, particularly in light of the enhanced scrutiny given to those items in the current environment. Addition of these operations may increase the difficulty for us, financial analysts, and others to predict the combined company's future business and financial performance. These factors may cause us to want or need to raise additional debt or equity capital, which, if available at all, may be on terms deemed undesirable by investors, customers, suppliers, employees, or others. These factors could materially and adversely affect our business, perception in our market, and financial results. Should these factors materially and adversely affect our business, it could result in a material impairment charge to write-down goodwill.

      o Purchase accounting treatment and the impact of amortization and impairment of intangible assets relating to the Proxim Corporation asset purchase could cause our operating results to be adversely affected. In accordance with generally accepted accounting principles, we accounted for the Proxim Corporation asset purchase using the purchase method of accounting. We have allocated the cost of the individual assets acquired and liability assumed, including various identifiable intangible assets (such as acquired technology and acquired trademarks and trade names), based on their respective fair values at the date of the completion of the acquisition. We may be required to reduce the carrying value of these assets which could adversely impact our financial results.

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

      o Difficulties in obtaining the components we need to manufacture our products have caused our financial results to fluctuate and contribute to the difficulty in predicting our future financial performance. At times we have been unable to obtain sufficient components to manufacture certain of our products. We believe this shortage had a negative impact on our revenue and financial results for those quarters. Given the number of components in our products, the age of some of our products, and the limited number of suppliers of some of these components, we may experience similar component shortages from time to time in the future. These shortages could contribute to fluctuations in our financial results and to the difficulty in predicting our future financial performance.

      o We cannot predict whether we will be able to maintain our recent profitability, which could adversely affect our ability to continue as a going concern and our stock price. We were profitable on an operating and GAAP basis in the fourth fiscal quarter of 2005. We have made no predictions concerning our future profitability or lack of profitability, particularly given our acquisition in 2005 of the operations of an unprofitable company. Our failure to maintain profitability (especially after recently achieving profitability) may affect our ability to continue as a going concern and cause the market price of our stock to decline or prevent it from rising.

      o We expect that changes in stock option accounting rules will adversely impact our reported operating results and may adversely affect our competitiveness in the employee marketplace. We have adopted FASB Statement No. 123R ("SFAS 123R"), Share-Based Payment, as our accounting method for stock options for accounting periods beginning January 1, 2006 and after. SFAS 123R requires that all share-based payments to all employees, including grants of employee stock options, are to be included in the financial statements based on their fair values. We expect that the adoption of SFAS 123R and resulting charges on our financial statements will significantly reduce our operating and net income. These charges may result in our having operating and net losses rather than operating and net profits. As a result of adopting the changes specified in SFAS 123R, it could negatively impact our use of employee stock plans to reward employees, putting us at a competitive disadvantage in attracting and retaining key employees.

      o Our indirect sales model makes us dependent on third party distributors and resellers, which could adversely impact our financial results and reputation. Most of our products are sold through both domestic and international distributors and resellers. These distributors generally focus on selling to a specific market or geographic region. These distributors and resellers carry and sell products from other suppliers in addition to our own. We expect to continue to engage additional distributors and resellers to sell our products. Use of distributors and resellers makes us dependent, to some extent, on those third parties who will have the relationships with the end customers. We may not be successful in attracting qualified distributors and resellers. Use of these distributors and resellers could cause significant fluctuation in and adversely impact our future revenue and operating results due to our limited relationships with actual end-users of our products, the time and costs associated with maintaining our distributor and reseller relationships, the time and costs associated with engaging new distributors and resellers, the possibility that they may give other suppliers' products priority over our own, the possibility of channel and price conflict, the possibility of customer confusion and customer dissatisfaction, and potential accounting, operational, and financial results problems if they build excess inventory.

      o We have a limited number of distributors so any decrease in business from them could cause a decline in our revenue. The loss of business from any of our distributors or the delay of significant orders from our distributors could significantly reduce our revenue, even if it is only temporary. We do not have long-term contracts with our distributors. Our ability to accurately forecast our revenue hinges on the timing and size of future purchase orders taken by our distributors. Any reduction in revenue could have a materially adverse affect on our operating results and financial condition.

      o We may be unsuccessful in our efforts to obtain larger customers, and these efforts could adversely impact our current business. We are trying to expand our customer base by obtaining larger customers. Our efforts may not be successful. For example, larger customers may not want to deploy products like many of ours that operate in unlicensed frequencies or they may seek products with feature sets that are different from what we offer. Our efforts could adversely impact our current business due to diversion of efforts and attention, our current customers not being pleased by our customer expansion efforts, and other reasons.

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

      o We depend on our senior employees who are extensively involved in many aspects of our business, and our business would likely be harmed if we lose their services and cannot hire additional qualified personnel. Particularly because we are a relatively small company, our future operating results depend in significant part upon the continued contributions of senior management and key sales and technical personnel, many of who would be difficult to replace if their services become unavailable to us due to death, illness, or other reasons. Future operating results also depend upon the ability to attract and retain qualified management, sales, and technical personnel. Competition for these personnel is intense, and we may not be successful in attracting or retaining them. Only a limited number of persons with the requisite skills to serve in these positions may exist, and it may be difficult for us to hire the skilled personnel we need. We have experienced difficulty in attracting, hiring, and retaining experienced sales personnel with the right blend of skills for our company, and we may experience difficulty with other types of personnel in the future.

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

      o Our limited internal manufacturing capacity may be insufficient to meet customers' desires for our products, which could harm our sales and damage our reputation. Our internal manufacturing capacity, by design, is limited. At times, we have been unable to deliver certain internally-manufactured products as quickly and in the quantities that customers desire. These inabilities could damage relationships with customers and have a material adverse effect on our reputation, business, financial condition, and results of operations.

      o Our limited internal manufacturing capacity makes us dependent on contract manufacturers, which could harm our sales and damage our reputation. Our internal manufacturing capacity, by design, is limited. We currently expect to rely on domestic and international contract manufacturers to provide manufacturing of our complete products, components, and subassemblies. Our failure to obtain satisfactory performance from any contract manufacturers could cause us to fail to meet customer requirements, lose sales, and expose us to product quality issues. In turn, this could damage relationships with customers and have a material adverse effect on our reputation, business, financial condition, and results of operations.

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

      o Interruptions in our manufacturing operations could have an adverse effect on our revenue. Any interruption in our manufacturing operations could cause our product supply to be interrupted or lose market opportunities and have an adverse affect on our revenue, customer relationships, and operating results. Interruptions cold results from introduction of new products or processes; timing, language, cultural, and other issues arising from the use of contract manufacturers located outside the U.S.; terminations of relationship with manufacturers; not producing products at adequate capacity; delays in shipments of our products due to changes in demand; or insufficient quality or quantity of products.

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

      o The new RoHS Directive could have an adverse impact on our ability to supply products and our financial results. Effective July 1, 2006, the directive on the restriction on the use of certain hazardous substances in electrical and electronic equipment (RoHS directive) will limit the use of substances (such as lead and mercury) in products sold in the European Union marketplace. Because of this directive, we believe many component suppliers are revising their product lines so all their products are RoHS compliant. These changes may disrupt our supply of components needed to supply our products at the times and in the quantities desired by our customers. These changes also require that we revise the design of some of our products and have some of our products re-qualified with our customers. These results could adversely impact our product supply capabilities, relationships with customers, and financial results.

      o Failure to maintain adequate levels of inventory could result in a reduction or delay in sales and harm our results of operations. In a competitive industry such as the wireless telecommunications equipment industry, the ability to effect prompt turnaround and delivery on customer orders can make the difference in maintaining an ongoing relationship with our customers. This competitive market condition requires us to keep some inventory of certain products on hand to meet such market demands. Given the variability of customer requirements and purchasing power, it is difficult to predict the amount of inventory needed to satisfy demand. If we over- or under-estimate inventory requirements to fulfill customer needs, our results of operations could be adversely affected. If market conditions change swiftly, it may not be possible to terminate purchasing contracts in a timely fashion to prevent excessive inventory increases. In particular, increases in inventory could materially adversely affect operations if such inventory is ultimately not used or becomes obsolete. To date, we do not believe that we have materially over-estimated or under-estimated our inventory requirements.

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

      o War in Iraq and the war on terrorism could adversely affect domestic and international demand for our products. The war in Iraq and on terrorism has led to economic uncertainty at home and abroad which could impact the demand for our products. Customers as a result may reduce their spending on our products coupled with the increased shipping costs and delays due to heightened security, which could have a material adverse affect on our operating results.

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

      o Our international business activities expose us to a number of risks not present in our United States operations, which we have little experience addressing. Our international business activities may carry additional costs, risks and difficulties, including complying with complex foreign laws and treaties applicable to doing business and selling our products in other countries; availability of suitable export financing; timing and availability of export licenses; tariffs and other trade barriers; difficulties in staffing and managing foreign operations; difficulties in complying with foreign customs and general ways of doing business; and political and economic instability which may be more pronounced in less-developed areas. We have little experience in facing many of these issues and may not be able to address the issues in a manner to enable us to expand our international sales and operations.

      o Because of international sales and operations, we may be exposed to currency risk that could adversely affect our financial condition and results of operations. Particularly following our acquisition of the operations of Proxim Corporation, a significant portion of our sales to date have been made to customers located outside the United States, and we expect that a significant portion of our future sales will continue to be to customers outside the United States. We are currently trying to increase our sales to customers outside the United States. Historically, our international sales have been denominated in United States dollars. For international sales that are denominated in United States dollars, a decrease in the relative value of foreign currencies could make our products less price-competitive and could have an adverse effect on our financial condition and results of operations. For any international sales denominated in foreign currencies, a decrease in the value of the foreign currencies relative to the United States dollars could result in decreased margins from those transactions.

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

      o Lack of relationships in foreign countries may limit our ability to expand our international operations and sales. In many cases, regulatory authorities in foreign countries own or strictly regulate local telephone companies. Established relationships between government-owned or government-controlled telephone companies and their traditional indigenous suppliers of telecommunications equipment often limit access to those markets. The successful expansion of our international operations in some markets will depend in part on our ability to form and maintain strong relationships with established companies providing communication services and equipment or other local partners in those regions. The failure to establish regional or local relationships could limit our ability to successfully market or sell our products in international markets and expand our international operations.

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

      o Changes in governmental regulation could adversely affect our competitive position. Governmental laws and regulations applicable to our products and services evolve and change frequently. These changes could hurt our competitive position. For example, a point we often use in marketing our equipment products is that our products have been approved by the United States Federal Communications Commission, which sometimes can be a long, expensive process. The Federal Communications Commission may relax this approval process and potentially allow more products to operate as approved products. If enacted, these regulations could make it easier for competitive products to qualify as products approved by the Federal Communications Commission. Conversely, if the Federal Communications Commission made the certification process more difficult, it could impede our ability to bring products to market in a timely manner. In either case, this could adversely affect our competitive position. Similarly, changes in the laws and regulations applicable to our service business could adversely affect our competitive position in that business.

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

      o At time we rely on a limited number of customers for a material portion of our sales, which exposes us to risks relating to the loss of sales and credit risk. For the year ended December 31, 2005, no one customer accounted for more than 10% of our sales. However, we did have a number of substantial customers, in particular the third party distributors we acquired from the Proxim Corporation operations acquisition. We are currently attempting to increase its number of substantial customers which could increase our customer concentration risks. Our ability to maintain or increase our sales in the future will depend in part upon our ability to obtain additional orders from these customers. Our customer concentration also results in concentration of credit risk. An acquisition of one of our significant customers could cause any current orders to be delayed or canceled and no new orders being placed with us and could further concentrate our customer base. Adverse developments such as these with our significant customers could adversely impact our sales and financial results.

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

      o Given the relatively small size of some of our customers, they may not be able to pay for the products they purchase from us in the time period we expect or at all. We are subject to credit risk in the form of trade accounts receivable. We could face difficulties in receiving payment in accordance with our typical policies allowing payment within 30 days. Some of our customers are new and smaller service providers which do not have the financial resources of existing, larger service providers. Any delay, inability, or refusal to pay for purchases of our products may materially adversely affect our business. Difficulties of this nature have occurred in the past, and we believe they will likely occur in the future.

      o Our failure or inability to protect our intellectual property could adversely affect our business and operations, particularly in our equipment business which has otherwise relatively low barriers to entry. Our ability to compete depends in part on our ability to protect our intellectual property. The steps we have taken to protect our technology may be inadequate to prevent misappropriation of our technology and processes. Existing trade secret, trademark, and copyright laws offer only limited protection. Our patents could be invalidated or circumvented. Inability or failure to protect our intellectual property could remove a barrier to a competitor entering our broadband wireless equipment business, which in general has lower barriers to entry than other businesses.

      o Laws of foreign countries where we do business may provide less intellectual property protection for our products, which could adversely affect our ability to compete in our price-sensitive business. The laws of certain foreign countries in which our products are or may be developed, manufactured, or sold may provide less protection for the intellectual property contained in our products. We may not seek to obtain patents and other forms of intellectual property rights in certain foreign countries to the same extent we seek United States patents and other forms of intellectual property protection, which could reduce our international protection. This may make the possibility of piracy of our technology and products more likely. This piracy could result in cheaper copies of our products being available on the market, which could adversely affect our business and financial results.

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

      o We may engage in litigation to protect our intellectual property, which could be costly, long, and distracting even if ultimately successful. If we believe our intellectual property rights are being infringed, we may commence litigation or take other actions to enforce our patents, protect our trade secrets and know-how, or determine the scope and validity of the patents or intellectual property rights of others. There can be no assurance that we would be successful in any such litigation. Further, any lawsuits we commence would increase the likelihood of counterclaims being brought against us by the companies we sue. Any litigation could result in substantial cost and divert the attention of our management, which could harm our operating results and future operations.

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

      o Our recent settlement of the litigation commenced against us by Symbol Technologies may adversely impact our financial results. In February 2006, we settled the lawsuit that had been brought against us by Symbol Technologies, Inc. alleging that certain of our products violated certain of their patents. Symbol had successfully sued Proxim Corporation alleging that certain of Proxim Corporation's products infringed two of the Symbol patents that Symbol asserted against us. As part of the settlement, we agreed to pay Symbol fixed royalties totaling $4.3 million through the second quarter of 2009. We will have to pay these royalties even if we discontinue the sale of products alleged by Symbol to violate their patents. Additionally, we may end up paying Symbol more fixed royalties than we would have paid if we had negotiated a royalty based on product sales or some other contingent basis. As a result, the settlement of the Symbol litigation may adversely impact our financial results, and the impact may be more adverse than if we had attempted to and had been successful in settling the litigation on some other basis.

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

      o We expect that our overall financial results will be negatively impacted by the losses from our Ricochet(R) network and service. In the fourth quarter of 2005, our combined broadband wireless equipment business and wireless communications services business was profitable. However, just our broadband wireless equipment business was profitable by itself. The unprofitable wireless communications services business reduced the combined profitability of our overall company. We expect that the operations of the services business will continue to be unprofitable and adversely impact our overall financial results. Continued unprofitability could result in internal and external pressures to take actions to reduce the losses associated with that services business, which could include selling the business or shutting it down, making operational changes at Ricochet, changing the business model, or other actions.

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

      o Different data access technologies may have advantages over our Ricochet(R) service, which could adversely impact our ability to attract and retain users of our service. The market for data access and communications services is characterized by rapidly changing technology, new product introductions, and evolving industry standards. A number of data access technologies, such as broadband wireless, digital subscriber lines and cable modems, generally are able to provide faster data rates than our network. This may negatively affect user perceptions as to the attractiveness of our wireless service and result in pressure to reduce our prices. Increased data rates also may result in the widespread development and acceptance of applications that require a higher data transfer rate than our service provides. Our success will depend to a substantial degree on our ability to differentiate our service from competitive offerings and promote and sell the advantages of our service. Our inability to do this could cause us to be unable to increase our users and to lose users to competing service providers.

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

      o We may be unable to attract users and compete with other data access providers if we do not expand our Ricochet(R) network coverage area. We currently are offering our Ricochet service in only two general markets. We are actively considering the expansion of the Ricochet service into other markets. Competitive factors may require that we offer our service in additional markets as well as further develop our Ricochet network in the markets where we already are offering service. If we do not expand our network, we may be unable to attract users and compete with other data access providers, which may offer a competing service with a broader coverage area. Consequently, our business and financial results could be adversely impacted.

      o There are numerous contingencies involved in the possible expansion of our Ricochet(R) network, which if not resolved as expected could adversely impact our business. Before we decide to expand our Ricochet network to offer service to users in other targeted markets, we must consider a number of business, regulatory, and implementation issues, risks, and contingencies, many of which are not within our control. These issues include predicted costs of expansion, long-term financial commitments we may need to make to expand, other obligations we may need to incur to expand, making an accurate assessment of potential markets, ability to use equipment installed by a previous operator of the Ricochet system, resolving any issues created by previous operators of the Ricochet system in the targeted market, cost and availability of network and circuit backhaul connections, any specific regulatory requirements relating to expansion into a given market, and delays or refusals by local governments or other third parties to enter into the agreements we need to deploy our network. We may not be able to address these issues and risks in a timely basis or at the cost that we have assumed or at all. Unfavorable or untimely resolution of these issues could adversely impact our business and financial results.

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

      o Compliance with new governmental regulations, such as Section 404 of the Sarbanes-Oxley Act, could increase our costs and adversely impact our financial results. Increasing amounts of time and resources are being spent on complying with ever-changing governmental regulations and public disclosure requirements. Specifically, Section 404 of the Sarbanes-Oxley Act currently requires that management and independent public accountants review and evaluate annually internal control systems of companies subject to that section and attest to their effectiveness. We are not currently subject to Section 404 and do not know when or if we will be required to comply with the requirements of that section or what the requirements will be if and when we become subject to that section. However, in anticipation of becoming subject to that section, we have begun our compliance efforts and are expending related time and costs. The costs and time required to become
            Section 404 compliant could be substantial, even assuming we are completely successful. In addition, even before becoming subject to
            Section 404, we are being billed significantly increased independent auditor fees, we believe largely due to the Sarbanes-Oxley Act and other regulations. Compliance with the Sarbanes-Oxley Act and other regulations could cause us to increase our legal, accounting, other personnel, and other costs as more time and personnel would be needed to help maintain compliance. These costs of compliance could adversely impact our financial results.

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

      o We have elected to participate in a proposed settlement of this pending stockholder litigation, but there can be no assurance that this settlement will be consummated. In June 2003, we elected to participate in a proposed settlement agreement with the plaintiffs in the pending stockholder litigation. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants. The parties to the proposed settlement submitted formal settlement documents to the court in June 2004 and requested preliminary approval by the court of the proposed settlement. Certain defendant underwriters in the settling cases opposed preliminary approval of the proposed settlement. The court issued an order preliminarily approving the proposed settlement and has scheduled a date for a final hearing on the settlement at which any objections to the proposed settlement may be heard. Consummation of the proposed settlement remains conditioned on, among other things, receipt of final court approval. Given the number of companies and attorneys involved in these proceedings, we expect that any consummation of this settlement will be a lengthy process. There can be no assurance that this settlement will be consummated.

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

                  o Announcements by us concerning our completed and contemplated acquisitions and other strategic growth plans

                  o     Announcements by our customers

                  o Our integration of Telaxis Communications and Young Design following the April 2003 combination of the two companies

                  o Our integration of Terabeam Corporation, Ricochet Networks, Inc. and KarlNet, Inc. following the second quarter 2004 acquisition of those companies

                  o Our integration of the assets of Proxim Corporation, acquired in the third quarter of 2005

                  o Sales of shares of our stock that we issued in connection with our completed acquisitions or the perception that such shares may be sold

                  o The relatively low number of shares of our stock that trade on an average day

                  o The announcement of our filing an application to list our common stock on the Nasdaq Capital Market

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

      o Two stockholders own a significant beneficial interest in our common stock which could allow them to influence matters requiring stockholder approval. As of March 17, 2006, Concorde Equity II, LLC (a company controlled by our chief executive officer and board member Robert E. Fitzgerald) and funds owned by Mobius Venture Capital together owned approximately 27% of our Common Stock. As a result of their ownership these stockholders may be able to exert influence over actions, which require stockholder approval, for example, certain types of changes in control or amendments to our certificate of incorporation.

      o Registration of the restricted stock held by one of our major stockholders could cause our stock price to fall. One stockholder, Concorde Equity II, owned approximately 12% of our outstanding common stock on March 17, 2006. Concorde Equity is a company controlled by Robert E. Fitzgerald, a board member and our chief executive officer. Concorde Equity received this stock in a private placement in connection with the combination of Young Design and Telaxis in April 2003. As such, this stock has been and is currently subject to restrictions on sale or transfer. In the merger agreement, we agreed to register this stock with the SEC in the first half of 2004, which, if completed, would enable this stock to be sold with less restriction. We have not yet registered this stock. This registration and potential sale of large amounts of our common stock could cause our stock price to fall or prevent it from increasing.

      o Future actual or potential stock sales by Concorde Equity II could cause our stock price to fall or prevent it from increasing. Our stock held by Concorde Equity II is currently subject to restrictions on sale or transfer due to that company being controlled by our chief executive officer and board member Robert E. Fitzgerald. However, portions of this stock can be (and have been) sold in the open market. Between September 2005 and February 2006, Concorde Equity II sold 1,000,000 shares of our common stock. That constituted approximately 28% of Concorde Equity II's holdings prior to the sales. Certain of our other stockholders and other third parties viewed these stock sales negatively because they were being made by a company controlled by our chief executive officer. Concorde Equity II may make additional sales of our common stock in the future. Generally, these sales require public filings. Actual or potential sales of our stock by Concorde Equity II could cause our stock price to fall or prevent it from increasing for numerous reasons. For example, a substantial amount of our common stock becoming available (or being perceived to become available) for sale in the public market could cause the market price of our common stock to fall or prevent it from increasing, particularly given the relatively low trading volumes of our stock. Also, actual or potential sales by Concorde Equity II could be viewed negatively by other investors because Concorde Equity II is controlled by a member of our board of directors and chief executive officer.

      o Future actual or potential stock distributions or sales by Mobius Venture Capital could cause our stock price to fall. Funds controlled by Mobius Venture Capital owned approximately 15% of our outstanding common stock on March 17, 2006. Because Mobius Venture Capital owns directly or indirectly more than 10% of our outstanding common stock, any sales or distributions by that stockholder will be reported publicly shortly after they occur. Actual or potential sales of this stock by that stockholder (or their investors) could cause our stock price to fall or prevent it from increasing for numerous reasons.

            For example, a substantial amount of our common stock becoming available (or being perceived to become available) for sale in the public market could cause the market price of our common stock to fall or prevent it from increasing, particularly given the relatively low trading volumes of our stock.

      o Future actual or potential sales of the stock we issue upon exercise of stock options could cause our stock price to fall. As of March 17, 2006, we had options outstanding to buy approximately 2,005,615 shares of our common stock and may grant options or other stock grants relating to an additional approximately 412,229 shares of our common stock. We have filed registration statements with the SEC relating to most of the shares of our common stock that may be issued pursuant to the exercise of those outstanding stock options and stock options or other stock grants that we may grant in the future. In many cases, holders of those options could decide to exercise the options and immediately sell the shares. A substantial amount of this common stock becoming available (or being perceived to become available) for sale in the public market could cause the market price of our common stock to fall or prevent it from increasing, particularly given the relatively low trading volumes of our stock. Further, actual or potential sales of this stock could be viewed negatively by other investors because some of these stock options are held by our directors and senior executives.

      o Future actual or potential sales of the stock we issue upon exercise of stock warrants could cause our stock price to fall. On March 17, 2006, we had warrants outstanding to purchase approximately 438,470 shares of our common stock at a weighted average purchase price of $1.98 per share. Shares of our common stock received upon exercise of those warrants may, depending on the method of exercise, be immediately available for public sale. A substantial amount of this common stock becoming available (or being perceived to become available) for sale in the public market could cause the market price of our common stock to fall or prevent it from increasing, particularly given the relatively low trading volumes of our stock.

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

      o We have limited capital resources and our prospects for obtaining additional financing, if required, are uncertain. Our future capital requirements will depend on numerous factors, including expansion of marketing and sales efforts, development costs of new products, the timing and extent of commercial acceptance for our products, our integration with the operations of Proxim Corporation, Terabeam Corporation, Ricochet Networks, Inc., and KarlNet, Inc. and any other companies we may acquire, and potential changes in strategic direction. Additional financing may not be available to us in the future on acceptable terms or at all. If funds are not available, we may have to delay, scale back, or terminate business or product lines or our sales and marketing, research and development, acquisition, or manufacturing programs. Our inability to obtain capital could seriously damage our business, operating results, and financial condition and cause our stock price to decline.

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

Item 2. Properties.

      We lease multiple facilities for our operations in multiple different geographic locations.

      Our headquarters is an approximately 115,000 square foot facility located in San Jose, California. This facility accommodates the following departments: senior management, administration, finance, marketing, manufacturing, sales and research and development. The term of the lease for this facility expires on June 30, 2008.

      We lease an approximately 15,000 square foot facility located in Falls Church, Virginia. This facility accommodates marketing, sales, manufacturing and finance. The term of the lease for this facility expires on December 31, 2010.

      We lease an approximately 17,000 square foot facility located in Haverhill, Massachusetts. This facility accommodates engineering, development, manufacturing, and associated staff for our Harmonix Division. The term of the lease for this facility expires on October 31, 2015 subject to our early termination right after five years.

      We lease four facilities in Europe and Asia to accommodate our international sales and operations staff.

      We lease approximately 11,000 square feet of warehouse space in Santa Clara, California. This facility is primarily used for inventory. The term of the lease for this facility expires on October 31, 2006. We have not yet decided whether we will seek to extend the lease for this facility. If the facility were to become unavailable for our continued use, we believe we could locate suitable new warehouse space without undue difficulty.

      Our Ricochet Networks subsidiary leases an approximately 5,000 square feet facility located in Denver, Colorado. This facility accommodates engineering, development, sales, and marketing operations, and associated staff, for our Ricochet Networks subsidiary. The term of the lease expires on January 31, 2008. We have guaranteed the obligations of Ricochet Networks under this lease.

      Our Ricochet Networks subsidiary leases approximately 84,000 square feet located in two facilities in Denver, Colorado and one facility in Tulsa, Oklahoma. These facilities provide warehouse space for Ricochet's inventory. The two Denver facilities are leased on a month-to-month basis. The term of the lease for the Tulsa facility expires on December 31, 2006. If any of these facilities were to become unavailable for our continued use, we believe we could locate suitable new warehouse space without undue difficulty.

      Primarily with respect to our Ricochet Networks subsidiary, we or Ricochet directly will lease and has been leasing space in and around each of the areas where it provides service as necessary to house switches, other equipment, and personnel.

      There are a small number of facilities leased by Terabeam Corporation prior to our acquiring that company that are not presently being used and that we have no present plans to use. We have been negotiating with the landlords of the various facilities for the early termination of those leases.

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

      On July 15, 2002, together with the other issuer defendants, Telaxis filed a collective motion to dismiss the consolidated amended complaint against the issuers on various legal grounds common to all or most of the issuer defendants. The underwriters also filed separate motions to dismiss the claims against them. In October 2002, the court approved a stipulation dismissing without prejudice all claims against the Telaxis directors and officers who had been defendants in the litigation. On February 19, 2003, the court issued its ruling on the separate motions to dismiss filed by the issuer defendants and the underwriter defendants. The court granted in part and denied in part the issuer defendants' motions. The court dismissed, with prejudice, all claims brought against Telaxis under the anti-fraud provisions of the securities laws. The court denied the motion to dismiss the claims brought under the registration provisions of the securities laws (which do not require that intent to defraud be pleaded) as to Telaxis and as to substantially all of the other issuer defendants. The court denied the underwriter defendants' motion to dismiss in all respects.

      In June 2003, we elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. We understand that virtually all of the other non-bankrupt issuer defendants have also elected to participate in this proposed settlement. If ultimately approved by the court, this proposed settlement would result in the dismissal, with prejudice, of all claims in the litigation against us and against the other issuer defendants who have elected to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants. The proposed settlement provides that the insurers of the participating issuer defendants will guarantee that the plaintiffs in the cases brought against the participating issuer defendants will recover at least $1 billion. If recoveries totaling $1 billion or more are obtained by the plaintiffs from the underwriter defendants, however, the monetary obligations to the plaintiffs under the proposed settlement will be satisfied. In addition, we and the other participating issuer defendants will be required to assign to the plaintiffs certain claims that the participating issuer defendants may have against the underwriters of their IPOs.

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

      Consummation of the proposed settlement is conditioned upon obtaining approval by the court. On September 1, 2005, the court preliminarily approved the proposed settlement, directed that notice of the terms of the proposed settlement be provided to class members, and scheduled a fairness hearing for April 24, 2006, at which objections to the proposed settlement will be heard. The court will determine whether to grant final approval to the proposed settlement.

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

      Symbol Technologies Litigation
      ------------------------------

      On or about October 28, 2005, Symbol Technologies, Inc. filed a lawsuit in the United States District Court for the District of Delaware against Terabeam, Inc. (then named YDI Wireless, Inc.), Proxim Wireless Corporation, and Terabeam Corporation. The suit alleged that certain products of Terabeam, Inc., Proxim Wireless, and Terabeam Corporation infringe three of Symbol's patents, including one patent previously transferred to it by Proxim Corporation. Symbol had successfully sued Proxim Corporation alleging that certain of Proxim Corporation's products infringed the two Symbol patents that Symbol was asserting against Terabeam, Inc., Proxim Wireless, and Terabeam Corporation. In this suit, Symbol was seeking an injunction preventing Terabeam, Inc., Proxim Wireless, and Terabeam Corporation from infringing its patents and monetary damages.

      On February 24, 2006, Terabeam, Inc. and its subsidiaries entered into a settlement agreement with Symbol and its subsidiaries resolving all outstanding litigation between the companies. In connection with that settlement agreement, Symbol was required to file a dismissal of its lawsuit previously filed against Terabeam. The dismissal will initially be without prejudice but will become a dismissal with prejudice by its terms 90 days after Terabeam completes the payments contemplated under the patent license agreement (as discussed below).

      Under the terms of the settlement agreement, Terabeam and Symbol entered into a patent license agreement, dated February 24, 2006, and Terabeam executed two patent assignments, each dated February 24, 2006, in favor of Symbol.

      Under the terms of the patent license agreement, the companies have agreed to cross license specified patents, and Terabeam has agreed to pay to Symbol fixed license fees totaling $4.3 million. $600,000 was paid on or before March 3, 2006; $250,000 is scheduled to be paid quarterly for the second, third, and fourth quarters of 2006 and each of the four quarters of 2007; $300,000 is scheduled to be paid quarterly for each of the four quarters of 2008; and $375,000 is scheduled to be paid quarterly for the first two quarters of 2009. The amounts may be prepaid at any time without penalty. The parties also released each other from any patent infringement claims arising prior to February 24, 2006 to the extent such infringement would have been licensed under the patent license agreement. Also pursuant to the terms of the patent license agreement, Terabeam and Symbol have agreed not to sue one another for patent infringement with respect to one another's products for three years.

      Under the terms of the patent assignments executed by Terabeam, Terabeam has assigned to Symbol specified patents and patent applications.

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

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of stockholders during the three months ended December 31, 2005.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

      Our common stock is currently quoted on the Nasdaq Capital Market under the symbol "TRBM." The table below shows, for the calendar year quarters indicated, the reported high and low sale prices of our common stock, as reported on the Nasdaq Capital Market from June 30, 2004 to December 31, 2005. The table below shows, for the period from January 1, 2004 through June 29, 2004, the reported high and low bid quotations for our common stock on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. In each case, this information is based on published financial sources.

                                          Terabeam Common Stock
                                       ---------------------------
                                            High         Low
                                            ----         ---
            2004
            First Quarter                   $8.00       $3.65
            Second Quarter                  $6.85       $3.60
            Third Quarter                   $5.85       $1.96
            Fourth Quarter                  $7.55       $2.15

            2005
            First Quarter                   $6.00       $2.33
            Second Quarter                  $3.03       $1.93
            Third Quarter                   $3.56       $2.35
            Fourth Quarter                  $3.08       $2.21

      As of March 17, 2006, the number of stockholders of record of our common stock was approximately 223. We have never declared or paid any cash dividends on any class of our common equity. We currently intend to retain any future earnings to fund the development and growth of our business and currently do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

      The following table and narrative provide information about our equity compensation plans as of December 31, 2005. More information about our stock options is contained in our financial statements, including the notes thereto, included in this Annual Report on Form 10-K.

----------------------------------------------------------------------------------------------------------------------
                                  Number of securities                                 Number of securities remaining
                                  to be issued upon         Weighted-average           available for future issuance
                                  exercise of               exercise price of          under equity compensation
                                  outstanding options,      outstanding options,       plans (excluding securities
                                  warrants and rights       warrants and rights (1)    reflected in column (a))
Plan category                     (1)  (a)                  (b)                        (c)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders           1,949,163                    $3.41                     444,255
----------------------------------------------------------------------------------------------------------------------

Equity compensation plans
not approved
by security holders                       43,739                    $2.11                           0
----------------------------------------------------------------------------------------------------------------------

Total                                  1,992,902                    $3.38                     444,255
----------------------------------------------------------------------------------------------------------------------

----------
(1) This column does not reflect the options outstanding on December 31, 2005 to purchase 50,144 shares of our common stock at an exercise price of $1.60 per share that we assumed in connection with our combination with Young Design, Inc. on April 1, 2003. Those options had been issued under an equity compensation plan that was approved by Young Design's stockholders. No future grants of options may be made under that plan. This column also does not reflect the warrants outstanding on December 31, 2005 to purchase 116,118 shares of our common stock at a weighted average exercise price of $1.72 per share that we assumed in connection with our acquisition of Terabeam Corporation in June 2004.

(2) Consists of shares available for future issuance under our 2004 Stock Plan.

      On July 17, 2001, our board of directors adopted our 2001 Nonqualified Stock Plan and reserved 375,000 shares of our common stock for issuance pursuant to that plan. The 2001 plan provided for the grant of non-qualified stock options, performance share awards, and stock awards (restricted or unrestricted) to directors, officers, and employees. The compensation committee of the board of directors generally administers the 2001 plan and recommended to the board of directors or decided itself the terms of stock rights granted, including the exercise price, the number of shares that may be purchased under individual option awards, and the vesting period of options. The board of directors may amend, modify, or terminate the 2001 stock plan at any time as long as the amendment, modification, or termination does not impair the rights of plan participants under outstanding options or other stock rights. Effective September 9, 2004, the 2001 plan was amended to reduce the number of shares of our common stock issuable thereunder to 175,764, which was the number of shares subject to outstanding options as of that date. No further grants or awards will be made pursuant to the 2001 plan.

Sales of Unregistered Securities in Fourth Quarter 2005

      We issued 2,182 shares of common stock at $2.08 per share in December 2005 to a warrant holder upon the exercise of warrants on a cashless basis (we withheld 9,272 shares of common stock as payment for the aggregate exercise price of the warrants). We received no cash proceeds from the issuance of these shares. The issuance was completed without registration under the Securities Act in reliance upon the exemptions contained in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act for transactions not involving a public offering. This issuance of common stock by us did not involve the use of an underwriter, and no commissions were paid in connection with this issuance.

Item 6. Selected Financial Data.

      The following selected historical consolidated financial data was derived from our historical financial statements. The financial statements for the fiscal years ended December 31, 2001 through 2005 were audited by Fitzgerald, Snyder, & Co., P.C., an independent registered public accounting firm. This information should be read in conjunction with our management discussion and analysis of financial condition and results of operations and our financial statements, including the related notes, contained elsewhere in this annual report on Form 10-K.

                                                Year Ended December 31,
                                                              -----------------------------------------------------
                                                                2001       2002       2003       2004        2005
                                                              --------   --------   --------   --------    --------
                                                                     (in thousands, except per share data)
Consolidated Statements of Operations Data:

  Revenue, net ............................................   $ 14,314   $ 20,304   $ 27,241   $ 22,897    $ 58,982
  Gross profit ............................................      5,028      7,928     11,527      9,483      24,909
  Income (loss) from continuing operations ................        125        947        300     (1,346)    (11,160)
  Extraordinary item ......................................         --         89      4,347         --          --
  Change in accounting ....................................         --        526         --         --          --
  Net income (loss) applicable to common stockholders .....        125      1,562      4,647     (1,346)    (11,160)
  Basic earnings (loss) per share from continuing
    operations ............................................       0.01       0.10       0.02      (0.07)      (0.51)
  Basic - Extraordinary gain ..............................         --       0.01       0.35         --          --
  Basic - Change in accounting ............................         --       0.06         --         --          --
  Basic earnings (loss) per share .........................       0.01       0.17       0.37      (0.07)      (0.51)
  Diluted earnings (loss) per share from continuing
    operations ............................................       0.01       0.10       0.02      (0.07)      (0.51)
  Diluted - Extraordinary gain ............................         --       0.01       0.34         --          --
  Diluted - Change in accounting ..........................         --       0.06         --         --          --
  Diluted earnings (loss) per share .......................   $   0.01   $   0.17   $   0.36   $  (0.07)   $  (0.51)
  Shares used in computing basic earnings per share .......      9,375      9,375     12,571     19,792      21,801
  Shares used in computing diluted earnings per share .....      9,375      9,375     12,841     19,792      21,801

                                                                                  December 31,
                                                              -----------------------------------------------------
                                                                2001       2002       2003       2004        2005
                                                              --------   --------   --------   --------    --------
Consolidated Balance Sheet Data:

  Cash and cash equivalents and short term
    investments ...........................................   $  1,133   $    939   $  8,990   $ 40,737    $ 14,393
  Working capital .........................................      2,111      2,946     12,577     41,532      15,079
  Total assets ............................................      6,898      8,572     20,719     77,284      74,758
  Long-term obligations, less current portion .............      1,568      1,402      1,298      1,270       2,956
  Total stockholders' equity ..............................   $  2,908   $  4,508   $ 16,185   $ 65,991    $ 52,718

Our Quarterly Financial Data

                                                      Quarter
                                       (in thousands, except per share data)
----------------------------------------------------------------------------------------------------------------
2005                                                      First          Second          Third          Fourth
-----------------------------------------------------   ----------     ----------      ----------     ----------
Revenue .............................................   $    6,597     $    7,165      $   18,147     $   27,073
Gross profit ........................................        3,278          3,478           5,501         12,652
Net income (loss) ...................................         (970)          (987)        (10,013)           810
Basic and diluted earnings (loss) per share .........   $    (0.04)    $    (0.04)     $    (0.47)    $     0.04
----------------------------------------------------------------------------------------------------------------

                                                      Quarter
                                       (in thousands, except per share data)
----------------------------------------------------------------------------------------------------------------
2004                                                      First          Second          Third          Fourth
-----------------------------------------------------   ----------     ----------      ----------     ----------
Revenue .............................................   $    6,017     $    4,733      $    6,370     $    5,777
Gross profit ........................................        2,466          1,540           2,688          2,789
Net income (loss) ...................................          303         (1,605)         (2,351)         2,307
Basic and diluted earnings (loss) per share .........   $     0.02     $    (0.10)     $    (0.09)    $     0.10
----------------------------------------------------------------------------------------------------------------

                                                      Quarter
                                       (in thousands, except per share data)
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
2003                                                      First          Second          Third          Fourth
-----------------------------------------------------   ----------     ----------      ----------     ----------
Revenue .............................................   $    6,436     $    7,229      $    8,029     $    5,547
Gross profit ........................................        1,998          2,268           4,288          2,973
Income (loss) before extraordinary item .............          106           (815)          1,053            (44)
Extraordinary item ..................................           --          4,347              --             --
Net income (loss) ...................................          106          3,532           1,053            (44)
Basic earnings (loss) per share before
 extraordinary item .................................         0.01          (0.06)           0.08           0.00
Basic earnings per share - Extraordinary item .......           --           0.32              --             --
Basic earnings per share ............................         0.01           0.26            0.08           0.00
Diluted earnings (loss) per share before
 extraordinary item .................................         0.01          (0.06)           0.07           0.00
Diluted earnings per share - extraordinary item .....           --           0.32              --             --
Diluted earnings per share ..........................   $     0.01     $     0.26      $     0.07     $     0.00
----------------------------------------------------------------------------------------------------------------

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

      On July 27, 2005, Terabeam Wireless, through its wholly owned subsidiary Proxim Wireless Corporation ("New Proxim"), completed its purchase of substantially all of the assets of Proxim Corporation and its subsidiaries Proxim Wireless Networks, Inc. and Proxim International Holdings, Inc. (collectively, "Old Proxim") pursuant to an asset purchase agreement dated as of July 18, 2005. Under the terms of the asset purchase agreement, Terabeam acquired most of the domestic and foreign operations of Old Proxim for a purchase price of approximately $25,200,000, subject to certain adjustments, liability assumptions, and deductions. At the closing, Terabeam assumed specified obligations of Old Proxim, including specified employee-related obligations. The purchase price after adjustments was approximately $24,300,000.

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

      During 2004, Terabeam began operating in two different business segments. The first segment is the historic operations of Terabeam as a designer, manufacturer, and seller of wireless telecommunications equipment ("Equipment"). The financial results of the business acquired from Old Proxim are reported as part of the Equipment business. The second segment is as a wireless Internet service provider ("Services") in several major metropolitan cities. This business was acquired with the Ricochet Networks acquisition during the second quarter of 2004. There are no significant inter-company transactions which affect the revenue or expenses of either segment.

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

      Goodwill

      Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As of December 31, 2005, the Company recorded an impairment loss of $200,000 related to the service reporting unit.

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

      Our intangible assets include purchased technology and various assets acquired in business combination transactions. Assets acquired in business combination transactions include existing hardware technologies, trade names, existing software technologies, customer relationships and patents. Some of these assets have finite useful lives and some have indefinite useful lives During the year ended December 31, 2005, and subsequent to the acquisition of Old Proxim, we recognized an impairment write off of $3.6 million related to the Terabeam trade name.

      Capitalized Software - We capitalize software costs for projects from the time the project is determined to be technologically feasible until the project is salable. During the year ended December 31, 2005, and subsequent to the acquisition of Old Proxim, we wrote off approximately $1.1 million of capitalized software costs because (due to market timing issues) the Company abandoned development of the Logan software project after acquiring similar software in the Old Proxim acquisition and determining that it would take significantly longer to bring Logan to market than anticipated and that, when commercially available, Logan would not have the feature set required to be competitive.

Result of Operations

Years Ended December 31, 2005 and 2004

      The following table provides statement of operations data as a percentage of sales for the periods presented.

                                                                       Years Ended
                                                                       December 31,
                                                                  ---------------------
                                                                    2005         2004
                                                                  --------     --------
         Sales ................................................        100%         100%
         Cost of sales ........................................         58           59
                                                                  --------     --------

         Gross profit .........................................         42           41
         Operating expenses
           Selling ............................................         17           11
           Restructuring /impairment ..........................         10            0
           Research and development ...........................         13           13
           General and administrative .........................         22           44
                                                                  --------     --------

             Total operating expenses .........................         62           68
                                                                  --------     --------

         Operating income (loss) ..............................        (20)         (27)
         Other income .........................................          1           21
         Income taxes .........................................         --           --

         Minority interest in net income of Merry Fields                --           --
                                                                  --------     --------

         Net income (loss) ....................................        (19)%         (6)%
                                                                  ========     ========

      Sales

      Sales for the year ended December 31, 2005 were $59.0 million as compared to $22.9 million for the same period in 2004, an increase of $36.1 million or 61%. The primary reason for the increase in sales was the acquisition of the Old Proxim product lines and distribution channels on July 27, 2005. Sales through the new distribution channels totaled approximately $34.2 million for the year ended December 31, 2005.

      For the years ending December 31, 2005 and 2004 international sales, excluding Canada, approximated 35% and 18%, respectively, of total sales. The reason for the increase in international sales as a percent of sales is because a significant percentage of the sales from Old Proxim acquired products were ultimately to international customers.

      Cost of goods sold and gross profit

      Cost of goods sold and gross profit for the year ended December 31, 2005 were $34.1 million and $24.9 million, respectively. Of the $34.1 million cost of goods sold, $2.1 million was a restructuring provision for excess and obsolete inventory. The excess inventory charges were due principally to management's decision to discontinue certain older Terabeam product lines subsequent to the acquisition of the Old Proxim product lines and distribution channels. For the same period in 2004, costs of goods sold and gross profit were $13.4 million and $9.5 million, respectively. Gross profit, as a percentage of sales, for the years ended December 31, 2005 and 2004 was 42% and 41%, respectively.

      Maintaining or increasing our profit margins continues to be one of our major goals. The product lines and the agreements with contract manufacturers that we acquired from Old Proxim bring significant production efficiencies by reducing labor costs as well as material costs because of the large volumes of raw material purchases larger contract manufacturers can negotiate. As we introduce new products to our customers in 2006, we believe that providing very high quality products and being early to market with new technologies will reduce the pressure to compete principally on price. However, our profit margins may be challenged because of the downward pressure brought about by increased competition from the many new competitors entering the wireless marketplace. Some competitors may use more favorable pricing structures than us to try to gain immediate market share, and despite our efforts, we may be unable to increase or maintain our margins in this highly competitive market.

      Sales and Marketing Expenses

      Selling and marketing expenses consist primarily of employee salaries and associated costs for selling, marketing, and customer support. Selling and marketing expenses increased to $9.8 million for the year ended December 31, 2005 from $2.6 million for the year ended December 31, 2004, which is a $7.2 million increase. Sales and Marketing expenses as a percentage of sales increased to 17% in 2005 as compared to 11% in the previous year. This increase was due primarily to the following factors: 1) an increase of approximately $6.0 million during the quarter due to the acquisition of Old Proxim sales and distribution channels, and 2) increased sales and marketing headcount, increased salaries and increased travel by sales personnel as compared to the prior fiscal year.

      Restructuring and impairment charges

      During the year ended December 31, 2005, and subsequent to the Old Proxim acquisition, we recorded restructuring charges for severance and excess facilities of approximately $944,000. These charges consisted of operating lease commitments related to facilities which were closed during the year, and severance payments to Terabeam employees laid off subsequent to the Old Proxim acquisition.

      During the year ended December, 2005, and subsequent to the Old Proxim acquisition, the restructuring of the Company and the Company's product lines affected the carrying value of certain intangible assets, and we recorded a charge for the impairment of intangible assets in the accompanying financial statements totaling $4.7 million. These charges consisted of:

            o A $3.6 million impairment charge related to the Terabeam trade name. Subsequent to the Old Proxim acquisition, the Company chose to sell its wireless equipment products under the go to market name of Proxim Wireless. Since there will be no future revenue stream based on the Terabeam name, an independent third party valuation determined that the fair value of the Terabeam trade name was de minimis.

            o A $1.1 million charge related to the write off of certain software development costs that had been previously capitalized under Financial Accounting Standards Board Statement of Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". The Company abandoned development of its Logan software development project after acquiring similar software in the Proxim acquisition and determining that it would take significantly longer to bring Logan to market than anticipated and that, when commercially available, Logan would not have the feature set required to be competitive.

      Goodwill is tested for impairment at least annually at the reporting unit level. As of December 31, 2005, the Company recorded a goodwill impairment loss of $200,000 related to the Ricochet service reporting unit.

      There were no corresponding restructuring or impairment charges during the year ended December 31, 2004.

      Research and Development Expenses

      Research and development expenses consist primarily of personnel salaries and fringe benefits and related costs associated with our product development efforts. These include costs for development of products and components, test equipment and related facilities. Research and development expenses increased to $8.0 million for the year ended December 31, 2005 from $2.9 million for the year ended December 31, 2004, a $5.1 million or 176% increase. This increase was due primarily to an increase of approximately $5.0 million during the year due to the acquisition of the Old Proxim engineering and research and development infrastructure. Synergies between the product lines of Old Proxim and the Company allowed us to discontinue certain redundant research and development efforts and reduce the Terabeam workforce in this area during the third quarter of 2005.

      General and Administrative Expenses

      General and administrative expenses consist primarily of employee salaries, benefits and associated costs for information systems, finance, legal, and administration of a public company. General and administrative expenses increased to $12.9 million for the year ended December 31, 2005 from $10.0 million for the year ended December 31, 2004, a $2.9 million increase or 29%. There was an increase of approximately $2.9 million during the year due to the additional expenses incurred as a result of the acquisition of Old Proxim. General and administrative expenses as a percentage of sales decreased to 22% from 44% in the prior year. During 2004 there were significant costs related to the acquisition of Terabeam Corporation, Karlnet, and Ricochet.

      Other income (expenses)

      Other income and expenses totaled approximately $515,000 for the year ended December 31, 2005, as compared to $4.7 million for the year ended December 31, 2004. The primary reason for the decrease was because the company recognized a gain on the sale of Phazar stock of $3.9 million in 2004. There was also a decrease in interest income of because the cash and investments we acquired as a result of the Terabeam acquisition in 2004 were substantially reduced by the cash used for the Old Proxim acquisition during the third quarter of 2005.

Years Ended December 31, 2004 and 2003

      The following table provides statement of operations data as a percentage of sales for the periods presented.

                                                                    Years Ended
                                                                    December 31
                                                               ---------------------
                                                                 2004         2003
                                                               --------     --------
          Sales ............................................        100%         100%
          Cost of sales ....................................         59           58
                                                               --------     --------

          Gross profit .....................................         41           42
          Operating expenses
            Selling ........................................         11            8
            Research and development .......................         13            6
            General and administrative .....................         44           26
                                                               --------     --------

              Total operating expenses .....................         68           40
                                                               --------     --------

          Operating income (loss) ..........................        (27)           2
          Other income .....................................         21           --
          Income taxes .....................................         --           (1)

          Extraordinary gain and change in accounting                --           16
                                                               --------     --------

          Net income (loss) ................................         (6)%         17%
                                                               ========     ========

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

Liquidity and Capital Resources

      At December 31, 2005, we had cash, cash equivalents, and investments available-for sale of $14.4 million. This excludes restricted cash of $5.1 million. For the year ended December 31, 2005, cash provided by operations was $3.0 million. We currently are meeting all of our working capital needs through cash on hand as well as internally generated cash from operations and other activities. Cash provided by operations includes net loss of $11.2 million offset by $3.1 in changes in assets and liabilities affecting operations, and by $11.0 million of non-cash items. The non-cash items include approximately $6.8 million in one time restructuring charges related to the Old Proxim acquisition.

      For the year ended December 31, 2005, cash used in investing activities was approximately $19.4 million. Approximately $24.3 million was used to complete the Old Proxim acquisition, offset by the sale of several fixed income investments maturing during the second quarter of 2005.

      Cash used in financing activities was $4.8 million for the year ended December 31, 2005. In May 2005 we repurchased 1,000,000 shares of common stock for an aggregate purchase price of $2.1 million. This stock had originally been issued in a private placement in May 2004 as part of the consideration paid to the stockholders of KarlNet, Inc. in connection with Terabeam's acquisition of KarlNet. During the year ended December 31, 2005, we paid the principal balance totaling $2.5 million on certain convertible notes payable related to the 2004 acquisition of Terabeam Corporation, and the $0.4 million balance on notes payable related to the 2004 acquisition of Ricochet.

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

      We have the following contractual obligations and commercial commitments as of December 31, 2005:

                                                                  Payments due by period (numbers in thousands)
                                                    --------------------------------------------------------------------
                                                                  Less than 1
                                                       Total          year      1 -3 years   4 - 5 years   After 5 years
                                                    ----------    -----------  -----------   -----------   -------------
Operating leases - buildings - in use ..........    $    7,788    $    2,578    $    4,143    $      561    $      506
Operating leases - buildings - not in use ......         2,623         1,143           881           499           100
Notes payable ..................................         4,300         1,350         2,950           411            --
Operating leases - equipment ...................           332           212           120            --            --
Employment Contracts ...........................         1,189         1,189            --            --            --
                                                    ----------    ----------    ----------    ----------    ----------
Total contractual cash obligations .............    $   16,232    $    6,472    $    8,095    $    1,060    $      605
                                                    ==========    ==========    ==========    ==========    ==========

Recently Issued Accounting Standards

      In November 2004, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Board Statement No. 151, "Inventory Costs" (FAS
151). FAS 151 amends the guidance in Accounting Research

Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for inventory costs. The provisions of this statement are effective for fiscal years beginning after June 15, 2005, although early application is permitted. We do not expect that the impact of this statement will be material to the consolidated financial statements.

      In December 2004, the FASB issued its final standard on accounting for share-based payments (SBP), Financial Accounting Standards Board Statement No. 123R (FAS 123R) that requires companies to expense the value of employee stock options and similar awards. The statement applies to all outstanding and unvested SBP awards at a company's adoption date. The Securities and Exchange Commission delayed implementation to fiscal years beginning after June 15, 2005. Therefore, we implemented FAS 123R effective January 1, 2006 using the modified prospective method, which requires recognizing expense for options over their remaining vesting period. The portion of these options' fair value attributable to vested awards prior to the adoption is never recognized. We expect the impact of this statement to have a material effect on our results of operations (based on equity instruments outstanding at December 31, 2005) for the fiscal year ending December 31, 2006.

      In December 2004, the FASB issued Financial Accounting Standards Board Statement No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" (FAS 153). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this statement are being applied prospectively as of January 2006.

      In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 is an interpretation of FASB Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS
143) and serves to clarify that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate such a liability. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We concluded that FIN 47 did not have a material impact on the consolidated financial statements as of December 31, 2005.

      In May 2005, the FASB issued Financial Accounting Standards Board Statement No. 154, "Accounting Changes and Error Corrections" (FAS 154), a replacement of APB Opinion No. 20, "Accounting Changes" and a replacement of FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". FAS 154 changes the accounting for, and reporting of, a change in accounting principle. The statement requires retrospective application to prior periods financial statements of voluntary changes in accounting principles and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. The statement is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors during fiscal years beginning after June 1, 2005.

      In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments ("SFAS 155"). This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and,
(e) eliminates restrictions on a qualifying special-purpose entity's ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007, although early adoption is permitted as of the beginning of an entity's fiscal year. The provisions of SFAS 155 are not expected to have an impact recorded at adoption.

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

      As of December 31, 2005, we had bank balances of cash and cash equivalents of $14.1 million and restricted cash of $5.1 million. All these funds are on deposit in short-term accounts with several national banking organizations. Therefore, we do not expect that an increase in interest rates would materially reduce the value of these funds. The primary risk to loss of principal is the fact that these balances are only insured by the Federal Deposit Insurance Corporation up to $100,000 per bank. At December 31, 2005, the uninsured portion totaled approximately $19.0 million.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

      See Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations, Disclosures about Market Risk.

Item 8. Financial Statements and Supplementary Data.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm..................    52
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets..............................................    53
Consolidated Statements of Operations....................................    54
Consolidated Statement of Changes in Stockholders' Equity................    55
Consolidated Statements of Cash Flows....................................    56
Notes to Consolidated Financial Statements...............................    58
Schedule II - Valuation and Qualifying Accounts..........................    82

Report of Independent Registered Public Accounting Firm

================================================================================

TO THE BOARD OF DIRECTORS
TERABEAM, INC.

      San Jose, California

We have audited the accompanying consolidated balance sheets of TERABEAM, INC., (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2005, 2004, and 2003. We also have audited the related financial statement Schedule II for the years ended December 31, 2005, 2004, and 2003. These consolidated financial statements and financial statement Schedule II are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement Schedule II based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TERABEAM, INC. as of December 31, 2005 and 2004 and the results of its operations and cash flows for the years ended December 31, 2005, 2004, and 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement Schedule II for the years ended
December 31, 2005, 2004 and 2003, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Fitzgerald, Snyder & Co., P.C.

McLean, Virginia
March 17, 2006

                                 TERABEAM, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                             December 31,    December 31,
                                                                                 2005            2004
                                                                             ------------    ------------
Assets
Current assets:
  Cash and cash equivalents                                                       $14,133         $35,368
  Investment securities - available-for-sale                                          260           5,369
  Accounts receivable, net                                                          8,378           2,972
  Refundable income taxes                                                              --             151
  Inventory                                                                        10,070           7,442
  Prepaid expenses                                                                  1,045             253
                                                                             ------------    ------------
    Total current assets                                                           33,886          51,555

Property and equipment, net                                                         3,924           2,511
Other Assets:
Restricted cash                                                                     5,076           5,136
Goodwill                                                                            7,380           6,072
Intangible assets, net                                                             23,817          11,919
Deposits                                                                              675              91
                                                                             ------------    ------------
    Total other assets                                                             36,948          23,218
                                                                             ------------    ------------
    Total assets                                                                  $74,758         $77,284
                                                                             ============    ============
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                                           $15,600          $6,965
  Deferred revenue                                                                  2,503             159
  License agreement payable - current maturities                                      981              --
  Current maturities of notes payable - other current liabilities                      --           2,899
                                                                             ------------    ------------
    Total current liabilities                                                      19,084          10,023
License agreement payable, net of current maturities                                2,956              --
Notes payable, net of current maturities                                               --           1,270
                                                                             ------------    ------------
    Total liabilities                                                              22,040          11,293
Commitments and contingencies                                                          --              --
Stockholders' Equity
 Preferred stock, $0.01 par value; authorized 4,500,000, none issued at
December 31, 2005 and December 31, 2004                                                --              --
 Common stock, $0.01 par value, 100,000,000 shares authorized, 21,446,217 issued and outstanding at December 31, 2005 and 22,845,847 issued with
22,345,847 outstanding at December 31, 2004                                           214             228
  Additional paid-in capital                                                       56,638          59,637
  Retained earnings  (accumulated deficit)                                         (4,122)          7,277
  Treasury stock                                                                       --          (1,155)
  Accumulated other comprehensive income:
  Net unrealized gain (loss) on available-for-sale securities                         (12)              4
                                                                             ------------    ------------
    Total stockholders' equity                                                     52,718          65,991
                                                                             ------------    ------------
    Total liabilities and stockholders' equity                                    $74,758         $77,284
                                                                             ============    ============

          See accompanying notes to consolidated financial statements.

                                 TERABEAM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                       For the Year Ended December 31,
                                                                  ----------------------------------------
                                                                     2005           2004           2003
                                                                  ----------     ----------     ----------
Revenues                                                             $58,982        $22,897        $27,241
Cost of goods sold                                                    31,930         13,414         15,714
Restructuring provision for excess and obsolete inventory              2,143             --             --
                                                                  ----------     ----------     ----------
  Gross profit                                                        24,909          9,483         11,527
Operating expenses:
  Selling costs                                                        9,789          2,557          2,204
  Restructuring charges                                                  944             --             --
  Restructuring charge for impairment of intangible assets             4,664             --             --
  Impairment of service reporting unit goodwill                          200             --             --
  General and administrative                                          12,902          9,976          7,090
  Research and development                                             8,000          2,949          1,704
                                                                  ----------     ----------     ----------
      Total operating expenses                                        36,499         15,482         10,998
                                                                  ----------     ----------     ----------
Operating income (loss)                                              (11,590)        (5,999)           529
Other income (expenses):
  Interest income                                                        695            810            128
  Interest expense                                                      (161)          (209)          (149)
  Gain on sale of Phazar stock                                            --          3,882             --
  Other income (expense)                                                 (19)           168             53
                                                                  ----------     ----------     ----------
      Total other income (expenses)                                      515          4,651             32
                                                                  ----------     ----------     ----------
Income (loss) before income taxes, extraordinary gain and            (11,075)        (1,348)           561
minority interests
  Benefit (provision) for income taxes                                    16              2           (261)
                                                                  ----------     ----------     ----------
Income (loss) before extraordinary gain and minority interests       (11,059)        (1,346)           300
Extraordinary gain (net of income taxes of $0)                            --             --          4,347
                                                                  ----------     ----------     ----------
Income (loss) before minority interests                              (11,059)        (1,346)         4,647
  Minority interest in net income of Merry Fields                       (101)            --             --
                                                                  ----------     ----------     ----------
Net income (loss)                                                   ($11,160)       ($1,346)        $4,647
                                                                  ==========     ==========     ==========

  Weighted average shares - basic                                     21,801         19,792         12,571
                                                                  ----------     ----------     ----------
    Earnings (loss) per share - basic                                 ($0.51)        ($0.07)         $0.37
                                                                  ==========     ==========     ==========

  Weighted average shares - diluted                                   21,801         19,792         12,841
                                                                  ----------     ----------     ----------
    Earnings (loss) per share - diluted                               ($0.51)        ($0.07)         $0.36
                                                                  ==========     ==========     ==========

          See accompanying notes to consolidated financial statements.

                                 TERABEAM, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                              Common Stock
                                          -------------------
                                                                             Retained                         Accumulated
                                                                Additional   Earnings                            Other
                                                                 Paid-in    Accumulated  Treasury  Minority  Comprehensive
                                            Shares     Amount    Capital     (Deficit)    Stock    Interest  (Loss) Income  Total
                                          -----------------------------------------------------------------------------------------
Balances, December 31, 2002                 9,375,000     $94        $357      $4,066    $    --    $  --          ($9)      $4,508

Merger with Telaxis                         4,177,078      42       3,697          --         --       --           --        3,739
Exercise of stock options and warrants        127,804       1         218          --         --       --           --          219
Issuance of common stock, net of costs        500,000       5       1,901          --         --       --           --        1,906
Distribution to Merry Fields members               --      --          --         (40)        --       --           --          (40)
Comprehensive income:
  Net income (loss)                                --      --          --       4,647         --       --           --        4,647
  Unrealized gain (loss) on investments            --      --          --          --         --       --        1,206        1,206
                                          -----------------------------------------------------------------------------------------
Total comprehensive income (loss)                  --      --          --       4,647         --       --        1,206        5,853
                                          -----------------------------------------------------------------------------------------
Balances, December 31, 2003                14,179,882    $142      $6,173      $8,673    $    --    $  --       $1,197      $16,185

Stock issued for acquisitions              12,609,237     126      59,552          --         --       --           --       59,678
Treasury stock purchased                   (4,683,183)    (42)     (6,458)         --     (1,155)      --           --       (7,655)
Distribution to Merry Fields members               --      --          --         (50)        --       --           --          (50)
Exercise of stock options and warrants        239,911       2         370          --         --       --           --          372
Comprehensive income:
  Net income (loss)                                --      --          --      (1,346)        --       --           --       (1,346)
  Unrealized gain (loss) on investments,
net of reclassification adjustments                --      --          --          --         --       --       (1,193)      (1,193)
                                          -----------------------------------------------------------------------------------------
Total comprehensive income (loss)                  --      --          --      (1,346)        --       --       (1,193)      (2,539)
                                          -----------------------------------------------------------------------------------------
Balances, December 31, 2004                22,345,847    $228     $59,637      $7,277    ($1,155)   $  --           $4      $65,991
                                          -----------------------------------------------------------------------------------------

Treasury stock purchased                   (1,033,750)    (15)     (3,207)         --      1,155       --           --       (2,067)
Exercise of stock options and warrants        134,120       1         188          --         --       --           --          189
Merry Fields, loss of control                      --      --          20        (239)        --      219           --           --
Minority interest in net income of Merry
Fields                                             --      --          --          --         --      101           --          101
Deconsolidation of Merry Fields                    --      --          --          --         --     (320)          --         (320)
Comprehensive income:
  Net income (loss)                                --      --          --     (11,160)        --       --           --      (11,160)
  Unrealized gain (loss) on investments,
net of reclassification adjustments                --      --          --          --         --       --          (16)         (16)
                                          -----------------------------------------------------------------------------------------
Total comprehensive income (loss)                  --      --          --     (11,160)        --       --          (16)     (11,176)
                                          -----------------------------------------------------------------------------------------
Balances, December 31, 2005                21,446,217    $214     $56,638     ($4,122)   $    --    $  --         ($12)     $52,718
                                          =========================================================================================

          See accompanying notes to consolidated financial statements.

                                 TERABEAM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                           For The Years Ended December 31,
                                                                        --------------------------------------
                                                                           2005          2004          2003
                                                                        ----------    ----------    ----------
Cash flows from operating activities:
  Net income (loss)                                                       ($11,160)      ($1,346)       $4,647
    Depreciation and amortization                                            3,449         1,249           183
    (Gain) loss on disposal of property and equipment                           --           (14)           24
    Loss on write-down of investments available-for-sale                       120            --            --
    Realized (gain) loss on trading and available-for-sale securities           --        (3,521)          (92)
    Loss on write-down of investment in unconsolidated subsidiary               --            --            36
    Loss on write down of assets held for sale                                  --            --           200
    Bad debt allowance (recovery)                                              415           488           660
    Restructuring charge for impairment of intangible assets                 4,664            --            --
    Restructuring provision for excess and obsolete inventory                2,143            --            --
     Impairment of service unit goodwill                                       200            --            --
    Deferred income tax                                                         --            --           387
    Extraordinary gain                                                          --            --        (4,347)
    Changes in assets and liabilities affecting operations:
      Restricted cash                                                           60           740            --
      Accounts receivable, net                                              (1,661)          153        (1,485)
      Inventory                                                                206        (1,348)         (748)
      Deposits                                                                (222)            2           (21)
      Prepaid expenses                                                        (897)          143           697
      Refundable income taxes                                                  151            75          (226)
      Accounts payable and accrued expenses                                  3,188        (2,306)          (71)
      Deferred revenue                                                       2,344            96            --
      Customer order deposits                                                   --            --            (9)
                                                                        ----------    ----------    ----------
           Net cash provided by (used in) operating activities               3,000        (5,589)         (165)
                                                                        ----------    ----------    ----------
Cash flows from investing activities:
  Proceeds on disposal of property and equipment                               169           964           425
  Purchase of securities                                                      (241)         (790)         (726)
  Purchase of property and equipment                                          (293)          (37)          (30)
  Purchase of intangible assets                                                 --            --          (585)
  Investment in capitalized software                                          (382)         (601)           --
  Sale of securities                                                         5,214        34,616           242
  Cash used for acquisitions                                               (24,300)       (4,800)           --
  Cash received from acquisitions                                              384        10,254         7,421
                                                                        ----------    ----------    ----------
      Net cash provided by (used in) investing activities                  (19,449)       39,606         6,747
                                                                        ----------    ----------    ----------
Cash flows from financing activities:
  Distributions to Merry Fields members                                         --           (50)          (40)
  Repurchase of common stock                                                (2,069)
  Exercise of stock options                                                    189           372           219
  Issuance of common stock                                                      --            --         1,906
  Purchase of treasury stock                                                    --        (7,655)           --
  Issuance of notes payable                                                     --            --           500
  Repayment of notes payable                                                (2,906)         (200)       (1,116)
  Repayment of capital leases                                                   --          (106)           --
                                                                        ----------    ----------    ----------
      Net cash provided by (used in) financing activities                   (4,786)       (7,639)        1,469
                                                                        ----------    ----------    ----------
Net increase (decrease) in cash and cash equivalents                       (21,235)       26,378         8,051

Cash and cash equivalents, beginning of period                              35,368         8,990           939
                                                                        ----------    ----------    ----------
Cash and cash equivalents, end of period                                   $14,133       $35,368        $8,990
                                                                        ==========    ==========    ==========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                      $160          $200          $149
                                                                        ==========    ==========    ==========
  Income taxes paid                                                            $--            $4           $90
                                                                        ==========    ==========    ==========
  Stock issued in acquisitions                                                 $--       $59,678        $3,739
                                                                        ==========    ==========    ==========
  Deconsolidation of subsidiary: Property and equipment removed             $1,465           $--           $--
                                                                        ==========    ==========    ==========
                                 Note payable removed                       $1,194           $--           $--
                                                                        ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                                 TERABEAM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization

      We provide high-speed wireless communications equipment and services in the United States and internationally. Our systems enable service providers, enterprises, and governmental organizations to deliver high-speed data connectivity enabling a broad range of applications. We provide wireless solutions for the mobile enterprise, security and surveillance, last mile access, voice and data backhaul, and municipal networks. We believe our fixed wireless systems address the growing need of our customers and end-users to rapidly and cost effectively deploy high-speed communication networks.

      We operate in two primary businesses: broadband wireless equipment and high-speed wireless service and connectivity. The equipment business generates the substantial majority of our revenue and is conducted through our Proxim Wireless Corporation subsidiary. Our services business is conducted through our Ricochet Networks, Inc. subsidiary. Ricochet Networks is one of the five largest wireless Internet service providers (WISPs) in the United States (in terms of subscribers). The discussion in this Form 10-K focuses on our equipment business as it generates the substantial majority of our revenue and expenses.

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

      On July 27, 2005, Terabeam, through its wholly owned subsidiary Proxim Wireless Corporation ("New Proxim), completed its purchase of substantially all of the assets of Proxim Corporation and its subsidiaries Proxim Wireless Networks, Inc. and Proxim International Holdings, Inc. (collectively, "Old Proxim") pursuant to an asset purchase agreement dated as of July 18, 2005. Under the terms of the asset purchase agreement, Terabeam acquired most of the domestic and foreign operations of Old Proxim for a purchase price of approximately $25,200,000, subject to certain adjustments, liability assumptions, and deductions. At the closing, Terabeam assumed specified obligations of Old Proxim, including specified employee-related obligations. The purchase price after adjustments was approximately $24,300,000.

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

      Merry Fields, LLC ("Merry Fields") was formed by shareholders of a Company predecessor, Young Design, Inc., under the laws of the State of Delaware in August 2000. Merry Fields owns the property and land leased to Terabeam for its Falls Church, Virginia operation subject to a loan and mortgage. In accordance with FIN 46R, through June 30, 2005, Merry Fields was a variable interest entity and the Company was determined to be the primary beneficiary of Merry Fields. During the quarter ended September 30, 2005, the Company ceased to guarantee the Merry Fields note payable and is no longer the primary beneficiary of Merry Fields. Through June 30, 2005, the financial statements of Merry Fields were consolidated with the financial statements of the Company. Effective with the quarter ended September 30, 2005, the financial statements of Merry Fields are no longer consolidated with the financial statements of Terabeam, Inc. The Merry Fields net book value of approximately $320,000, as of July 31, 2005 which was represented by minority interests as of July 31, 2005, was removed with no gain or loss recorded.

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

      During 2004, Terabeam began operating in two different business segments. The first segment is the historic operations of Terabeam as a designer, manufacturer, and seller of wireless telecommunications equipment ("Equipment"). The financial results of the business acquired from Old Proxim are reported as part of the Equipment business. The second segment is as a wireless Internet service provider ("Services") in several major metropolitan cities. This business was acquired with the Ricochet Networks acquisition during the second quarter of 2004. There are no significant inter-company transactions which affect the revenue or expenses of either segment.

      Summarized information as of December 31, 2005 and 2004 and for the years then ended is as follows:

      ($000's)

      2005:

                                            Equipment    Services       Total
                                           -----------  ----------   -----------
             Assets .....................   $  71,960    $   2,798    $  74,758
             Revenue ....................   $  56,133    $   2,849    $  58,982
             Operating income (loss) ....   $  (9,101)   $  (2,489)   $ (11,590)

      2004:

                                            Equipment    Services       Total
                                           -----------  -----------  -----------
             Assets .....................   $  73,312    $   3,972    $  77,284
             Revenue ....................   $  21,614    $   1,283    $  22,897
             Operating income (loss) ....   $  (4,616)   $  (1,383)   $  (5,999)

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

      Principles of Consolidation

      The consolidated financial statements include the accounts of Terabeam, Inc. and its wholly owned subsidiaries and also Merry Fields, a consolidated affiliate. In accordance with FIN 46R, through June 30, 2005, Merry Fields was a variable interest entity and the Company was determined to be the primary beneficiary of Merry Fields. During the quarter ended September 30, 2005, the Company ceased to guarantee the Merry Fields' note payable and is no longer the primary beneficiary of Merry Fields. Through June 30, 2005, the financial statements of Merry Fields were consolidated with the financial statements of Terabeam. Effective with the quarter ended September 30, 2005, the financial statements of Merry Fields are no longer consolidated with the financial statements of Terabeam, Inc.

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

      Restricted Cash

      As part of the Terabeam acquisition, the Company acquired $5.9 million in restricted cash. During 2004, $0.8 million was released as a result of contract payments. As of December 31, 2005, the restricted cash consists of $0.1 as collateral for letters of credit relating to lease obligations and $5.0 million held in an indemnification trust for the benefit of former Terabeam directors and officers. This trust was established by Terabeam Corporation in January 2002, and the funds are managed by an unrelated trustee. To date, no claims have been asserted against the trust funds. The trust expires in 2007 and any remaining funds will be distributed to the Company.

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

      Accounts Receivable

      Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts, sales returns and price protection for estimated returns, discounts, price protection and losses resulting from the inability of its customers to make required payments. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay. Accounts are considered past due when they are past the terms negotiated with each contract or purchase order. Account balances are charged off against the allowance when the Company considers it is probable that receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

      Inventory

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

      Warranty Provision.

      The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, its warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure.

      Property and Equipment

      Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which range from two to seven years for personal property and 39 years for real property.

      Purchase Price Accounting

      The Company has grown considerably through combining with other businesses. The Company acquired Telaxis in 2003 and KarlNet, Terabeam and Ricochet Networks in 2004, and Proxim Wireless in 2005. These transactions were accounted for using the purchase method. Under the purchase method, the acquiring company includes the fair value of the assets of the acquired entity on its balance sheet. The determination of fair value necessarily involves many assumptions. The operations of the acquired entity are included in the Company's operations following the date of acquisition.

      Goodwill

      Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the year ended December 31, 2005, the Company recorded an impairment loss of $200,000 related to the service reporting unit.

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

      Our intangible assets include purchased technology and various assets acquired in business combination transactions. Assets acquired in business combination transactions include existing hardware technologies, trade names, existing software technologies, customer relationships and patents. Some of these assets have finite useful lives and some have indefinite useful lives. During the year ended December 31, 2005, and subsequent to the acquisition of Old Proxim, we recognized an impairment write off of $3.6 million related to the Terabeam trade name.

      Capitalized Software - We capitalize software costs for projects from the time the project is determined to be technologically feasible until the project is salable. During the year ended December 31, 2005, and subsequent to the acquisition of Old Proxim, we wrote off approximately $1.1 million of capitalized software costs because the Company abandoned development of the Logan software project after acquiring similar software in the Old Proxim acquisition and determining that it would take significantly longer to bring Logan to market than anticipated and that, when commercially available, Logan would not have the feature set required to be competitive.

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

      The Company does not have revenue from multiple deliverable arrangements.

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

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), but applied the intrinsic value method set forth in Accounting Principles Board Opinion No. 25. No compensation expense has been recognized in connection with options, as all options have been granted with an exercise price equal the fair value of the Company's common stock on the date of grant. The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions for 2005, 2004 and 2003: risk-free interest rate of 3.58%, 3.67% and 2.37%, expected life of 5 years, volatility 111%, 205% and 284% and dividend rate of zero percent, respectively. Using these assumptions, the fair value of the stock options granted in 2005, 2004 and 2003 was between $1.93-$2.69, $2.42 - $5.34, and $0.96 - $5.29, respectively, which would be amortized as compensation expense over the vesting period of the options.

      If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income per share would have been changed to the pro forma amount indicated below (in thousands, except per share amounts):

                                                                                         December 31,
                                                                            --------------------------------------
                                                                               2005          2004          2003
                                                                            ----------    ----------    ----------
Net income (loss) attributable to common stockholders, as reported: .....   $  (11,160)   $   (1,346)   $    4,647
Less:  Total stock based employee compensation expense
  determined under the fair value based method for all awards ...........       (2,017)         (563)       (1,213)
                                                                            ----------    ----------    ----------
Pro forma net income (loss) attributable to common stockholders .........      (13,177)   $   (1,909)   $    3,434
                                                                            ==========    ==========    ==========
Basic net income (loss) per common share, as reported ...................   $    (0.51)   $    (0.07)   $     0.37
                                                                            ==========    ==========    ==========
Basic net income (loss) per common share, pro forma .....................   $    (0.60)   $    (0.10)   $     0.27
                                                                            ==========    ==========    ==========
Diluted net income (loss) per common share, as reported .................   $    (0.51)   $    (0.07)   $     0.36
                                                                            ==========    ==========    ==========
Diluted net income (loss) per common share, pro forma ...................   $    (0.60)   $    (0.10)   $     0.27
                                                                            ==========    ==========    ==========

      Advertising costs

      Advertising costs are expensed when incurred, and the amounts were not material for all periods presented.

      Shipping and Handling Costs

      Shipping and handling are charged to customers and included in both revenue and costs of goods sold on the Consolidated Statements of Operations.

      Comprehensive Income

      The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." During the years ended December 31, 2005, 2004 and 2003, the Company had approximately $(16,000), $(1,193,000), and $1,206,000, respectively, of unrealized gains (losses) on available-for-sale investments, net of income taxes of $0 for each period. The unrealized losses of $16,000 in 2005 and $1.2 million in 2004 represent reclassification adjustments for gains realized in net income.

      Corporate Structural Changes

      There were no corporate structural changes during 2005. In July 2003, the Company effected a net reverse 1-for-4 split of its outstanding common stock.

      Foreign Currency Transactions

      The functional currency of the Company's operations in all countries is the U.S. dollar. Sales and purchase transactions are generally denominated in U.S. dollars. Foreign currency transaction gains and losses are included in the statement of operations and were not material for each period presented.

      Fair Value of Financial Instruments

      The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and notes payable approximate fair value. Investment securities available for sale are recorded at estimated fair value based on quoted market prices where available.

      Recent Accounting Pronouncements

      In November 2004, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Board Statement No. 151, "Inventory Costs" (FAS
151). FAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for inventory costs. The provisions of this statement are effective for fiscal years beginning after June 15, 2005, although early application is permitted. We do not expect that the impact of this statement will be material to the consolidated financial statements.

      In December 2004, the FASB issued its final standard on accounting for share-based payments (SBP), Financial Accounting Standards Board Statement No. 123R (FAS 123R) that requires companies to expense the value of employee stock options and similar awards. The statement applies to all outstanding and unvested SBP awards at a company's adoption date. The Securities and Exchange Commission delayed implementation to fiscal years beginning after June 15, 2005. Therefore, we implemented FAS 123R effective January 1, 2006 using the modified prospective method, which requires recognizing expense for options over their remaining vesting period. The portion of these options' fair value attributable to vested awards prior to the adoption is never recognized. We expect the impact of this statement to have a material effect on our results of operations (based on equity instruments outstanding at December 31, 2005) for the fiscal year ending December 31, 2006.

      In December 2004, the FASB issued Financial Accounting Standards Board Statement No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" (FAS 153). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this statement are being applied prospectively as of January 2006.

      In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 is an interpretation of FASB Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS
143) and serves to clarify that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate such a liability. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We concluded that FIN 47 did not have a material impact on the consolidated financial statements as of December 31, 2005.

      In May 2005, the FASB issued Financial Accounting Standards Board Statement No. 154, "Accounting Changes and Error Corrections" (FAS 154), a replacement of APB Opinion No. 20, "Accounting Changes" and a replacement of FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". FAS 154 changes the accounting for, and reporting of, a change in accounting principle. The statement requires retrospective application to prior period's financial statements of voluntary changes in accounting principles and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. The statement is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors during fiscal years beginning after June 1, 2005.

      In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments ("SFAS 155"). This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and,
(e) eliminates restrictions on a qualifying special-purpose entity's ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007, although early adoption is permitted as of the beginning of an entity's fiscal year. The provisions of SFAS 155 are not expected to have an impact recorded at adoption.

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

      The financial statements present the effects of the Old Proxim acquisition under the purchase method of accounting in accordance with FASB Statement 141, Business Combinations. Under the purchase method of accounting, the purchase price is allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values with the remainder allocated to goodwill. We are in the process of reviewing and finalizing certain contingent liabilities related to the purchase. The adjusted purchase price allocation as of December 31, 2005 was as follows (000's):

          Cash ...............................   $     384
          Accounts receivable ................       4,193
          Inventory ..........................       4,976
          Other current assets ...............         118
          Property and equipment .............       3,483
          Other long term assets .............         117
          Identifiable intangible assets .....      14,800
          Goodwill ...........................       1,567
          Accounts payable ...................      (1,038)
          Other accrued liabilities ..........      (4,300)
                                                 ---------
          Total adjusted purchase price ......   $  24,300
                                                 =========

      We have reviewed asset and liability allocations subsequent to the purchase, and we have made certain adjustments between the acquisition date and December 31, 2005, resulting in a net increase of $1.0 million in Goodwill related to Old Proxim. The adjustments consisted principally of the recognition of certain Old Proxim accounts payable and the adjustment of certain accounts receivable and inventory reserves related to the Old Proxim balance sheet at the acquisition date.

      The amount allocated to identifiable intangible assets was determined by an independent appraisal. The identifiable tangible assets acquired on July 27, 2005 and included in the accompanying balance sheet at December 31, 2005 were:

                                                          (000's)    Useful Life
                                                          -------    -----------
      Trademarks and trade names.......................     2,100     Indefinite
      Developed technology.............................     5,600        8 years
      Customer contracts and related relationships.....     7,100        6 years
      Goodwill                                              1,567     Indefinite

      It is expected that the entire goodwill amount will be amortized for income tax purposes.

Pro forma financial information (unaudited)

      The pro forma financial information has been prepared to give effect to the completed acquisition of substantially all of the assets and certain liabilities of Old Proxim. The unaudited pro forma financial information presents the effects of the Old Proxim acquisition under the purchase method of accounting in accordance with FASB Statement 141, Business Combinations.

      The following unaudited pro forma results of operations for the year ended December 31, 2005 assume the acquisition of Old Proxim to have occurred as of January 1, 2005. The unaudited pro forma results of operations for the year ended December 31, 2004 assume the acquisition of Old Proxim to have occurred as of January 1, 2004.

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


Pro Forma Results of Operations for the Years ended December 31, 2005 and 2004 (in thousands, except per share data)

                                       Jan - Jul
                            Terabeam   Old Proxim    Pro forma   Pro forma     Terabeam   Old Proxim    Pro forma   Pro forma
                              2005        2005      Adjustments    2005          2004        2004      Adjustments    2004
                              ----        ----      -----------    ----          ----        ----      -----------    ----
Revenue                      58,982       42,162                  101,144       22,897      113,724                  136,621

Loss before
extraordinary items
and cumulative effect
of accounting changes       (11,160)     (35,641)      12,001     (34,799)      (1,346)     (99,733)      55,347     (45,732)

Net loss                    (11,160)     (35,641)      12,001     (34,799)      (1,346)     (99,733)      55,347     (45,732)

Weighted average shares                                            21,801                                             19,792

Earnings per share                                                  (1.60)                                             (2.31)

Pro forma Adjustments for the year ended December 31, 2005:

The pro forma adjustments reflect Old Proxim expenses related to assets, liabilities and agreements not acquired by Terabeam in the Asset Purchase Agreement. The net expense eliminated was $12.0 million and includes charges for impairment and amortization of intangible assets, royalty charges, and loss on a debt/equity exchange, offset by depreciation and amortization expense for assets acquired.

Pro forma Adjustments for the year ended December 31, 2004:

The pro forma adjustments reflect Old Proxim expenses related to assets, liabilities and agreements not acquired by Terabeam in the Asset Purchase Agreement. The net expense eliminated was $55.3 million and includes royalty charges, amortization of intangible assets, restructuring charges, certain interest and litigation expenses, and accretion of preferred stock obligations, offset by depreciation and amortization expense for assets acquired.

4.    Restructuring Provision for Excess and Obsolete Inventory

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

5.    Restructuring Charges for Severance and Excess Facilities

      The Company accounts for restructuring charges under the provisions of Statement of Financial Accounting Standards No. 146 ("FAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities".

      During the year ended December 31, 2005, and subsequent to the Old Proxim acquisition, the Company recorded restructuring charges of approximately $944,000. These charges consisted of operating lease commitments related to facilities which were closed during the quarter, and severance payments to Terabeam employees laid off subsequent to the Old Proxim acquisition.

6.    Restructuring Provision for Impairment of Intangibles

      During the year ended December 31, 2005, and subsequent to the Old Proxim acquisition, the restructuring of the Company and the Company's product lines affected the carrying value of certain intangible assets, and the Company recorded a charge for the impairment of intangible assets in the accompanying financial statements totaling $4.7 million. These charges consisted of:

            o A $3.6 million impairment charge related to the Terabeam trade name in accordance with the guidance contained in the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets". Subsequent to the Old Proxim acquisition, the Company chose to sell its wireless equipment products under the go to market name of Proxim Wireless. Since there will be no future revenue stream based on the Terabeam name, an independent third party valuation determined that the fair value of the Terabeam trade name was de minimis.

            o A $1.1 million charge related to the write off of certain software development costs that had been previously capitalized under Financial Accounting Standards Board Statement of Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". The Company abandoned development of its Logan software development project after acquiring similar software in the Proxim acquisition and determining that it would take significantly longer to bring Logan to market than anticipated and that, when commercially available, Logan would not have the feature set required to be competitive.

7.    Investment Securities

      Cost basis of investments are determined for securities purchased through a securities broker at cost of the security plus acquisition costs. Cost basis of securities acquired with the purchase of a company, such as with Terabeam, are based on quoted market prices on the date of acquisition. Gain or loss on securities is computed using cost basis of First-in, First-out (FIFO) basis.

      Investment securities are summarized as follows (in thousands):

                                                             December 31,
                                        ------------------------------------------------------
                                                   2005                        2004
                                        --------------------------  --------------------------
                                        Cost Basis  Carrying Value  Cost Basis  Carrying Value
                                        ----------  --------------  ----------  --------------
          Available-for-sale:
          Fixed income .............    $       --    $       --    $    5,221    $    5,225
          Equity investments .......           273           260           144           144
                                        ----------    ----------    ----------    ----------
          Total ....................    $      273    $      260    $    5,365    $    5,369
                                        ==========    ==========    ==========    ==========

      The net gains (losses) on investment securities included in earnings are as follows (in thousands):

                                            2005           2004          2003
                                         ----------     ----------    ----------
          Equity securities .........    $     (120)    $    3,521    $       92
                                         ==========     ==========    ==========

      The loss of $120,000 for 2005 is net of a recorded loss of $113,000 due to a decline in value deemed to be other than temporary on investment securities - available-for-sale. Proceeds from the sale of investment securities were $5.2 million, $34.6 million, and $242,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

8.    Inventory

      Inventory consisted of the following (in thousands):

                                                             December 31,
                                                       ------------------------
                                                          2005          2004
                                                       ----------    ----------
          Raw Materials ............................   $    4,737    $    1,968
          Work in process ..........................          437           124
          Finished goods ...........................       13,863         5,950
                                                       ----------    ----------
                                                           19,037         8,042
          Allowance for excess and obsolescence ....       (8,967)         (600)
                                                       ----------    ----------
          Net Inventory ............................   $   10,070    $    7,442
                                                       ==========    ==========

      The allowance for excess and obsolescence increased by approximately $7.0 million, as adjusted, due to the acquisition of Old Proxim.

9.    Property and Equipment

      Property and equipment consisted of the following (in thousands):

                                                             December 31,
                                                       ------------------------
                                                          2005          2004
                                                       ----------    ----------
          Land .....................................   $       --    $      522
          Building and improvements ................          684         1,377
          Equipment ................................        4,438         1,056
                                                       ----------    ----------
                                                            5,122         2,955
                  Less: accumulated depreciation ...       (1,198)         (444)
                                                       ----------    ----------
          Property and equipment, net ..............   $    3,924    $    2,511
                                                       ==========    ==========

      Depreciation expense totaled approximately $888,000, $240,000, and $72,000, respectively, for the periods ended December 31, 2005, 2004, and 2003.

10.   Allowance for Bad Debt and Product Warranty Costs

      The following is a summary of the movements in allowance for bad debt, sales returns and discounts during the year ended December 31, 2005 and 2004 (in thousands):

                                                           Allowance for Bad Debt, Sales
                                                               Returns and Discounts
                                                           -----------------------------
                                                                2005           2004
                                                             ----------     ----------
          Balance as of January 1 ......................     $      591     $      206
          Additional provision .........................            280          1,545
          Allowance on acquired Proxim receivables .....          8,964             --
          Charge offs made during the period ...........           (707)        (1,160)
                                                             ----------     ----------
          Balance as of December 31 ....................     $    9,128     $      591
                                                             ==========     ==========

      For the years ended December 31, 2005, 2004, and 2003 bad debt expense totaled $416,400, $485,900, and $660,300, respectively.

      The following is a summary of the movements in product warranty costs during the year ended December 31, 2005 and 2004 (in thousands):

                                                                 Product Warranty Costs
                                                                ------------------------
                                                                   2005          2004
                                                                ----------    ----------
          Balance as of January 1 ...........................   $      220    $      281
          Additional provision ..............................          560            48
          Provision from acquired Proxim warranty costs .....        1,053            --
          Settlements made during the period ................         (467)         (109)
                                                                ----------    ----------
          Balance as of December 31 .........................   $    1,366    $      220
                                                                ==========    ==========

11.   Goodwill

      As of December 31, 2005, goodwill consisted of the following (in thousands):

          Acquisition                          2005        2004
          -------------------------------   ---------------------
          KarlNet .......................   $   2,491   $   2,490
          Terabeam ......................       3,322       3,382
          Ricochet ......................          --         200
                                            ---------------------
          Old Proxim ....................       1,567          --
                                            ---------------------
          Goodwill ......................   $   7,380   $   6,072
                                            =====================

      Terabeam goodwill was reduced by approximately $60,000 during 2005 due to changes in the purchase price allocation during the year. The purchase price allocation was finalized for Terabeam as of June 30, 2005.

      Goodwill is tested for impairment at least annually at the reporting unit level, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

      The Company has two reporting units with goodwill, and at December 31, 2005 goodwill was tested for impairment at the reporting unit level. The Company's measurement of fair value of goodwill was based on evaluations utilizing both a discounted cash flow, as well as a market approach. These evaluations utilized the best information available in the circumstances, including reasonable assumptions and projections. Certain key assumptions utilized, including changes in revenue, operating expenses, working capital requirements and capital expenditures including prepublication costs, are based on estimates related to the Company's strategic initiatives and current market conditions. The analysis indicated no impairment of goodwill for the equipment reporting unit. The analysis indicated impairment in the value of goodwill at the Ricochet services reporting unit as a result of the current trends and competitive environment in which the services businesses operate. Accordingly, impairment charges of $200,000 were recorded for service unit goodwill at December 31, 2005.

12.   Intangibles

      Schedule of Non-Amortizable Assets

                                                                                      December 31,
                                                                               ------------------------
                                                                                  2005          2004
                                                                               ----------    ----------
                                                                                   (in thousands)
          Capitalized software - not placed in service .....................   $       --    $      681
          Trade names - indefinite useful life .............................        2,250         3,750
                                                                               ----------    ----------
                                                                               $    2,250    $    4,431
                                                                               ==========    ==========

      Schedule of Amortizable Assets

                                                                                     December, 31
                                                                               ------------------------
                                                                                  2005          2004
                                                                               ----------    ----------
                                                                                   (in thousands)
          Capitalized software - placed in service .........................   $    1,225    $    1,225
          Patents, customer relationships and other technologies with
             identifiable useful lives .....................................       24,031         7,394
                                                                               ----------    ----------
                                                                                   25,256         8,619
          Less: accumulated amortization ...................................       (3,689)       (1,131)
                                                                               ----------    ----------
          Amortizable intangible assets, net ...............................   $   21,567    $    7,488
                                                                               ==========    ==========

      During the year ended December 31, 2005, and subsequent to the Old Proxim acquisition, the restructuring of the Company and the Company's product lines affected the carrying value of certain intangible assets, and the Company recorded a $3.6 million impairment charge related to the Terabeam trade name in accordance with the guidance contained in the Financial Accounting Standards Board Statement of Financial Accounting Standard No.

142, "Goodwill and Other Intangible Assets". Subsequent to the Old Proxim acquisition, the Company chose to sell its wireless equipment products under the go to market name of Proxim Wireless. Since there will be no future revenue stream based on the Terabeam name, an independent third party valuation determined that the fair value of the Terabeam trade name was de minimis. During 2005 we also recorded a $1.1 million charge related to the write off of certain software development costs that had been previously capitalized under Financial Accounting Standards Board Statement of Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". The Company abandoned development of its Logan software development project after acquiring similar software in the Proxim acquisition and determining that it would take significantly longer to bring Logan to market than anticipated and that, when commercially available, Logan would not have the feature set required to be competitive.

      Amortization is computed using the straight-line method over the estimated useful life, based on the Company's assessment of technological obsolescence, of the respective assets. Amortization expense for the years ended December 31, 2005, 2004, and 2003 totaled approximately $2.6 million, $1.0 million, and $111,000, respectively. The weighted average estimated useful life is 6.2 years. There is no estimated residual value.

13.   Patent License Agreement - License Agreement Payable

      On February 24, 2006, Terabeam, Inc. and its subsidiaries entered into a settlement agreement with Symbol Technologies, Inc. and its subsidiaries ("Symbol") resolving all outstanding litigation between the companies.

      Under the terms of the settlement agreement, Terabeam and Symbol entered into a patent license agreement, dated February 24, 2006, and Terabeam executed two patent assignments, each dated February 24, 2006, in favor of Symbol. Under the terms of the patent license agreement, the companies have agreed to cross license specified patents, and Terabeam has agreed to pay to Symbol fixed license fees totaling $4.3 million. $600,000 was paid in March 2006; $250,000 is scheduled to be paid quarterly for the second, third, and fourth quarters of 2006 and each of the four quarters of 2007; $300,000 is scheduled to be paid quarterly for each of the four quarters of 2008; and $375,000 is scheduled to be paid quarterly for the first two quarters of 2009. The amounts may be prepaid at any time without penalty. The parties also released each other from any patent infringement claims arising prior to February 24, 2006 to the extent such infringement would have been licensed under the patent license agreement. Also pursuant to the terms of the patent license agreement, Terabeam and Symbol have agreed not to sue one another for patent infringement with respect to one another's products for three years. Under the terms of the patent assignments executed by Terabeam, Terabeam has assigned to Symbol specified patents and patent applications.

      The Company recorded a $3.9 million intangible asset related to the license at December 31, 2005 based on the present value of the scheduled payments, and will amortize the intangible asset over the useful life of the patents through 2014. The amortization expense recorded for the year ended December 31, 2005 totaled approximately $174,000. The Company also recorded a license payable equal to the present value of the scheduled payments. License agreements payable consisted of the following at December 31 (in thousands):

                                                              2005       2004
                                                            --------   --------
      License Agreement Payable .........................      3,937         --
          Current portion ...............................        981         --
                                                            --------   --------
          Long term portion .............................   $  2,956   $     --
                                                            ========   ========

14.   Notes Payable

      Notes payable consisted of the following at December 31 (in thousands):

                                                                                                            2005       2004
                                                                                                          --------   --------
      Note payable of a formerly consolidated entity.  In May 2002, Merry Fields executed a loan consolidation and refinance agreement with a financial institution for a term loan
      collateralized by the building and land used by the Company in Falls Church, Virginia ...........   $     --   $  1,241

      The Company assumed convertible notes as part of the Terabeam acquisition. The convertible notes' aggregate principal amount totaled $2.5 million. The notes
      matured and the principal was paid in full during the year ended December 31, 2005 ..............         --      2,542

      In June 2003, the Company issued a $300,000 note as part of the consideration for the acquisition of Ricochet Networks. The note was paid in full during the
      year ended December 31, 2005 ....................................................................         --        255

      Other ...........................................................................................         --        131
                                                                                                          --------   --------
                                                                                                                --      4,169
            Current portion ...........................................................................         --     (2,899)
                                                                                                          --------   --------
                                                                                                          $     --   $  1,270
                                                                                                          ========   ========


      The Company entered into a Promissory Note as part of the acquisition of Ricochet Networks in June 2004. In November 2005, the Company entered into an agreement that satisfied in full any and all obligations between the parties. The Company paid $136,500, and recognized a gain on extinguishment of debt totaling $79,400 on the accompanying financial statements at December 31, 2005.

15.   Income Taxes

      The provision (benefit) for income taxes is summarized as follows (in thousands):

                                                         December 31,
                                               --------------------------------
                                                 2005        2004        2003
                                               --------    --------    --------
      Current tax expense (benefit)
           Federal .........................   $     --    $     --    $   (112)
           State ...........................        (16)         (2)        (14)
                                               --------    --------    --------
                                                    (16)         (2)       (126)
                                               --------    --------    --------
      Deferred tax expense (benefit)
           Federal .........................         --          --         344
           State ...........................         --          --          43
                                               --------    --------    --------
                                                                 --         387
                                               --------    --------    --------
                                               $    (16)   $     (2)   $    261
                                               ========    ========    ========

      The components of the net deferred tax assets (liabilities) at December 31, 2005 and 2004 are as follows (in thousands):

                                                                       December 31,
                                                                  ----------------------
                                                                     2005         2004
                                                                  ---------    ---------
      Current net deferred tax assets (liabilities):
      Allowance for doubtful accounts .........................   $      87    $     230
      Inventory valuation allowance ...........................         749          234
      Accruals ................................................          94          407
      Net operating loss carryforwards ........................       5,501          712
                                                                  ---------    ---------
                                                                      6,431        1,583
      Valuation allowance .....................................      (6,431)      (1,583)
                                                                  ---------    ---------
                                                                  $      --    $      --
      Non-current net deferred tax assets (liabilities):
      Intangible and depreciable assets .......................   $     513    $     (69)
      Accruals ................................................          --           --
                                                                  ---------    ---------
                                                                        513          (69)
      Valuation allowance .....................................        (513)          69
                                                                  ---------    ---------
                                                                  $      --    $      --
                                                                  =========    =========

      The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before income taxes, extraordinary gain, and cumulative effect of accounting change and minority interests. The items causing this difference are as follows (in thousands):

                                                                         December 31,
                                                            --------------------------------------
                                                               2005          2004          2003
                                                            ----------    ----------    ----------
      Tax expense (benefit) at U.S. statutory rate ......   $   (3,906)   $     (472)   $      191
      State income taxes ................................         (446)          (54)           22
      Merry Fields, LLC income ..........................           --           (55)          (49)
      Change in valuation allowance .....................        5,430         1,387           127
      Permanent tax differences .........................       (1,073)         (780)           --
      Other differences .................................          (21)          (28)          (30)
                                                            ----------    ----------    ----------
      Provision (benefit) for income taxes ..............   $      (16)   $       (2)   $      261
                                                            ==========    ==========    ==========

      The income tax benefit for the year relates to minimum state tax payments. The Company is in a tax loss position and cannot accurately predict when it will generate taxable income to utilize these tax assets. The Company has approximately $110 million in net operating losses available through 2024. Of the $110 million, approximately $96 million relates to losses incurred by acquired companies prior to their acquisition by the Company. The ability to benefit from these losses is significantly limited by Section 382 of the Internal Revenue Code.

16.   Commitments

      Leases

      The Company has various operating leases for equipment, office and production space. These leases generally provide for renewal or extension at market prices.

      Rent expense for the years ended December 31, 2005, 2004, and 2003 was approximately $1,917,000, $753,000, and $463,000, respectively.

      Schedule of Commercial Commitments

      Aggregate maturities of the operating leases are as follows as of December 31, 2005 (in thousands):

                   2006..................    $  2,790
                   2007..................       2,324
                   2008..................       1,503
                   2009..................         436
                   2010..................         440
                   Thereafter............         626
                                             --------
                                             $  8,119
                                             ========

      In addition, the Company has accrued liabilities of $1.9 million relating to real estate leases for currently unutilized space. This amount relates to five remaining real estate leases acquired in connection with the acquisition of Terabeam and four buildings we vacated as part of the reorganization subsequent to the Proxim acquisition. The Company has been negotiating the termination of the unutilized leases, and has settled eight leases during 2004 and fourteen during 2005 for one-time payments.

17.   401(k) - Retirement Plan

      The Company has a 401(k) retirement plan covering all employees who meet certain minimum eligibility requirements. Each year employees can elect to defer the lesser of 15% of earned compensation or the maximum amount permitted by the Internal Revenue Code. The Company makes contributions to the plan at its discretion. The Company made no contribution to the plan for the periods ended December 31, 2005, 2004, or 2003.

18.   Stockholders' Equity

      Stock Warrants

      There were no new stock warrants issued by the Company in 2005.

      In summary, the Company has issued warrants for its common stock as follows:

                                                                     Warrants Outstanding
                                                              ----------------------------------
                                                                                    Per Share
                                                              Number of Shares    Exercise Price
                                                              ----------------    --------------
                                                                            --    $ --
           Outstanding warrants December 31, 2002..........
                Telaxis warrants ..........................            432,338    $ 2.08 - 8.64
                Warrants exercised ........................            (18,498)   $ 2.08
                Warrants expired/canceled .................            (22,421)   $ 2.08 - 8.64

           Outstanding December 31, 2003 ..................            391,419    $ 2.08
                Warrants issued............................            624,706    $ 0.40 - 17.05
                Warrants exercised ........................            (57,713)   $ 0.40 - 2.27
                Warrants expired/canceled .................           (116,947)   $ 0.40 - 5.68

           Outstanding December 31, 2004 ..................            841,465    $ 0.40 - 17.05
                Warrants issued............................                 --    $ --
                Warrants exercised.........................            (31,948)   $ 2.08 - 2.08
                Warrants expired/canceled..................           (371,047)   $ 0.40 - 17.05
                                                              ----------------    --------------
           Outstanding December 31, 2005...................            438,470    $ 0.40 - 5.68
                                                              ================    ==============

      Expiration dates of warrants are as follows:

                                                    Number of
                Expiration Date                     Warrants
                ---------------------------      --------------
                2006.......................             252,458
                2007.......................             131,012
                2008.......................              55,000

      Stock Options Issued

      The Company has stock option plans that provide for the granting of options to employees, directors, and consultants. The plans permit the granting of options to purchase a maximum of 2,150,000 shares of common stock at various prices and require that the options be exercisable at the prices and at the times as determined by the Board of Directors, not to exceed ten years from date of issuance. As of December 31, 2005, 444,255 options are available for issuance under these plans.

      A summary of the option activity is as follows:

                                                                                           Options Outstanding
                                                                                     -------------------------------
                                                                                       Number of       Per Share
                                                                                        Shares       Exercise Price
                                                                                     -------------  ----------------
           Outstanding December 31, 2002.....................................            444,688     $ 1.60
              Options granted and assumed in conjunction with merger.........            766,432     $ 1.60 - 161.00
              Options exercised..............................................           (119,204)    $ 0.92 - 5.30
              Options expired/canceled.......................................           (322,187)    $ 1.52 - 4.00
                                                                                     -----------    ----------------
           Outstanding December 31, 2003.....................................            769,729     $ 0.92 - 161.00
              Options granted................................................            815,350     $ 2.47 - 6.99
              Options exercised..............................................           (182,198)    $ 0.96 - 5.76
              Options expired/canceled.......................................           (231,247)    $ 1.32- 161.00
                                                                                     -----------    ----------------
           Outstanding December 31, 2004.....................................          1,171,634     $ 0.92 - 161.00
              Options granted................................................          1,488,000     $ 2.35 - 3.34
              Options exercised..............................................           (102,172)    $ 1.60 - 2.47
              Options expired/canceled.......................................           (514,416)    $ 1.60 - 161.00
                                                                                     -----------    ----------------
           Outstanding December 31, 2005.....................................          2,043,046     $ 0.92 - 161.00
                                                                                     ===========    ================

      A summary of the stock options outstanding and exercisable as of December 31, 2005 is as follows:

                          Options Outstanding                                Options Exercisable
      ---------------------------------------------------------------     -------------------------
                                        Weighted
         Weighted                        Average         Weighted-                         Weighted-
         Average          Number      Remaining Life      Average           Number          Average
      Exercise Price    Outstanding      (years)       Exercise Price     Exercisable    Exercise Price
      --------------    -----------   --------------   --------------     -----------    --------------
      $ 0.00 - 2.00         83,229         3.36          $     1.34          83,299        $     1.34
      $ 2.01 - 4.00      1,774,921         4.35          $     2.85         533,833        $     2.86
      $ 4.01 - 6.00         65,999         4.68          $     5.03          65,999        $     5.03
      $ over 6.00          118,897         3.61          $    11.11          85,630        $    12.84
      --------------    -----------    -------------   --------------     -----------    --------------

19.   Earnings (Loss) per Share

                                                                                           December 31,
                                                                              --------------------------------------
                                                                                 2005          2004          2003
                                                                              ----------    ----------    ----------
                                                                               (in thousands, except per share data)
      Numerator
        Income (loss) from continuing operations ..........................   $  (11,160)   $   (1,346)   $      300
        Extraordinary item ................................................           --            --         4,347
                                                                              ----------    ----------    ----------
        Net income (loss) .................................................   $  (11,160)   $   (1,346)   $    4,647
                                                                              ==========    ==========    ==========

      Denominator - weighted average shares:
        Denominator for basic earnings (loss) per share ...................       21,801        19,792        12,571
        Dilutive effect of stock options ..................................           --            --           270
                                                                              ----------    ----------    ----------
        Denominator for diluted earnings (loss) per share .................       21,801        19,792        12,841
                                                                              ==========    ==========    ==========

        Basic earnings (loss) per share from continuing operations ........   $    (0.51)   $    (0.07)   $     0.02
        Basic earnings per share - Extraordinary item .....................           --            --          0.35
                                                                              ----------    ----------    ----------
        Basic earnings (loss) per share ...................................   $    (0.51)   $    (0.07)   $     0.37
                                                                              ==========    ==========    ==========

        Diluted earnings (loss) per share before extraordinary item .......   $    (0.51)   $    (0.07)   $     0.02
        Diluted earnings per share- Extraordinary item ....................           --            --          0.34
                                                                              ----------    ----------    ----------
        Diluted earnings (loss) per share .................................   $    (0.51)   $    (0.07)   $     0.36
                                                                              ==========    ==========    ==========

20.   Concentrations

      The Company maintains its cash, cash equivalent, and restricted cash balances in several banks. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per bank. At December 31, 2005, and 2004, the uninsured portion totaled approximately $19.0 million and $41.4 million, respectively.

      As of December 31, 2005, no customer totaled more than 10% of total accounts receivable. As of December 31, 2004, accounts receivable from one customer totaled approximately $590,000, which represented 16% of the total accounts receivable.

      During the years ended December 31, 2005, 2004, and 2003, no customers accounted for more than 10% of sales.

      For the years ended December 31, 2005, 2004, and 20032 sales to customers outside of the United States and Canada accounted for approximately 35%, 18%, and 16%, respectively, of revenues. As of December 31, 2005, the Company had 21 employees in three leased facilities, with minor assets located outside of the United States.

                                                                             % of Company Sales
                                                                    ------------------------------------
                              Region                                   2005         2004         2003
      ----------------------------------------------------------    ----------   ----------   ----------
      North America (US and Canada).............................         65%         82%          84%
      Latin America (Mexico, Central, South America, and
        Caribbean)..............................................          8%          4%           7%
      Asia Pacific (China, Taiwan, Japan, other Pacific
        territories, Australia, New Zealand)....................         11%          4%           2%
      Europe, Middle East and Africa (a.k.a. E.M.E.A.) .........         16%         10%           7%

21.   Related Party Transactions

      Merry Fields, LLC ("Merry Fields") was formed by shareholders of a Company predecessor, Young Design, Inc., under the laws of the State of Delaware in August 2000. Merry Fields is indirectly majority owned by the Company's CEO, Robert Fitzgerald. Merry Fields owns the property and land leased to Terabeam for its Falls Church, Virginia operation subject to a loan and mortgage. In accordance with FIN 46R, through June 30, 2005, Merry Fields was a variable interest entity and the Company was determined to be the primary beneficiary of Merry Fields. During the year ended December 31, 2005, the Company ceased to guarantee the Merry Fields note payable and is no longer the primary beneficiary of Merry Fields. Through June 30, 2005, the financial statements of Merry Fields were consolidated with the financial statements of YDI Wireless, Inc. Effective with the quarter ended September 30, 2005, the financial statements of Merry Fields are no longer consolidated with the financial statements of YDI Wireless, Inc.

      The property lease for the approximately 15,000 square foot facility commenced on January 1, 2001 and terminates on December 31, 2010. The lease was negotiated on terms that management believes are at market rates. The lease provides for base monthly rent payments of $20,625 with a 3% fixed annual increase after the base year. There were no amounts due at year end, and payments under the lease totaled approximately $278,600 during the year ended December 31, 2005.

22.   Prior Year Acquisitions

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

      Telaxis' condensed balance sheet at fair value was as follows (in thousands):

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
                                                           =========

      KarlNet

      In 2004, the Company acquired 100% ownership of KarlNet, Inc., a wireless software development company. The purchase price consisted of $1.8 million in cash and 1,000,000 shares of YDI stock. The shares were valued at $4.27 each, which was the average share price from May 12 - 14, 2004. The definitive acquisition agreement was signed and the acquisition was completed on May 13, 2004. Prior to the acquisition, KarlNet was an important supplier to YDI. YDI decided to purchase KarlNet to secure access to KarlNet's software source code used in YDI's current products as well as help us reduce our future costs of goods sold. The operations of KarlNet are included in the consolidated statement of operations after the acquisition date.

      The cost of the acquisition was as follows (in thousands):

          Cash ........................................    $   1,800
          YDI stock ...................................        4,270
                                                           ---------
          Total consideration .........................    $   6,070
                                                           =========

      In addition, the definitive agreement for the acquisition of KarlNet provided for various contingent consideration. YDI may pay up to an additional $2.5 million over the two years following closing based on achievement of certain milestones and compliance with other conditions. Although the Company has received a letter from sellers demanding payment of the first $1.0 million contingent payment, it is the Company's position that, as of December 31, 2005, no events have occurred that have triggered the obligation to pay any of the contingent consideration. Pursuant to the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), the Company believes the payment of any contingent consideration will be treated as additional cost of the acquisition as the contingencies are resolved.

      The final purchase price allocation was based on the fair value of KarlNet's balance sheet as of May 13, 2004 and is summarized as follows (in thousands):

          Cash ........................................    $      99
          Accounts receivable, net ....................          750
          Inventory ...................................          650
          Property and equipment ......................           99
          Other assets ................................           50
          Identifiable intangible assets ..............        2,305
          Goodwill ....................................        2,490
          Liabilities .................................         (373)
                                                           ---------
          Total consideration .........................    $   6,070
                                                           =========

      The amount allocated to identifiable intangible assets was based on the present value of estimated future cash flows of the specific identifiable intangible assets.

      Intangible assets, with finite lives, are being amortized over their useful life, after they are placed in service:

        (in thousands)
        Goodwill......................   $  2,490 Not amortizable for financial or tax purposes
        Software in development.......         80 Amortizable after placed in service
        Customer relationships........      1,000 4 years
        Developed software............      1,225 4 years

      The table includes the final value of intangibles other than goodwill. The goodwill from the KarlNet acquisition has been associated with the equipment business.

      Terabeam

      The Company acquired 100% ownership of Terabeam Corporation, a wireless telecommunications equipment company in 2004. The purchase price consists of 11,567,132 shares of YDI stock and the assumption of 574,706 warrants. The YDI shares were valued at $4.76 per share, which was the average share price from April 5 - 20, 2004. The definitive agreement was signed on April 14, 2004. The warrants were valued using the Black-Scholes method using actual remaining lives of each warrant and exercise price of each warrant, volatility of 205%, risk-free rate of interest of 3.67%, 0% dividend yield, and current stock price of $4.25. YDI acquired Terabeam for its strong balance sheet, its complementary product lines relating to YDI's own millimeter wave product offerings, and its component chipsets. The operations of Terabeam are included in the consolidated statement of operations following the acquisition on June 22, 2004.

      The cost of the acquisition was as follows (in thousands):

                  YDI stock ....................   $  55,059
                  Warrants .....................         132
                                                   ---------
                  Total consideration ..........   $  55,191
                                                   =========

      The purchase price allocation as of December 31, 2005 was based on the fair value of Terabeam's assets and liabilities are as follows (in thousands):

          Cash .............................................   $  10,085
          Cash, restricted .................................       5,876
          Marketable securities available-for-sale .........      34,229
          Accounts receivable, net .........................         300
          Inventory ........................................       1,310
          Property and equipment ...........................         101
          Other assets .....................................         870
          Identifiable intangible assets ...................       7,700
          Goodwill .........................................       3,382
          Liabilities ......................................      (8,662)
                                                               ---------
          Total consideration ..............................   $  55,191
                                                               =========

      The amount allocated to identifiable intangible assets was based on the present value of estimated future cash flows of the specific identifiable intangible asset.

      Intangible assets, with finite lives, are being amortized over their useful life, after they are placed in service.

        (in thousands)
        Goodwill...................     $  3,382  Not amortizable for financial or tax purposes
        Trade name.................        3,600  Indefinite life - not amortizable
        Technology product.........          900  6 years
        Technology product.........        3,200  9 years

      During the year ended December 31, 2005, and subsequent to the Old Proxim acquisition, the restructuring of the Company and the Company's product lines affected the carrying value of certain intangible assets, and the Company recorded a $3.6 million impairment charge related to the Terabeam trade name in accordance with the guidance contained in the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets". Subsequent to the Old Proxim acquisition, the Company chose to sell its wireless equipment products under the go to market name of Proxim Wireless. Since there will be no future revenue stream based on the Terabeam name, an independent third party valuation determined that the fair value of the Terabeam trade name was de minimis.

      Terabeam goodwill was reduced by approximately $60,000 during 2005 due to changes in the purchase price allocation during the year. The purchase price allocation was finalized for Terabeam as of June 30, 2005.

      Ricochet Networks

      On June 25, 2004, YDI Wireless acquired 100% of Ricochet Networks, Inc., a private wireless internet service provider. The purchase price consisted of approximately 42,000 shares of YDI stock, $3.0 million in cash, and a $300,000 note to the seller. The YDI shares were valued at $5.15 per share, which was the closing share price on June 25, 2004 - the date the definitive agreement was signed. YDI acquired Ricochet to enter the wireless services business with an established subscriber base. In addition, Ricochet has considerable patents and other intellectual properties related to wireless mesh network equipment both from a manufacturing and network operations standpoint. The operations of Ricochet are included in the consolidated statement of operations after June 25, 2004.

      The cost of the acquisition was as follows (in thousands):

             Cash ..................................    $  3,000
             YDI stock .............................         217
             Note payable ..........................         300
                                                        --------
             Total consideration ...................    $  3,517
                                                        ========

      The final purchase price allocation is based on the fair market value of Ricochets assets and liabilities as of June 25, 2004:

                                                      June 25, 2004
                                                      -------------
                                                      (in thousands)
             Cash and cash equivalents .............    $      70
             Inventory .............................        1,000
             Identifiable intangible assets ........        1,850
             Property and equipment ................          785
             Goodwill ..............................          200
             Other assets ..........................           87
             Liabilities ...........................         (475)
                                                        ---------
             Net assets acquired ...................    $   3,517
                                                        =========

      The amount allocated to identifiable intangible assets was based on the present value of estimated future cash flows of the specific identifiable intangible asset.

      Intangible assets, with finite lives, are being amortized over their useful life, after they are placed in service.

        (in thousands)
        Goodwill....................    $    200  Not amortizable for financial or tax purposes
        Trade name..................         150  Indefinite life - not amortizable
        Patented technology.........       1,700  5 years

      The table includes the final value of intangibles other than goodwill. The goodwill from the Ricochet acquisition has been associated with the service business. Goodwill is tested for impairment at least annually at the reporting unit level, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As of December 31, 2005, after testing, the Company recorded an impairment loss of $200,000 related to the service reporting unit.

23.   Quarterly Financial Data - Unaudited

      -----------------------------------------------------------------------------------------------------
                                                      Quarter
                                                    (unaudited)
                                       (in thousands, except per share data)
      -----------------------------------------------------------------------------------------------------
      2005                                                   First       Second        Third       Fourth
      --------------------------------------------------   ---------    ---------    ---------    ---------
      Revenue ..........................................   $   6,597    $   7,165    $  18,147    $  27,073
      Gross profit .....................................       3,278        3,478        5,501       12,652
      Net income (loss) ................................        (970)        (987)     (10,013)         810
      Basic and diluted earnings (loss) per share ......   $   (0.04)   $   (0.04)   $   (0.47)   $    0.04
      -----------------------------------------------------------------------------------------------------

      -----------------------------------------------------------------------------------------------------
                                                      Quarter
                                                    (unaudited)
                                       (in thousands, except per share data)
      -----------------------------------------------------------------------------------------------------
      2004                                                   First       Second        Third       Fourth
      --------------------------------------------------   ---------    ---------    ---------    ---------
      Revenue ..........................................   $   6,017    $   4,733    $   6,370    $   5,777
      Gross profit .....................................       2,466        1,540        2,688        2,789
      Net income (loss) ................................         303       (1,605)      (2,351)       2,307
      Basic and diluted earnings (loss) per share ......   $    0.02    $   (0.10)   $   (0.09)   $    0.10
      -----------------------------------------------------------------------------------------------------

      Earnings (loss) per share calculations for each of the quarters are based on the weighted average shares outstanding for each period. The sum of the quarters may not necessarily be equal to the full year earnings per share amounts.

24.   Contingencies

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

      On July 15, 2002, together with the other issuer defendants, Telaxis filed a collective motion to dismiss the consolidated amended complaint against the issuers on various legal grounds common to all or most of the issuer defendants. The underwriters also filed separate motions to dismiss the claims against them. In October 2002, the court approved a stipulation dismissing without prejudice all claims against the Telaxis directors and officers who had been defendants in the litigation. On February 19, 2003, the court issued its ruling on the separate motions to dismiss filed by the issuer defendants and the underwriter defendants. The court granted in part and denied in part the issuer defendants' motions. The court dismissed, with prejudice, all claims brought against Telaxis under the anti-fraud provisions of the securities laws. The court denied the motion to dismiss the claims brought under the registration provisions of the securities laws (which do not require that intent to defraud be pleaded) as to Telaxis and as to substantially all of the other issuer defendants. The court denied the underwriter defendants' motion to dismiss in all respects.

      In June 2003, we elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. We understand that virtually all of the other non-bankrupt issuer defendants have also elected to participate in this proposed settlement. If ultimately approved by the court, this proposed settlement would result in the dismissal, with prejudice, of all claims in the litigation against us and against the other issuer defendants who have elected to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants. The proposed settlement provides that the insurers of the participating issuer defendants will guarantee that the plaintiffs in the cases brought against the participating issuer defendants will recover at least $1 billion. If recoveries totaling $1 billion or more are obtained by the plaintiffs from the underwriter defendants, however, the monetary obligations to the plaintiffs under the proposed settlement will be satisfied. In addition, we and the other participating issuer defendants will be required to assign to the plaintiffs certain claims that the participating issuer defendants may have against the underwriters of their IPOs.

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

      Consummation of the proposed settlement is conditioned upon obtaining approval by the court. On September 1, 2005, the court preliminarily approved the proposed settlement, directed that notice of the terms of the proposed settlement be provided to class members, and scheduled a fairness hearing for April 24, 2006, at which objections to the proposed settlement will be heard. The court will determine whether to grant final approval to the proposed settlement.

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

      Symbol Technologies Litigation
      ------------------------------

      On or about October 28, 2005, Symbol Technologies, Inc. filed a lawsuit in the United States District Court for the District of Delaware against Terabeam, Inc. (then named YDI Wireless, Inc.), Proxim Wireless Corporation, and Terabeam Corporation. The suit alleged that certain products of Terabeam, Inc., Proxim Wireless, and Terabeam Corporation infringe three of Symbol's patents, including one patent previously transferred to it by Proxim Corporation. Symbol had successfully sued Proxim Corporation alleging that certain of Proxim Corporation's products infringed the two Symbol patents that Symbol was asserting against Terabeam, Inc., Proxim Wireless, and Terabeam Corporation. In this suit, Symbol was seeking an injunction preventing Terabeam, Inc., Proxim Wireless, and Terabeam Corporation from infringing its patents and monetary damages.

      On February 24, 2006, Terabeam, Inc. and its subsidiaries entered into a settlement agreement with Symbol and its subsidiaries resolving all outstanding litigation between the companies. In connection with that settlement agreement, Symbol was required to file a dismissal of its lawsuit previously filed against Terabeam. The dismissal will initially be without prejudice but will become a dismissal with prejudice by its terms 90 days after Terabeam completes the payments contemplated under the patent license agreement (as discussed below).

      Under the terms of the settlement agreement, Terabeam and Symbol entered into a patent license agreement, dated February 24, 2006, and Terabeam executed two patent assignments, each dated February 24, 2006, in favor of Symbol.

      Under the terms of the patent license agreement, the companies have agreed to cross license specified patents, and Terabeam has agreed to pay to Symbol fixed license fees totaling $4.3 million. $600,000 was paid on or before March 3, 2006; $250,000 is scheduled to be paid quarterly for the second, third, and fourth quarters of 2006 and each of the four quarters of 2007; $300,000 is scheduled to be paid quarterly for each of the four quarters of 2008; and $375,000 is scheduled to be paid quarterly for the first two quarters of 2009. The amounts may be prepaid at any time without penalty. The parties also released each other from any patent infringement claims arising prior to February 24, 2006 to the extent such infringement would have been licensed under the patent license agreement. Also pursuant to the terms of the patent license agreement, Terabeam and Symbol have agreed not to sue one another for patent infringement with respect to one another's products for three years.

      Under the terms of the patent assignments executed by Terabeam, Terabeam has assigned to Symbol specified patents and patent applications.

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

                                   Schedule II

                        Valuation and Qualifying Accounts
              For the years ended December 31, 2005, 2004 and 2003
                                 (in thousands)

                                                   Balance at the                          Balance at the
                                                    beginning of                             end of the
                                                       period      Additions   Deductions      period
                                                   -------------- ----------- ------------ --------------
      December 31, 2003:
        Allowance for uncollectible accounts .....   $      185   $      769   $     (749)   $      205
        Inventory allowance ......................          176           24           --           200
        Deferred tax allowance ...................           --          127           --           127
                                                     ----------   ----------   ----------    ----------

      December 31, 2004:
        Allowance for uncollectible accounts .....   $      205   $    1,544   $   (1,159)   $      590
        Inventory allowance ......................          200          400           --           600
        Deferred tax allowance ...................          127        1,387           --         1,514
                                                     ----------   ----------   ----------    ----------

        December 31, 2005:
        Allowance for uncollectible accounts .....   $      591   $    9,244   $     (707)   $    9,128
        Inventory allowance ......................          600       10,701       (2,334)        8,967
        Deferred tax allowance ...................        1,514        5,430           --         6,944
                                                     ----------   ----------   ----------    ----------

At December 31, 2005, the additions to the allowance for uncollectible accounts include $9.0 million related to Old Proxim reserves as adjusted, and the additions to the inventory allowance account include $7.0 million related to the Old Proxim allowance as adjusted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

Item 9A. Controls and Procedures.

      Disclosure controls and procedures

      Based on their evaluation as of December 31, 2005, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of that date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC's rules and forms. In coming to this conclusion, our Chief Executive Officer and Chief Financial Officer considered the matters described under the next heading.

      Internal control over financial reporting

      Under current SEC regulations, we are not currently required to evaluate or provide a report on our internal control over financial reporting. However, we continue our analysis and action plans on that subject to better prepare us for the time when we may be required to evaluate and provide a report on our internal control over financial reporting. As reported in our annual report on Form 10-K for the year ended December 31, 2004, in connection with its annual audit and review procedures, our independent auditor considered and provided input to us relating to our internal control over financial reporting. Our auditor expressed concern that certain of our internal control procedures regarding the reliability of financial reporting and the preparation of our financial statements had two material weaknesses: weaknesses in our period-ending financial reporting processes and weaknesses in the review and approval of the accounting function. Upon discovery of these concerns, our auditors performed additional audit procedures relating to our financial statements for the years ended December 31, 2004 and 2003 before rendering their unqualified audit opinion. During the year ended December 31, 2005, we have made numerous changes in response to the auditor's comments, and we believe that we have made significant progress in improving our internal control over financial reporting. In connection with its 2005 annual audit and review procedures, our independent auditors again considered and provided input to us relating to our internal control over financial reporting. This year, our independent auditors reported no material weaknesses in our internal control over financial reporting.

      We acquired the Old Proxim business, including the related accounting and financial systems, during the quarter ended September 30, 2005. We have moved our corporate headquarters to the Old Proxim offices in San Jose, CA, and we are in the process of integrating the accounting and financial systems of the two companies. The process of maintaining and integrating the two systems has necessitated certain changes and additions to our accounting and internal control systems. As we integrate Terabeam's accounting and reporting systems into Old Proxim's Oracle systems several areas have already been impacted. We have integrated certain Terabeam finished good products into Oracle for better inventory and billing control purposes, moved the processing of all non-inventory transactions to headquarters for enhanced control with the review and approval process afforded by Oracle, and plans are in place to integrate order processing and payroll processing to the corporate headquarters. Other accounting and financial reporting integration issues are being reviewed with a goal to complete the integration process between now and the end of 2006. The acquisition of Proxim has caused us to review our internal control processes. We are in the process of completing this review, and we will determine and implement any necessary revisions to our internal controls resulting from the integration of the two company's accounting and financial systems.

      Changes in internal control over financial reporting

      There was no change in our internal control over financial reporting during our fourth quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over our financial reporting other than the changes described above under the preceding heading "Internal Control over Financial Reporting." We expect we will continue to make revisions and improvements to our internal control over financial reporting, particularly as we continue to integrate the accounting and financial systems of Old Proxim and Terabeam.

Item 9B. Other Information.

      Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      Information appearing under the captions "Board of Directors, Executive Officers, and Key Employees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our 2006 annual meeting of stockholders (the "2006 Proxy Statement") responsive to this Item is hereby incorporated by reference.

Code of Ethics

      We have adopted a statement of business conduct and code of ethics that applies to all of our directors, officers, and employees, including our principal executive officer, principal financial officer, and principal accounting officer and controller. This statement has been posted on our website (http://www.terabeam.com/index3_code_ethics.php) and was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 11. Executive Compensation.

      Information appearing under the caption "Executive Compensation" in our 2006 Proxy Statement responsive to this Item is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      Information appearing under the caption "Security Ownership of Certain Beneficial Owners and Our Directors and Management" responsive to this Item in our 2006 Proxy Statement is hereby incorporated by reference.

      Information relating to our equity compensation plans as of December 31, 2005 appears above under Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions

      Information appearing under the caption "Material Relationships and Related Party Transactions" in our 2006 Proxy Statement responsive to this Item is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services

      Information appearing under the caption "Independent Public Accountants" in our 2006 Proxy Statement responsive to this Item is hereby incorporated by reference.

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

            3.    Exhibits

      See Exhibit Index

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Terabeam, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TERABEAM, INC.

Date: March 30, 2006                   By:        /s/ Robert E. Fitzgerald
                                             -----------------------------------
                                                  Robert E. Fitzgerald,
                                                 Chief Executive Officer

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Terabeam, Inc. and in the capacities and on the dates indicated.

           Signature                                 Title                             Date
           ---------                                 -----                             ----

   /s/ Robert E. Fitzgerald             Chief Executive Officer and Director      March 30, 2006
----------------------------------      (principal executive officer)
   Robert E. Fitzgerald


   /s/ Patrick L. Milton                Chief Financial Officer and Treasurer     March 30, 2006
----------------------------------      (principal financial and accounting
   Patrick L. Milton                    officer)


   /s/ Daniel A. Saginario              Chairman of the Board of Directors        March 30, 2006
----------------------------------
   Daniel A. Saginario


   /s/ John W. Gerdelman                Director                                  March 30, 2006
----------------------------------
   John W. Gerdelman


   /s/ Robert A. Wiedemer               Director                                  March 30, 2006
----------------------------------
   Robert A. Wiedemer

                                  EXHIBIT INDEX

Exhibit
Number                             Description of Document
------

 2.1 Asset Purchase Agreement by and between the Registrant and Proxim Corporation, Proxim Wireless Networks, Inc., and Proxim International Holdings, Inc. dated as of July 18, 2005 (1)

 2.2 Agreement and Plan of Merger by and among the Registrant, T-Rex Acquisition Corporation, and Terabeam Corporation dated as of April 14, 2004 (2)

 2.3 Agreement and Plan of Merger by and among the Registrant, KFire Merger Corporation, KarlNet, Inc., Douglas J. Karl, and Elise L. Karl dated as of May 13, 2004 (3)

 2.4 Agreement and Plan of Merger by and between Telaxis Communications Corporation and Young Design, Inc. dated as of March 17, 2003 (4)

 2.5 Agreement and Plan of Merger and Reincorporation by and between Telaxis Communications Corporation and YDI Wireless, Inc. dated as of June 23, 2003 (5)

 3.1 Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on May 5, 2003 (6)

 3.2 Certificate of Merger of Telaxis Communications Corporation with and into YDI Wireless, Inc. as filed with the Delaware Secretary of State on July 7, 2003 (6)

 3.3 Certificate of Ownership and Merger as filed with the Delaware Secretary of State on November 3, 2005 (7)

 3.4        By-laws of the Registrant (6)

 4.1 Form of certificate evidencing ownership of common stock of the Registrant

 4.2 Rights Agreement by and between the Registrant and Registrar and Transfer Company, as Rights Agent dated as of May 18, 2001 (8)

 4.3 Amendment No. 1 to Rights Agreement by and between the Registrant and Registrar and Transfer Company, as Rights Agent dated as of September 9, 2002 (9)

 4.4 Amendment No. 2 to Rights Agreement by and between the Registrant and Registrar and Transfer Company, as Rights Agent dated as of March 17, 2003 (4)

 4.5 Amendment No. 3 to Rights Agreement by and between the Registrant and Registrar and Transfer Company, as Rights Agent dated as of May 15, 2003 (6)

10.1*       Incentive Stock Option Plan of 1986 of the Registrant (10)

10.2*       1987 Stock Plan of the Registrant (10)

10.3*       1996 Stock Plan of the Registrant (10)

10.4*       Amendment No. 1 to 1996 Stock Plan of the Registrant (11)

10.5*       1997 Stock Plan of the Registrant (10)

10.6*       Amendment No. 1 to 1997 Stock Plan of the Registrant (11)

10.7*       1999 Stock Plan of the Registrant (10)

10.8*       Amendment No. 1 to 1999 Stock Plan of the Registrant (11)

10.9*       2001 Nonqualified Stock Plan of the Registrant (12)

10.10*      Amendment No. 1 to 2001 Nonqualified Stock Plan of the Registrant
            (11)

10.11*      Young Design, Inc. 2002 Stock Incentive Plan (13)

10.12*      2004 Stock Plan of the Registrant (11)

10.13*      Amendment No. 1 to 2004 Stock Plan of the Registrant (14)

Exhibit
Number                             Description of Document
------

10.14* Form of Non-Qualified Stock Option Agreement to be issued to Directors of the Registrant upon Initial Election or Appointment to Board of Directors (15)

10.15* Form of Non-Qualified Stock Option Agreement to be issued to Incumbent Directors of the Registrant on an Annual Basis (15)

10.16*      Form of Incentive Stock Option Agreement for Executive Officers (15)

10.17* Form of Indemnification Agreement, a substantially similar version of which was entered between the Registrant and each of Messrs. Fitzgerald, Saginario, Wiedemer, Milton, and Renauld (16)

10.18* Policy Statement Concerning the Compensation of Directors of the Registrant who are not Insiders, dated February 9, 2005 (15)

10.19* Employment Agreement between the Registrant and Robert E. Fitzgerald dated as of February 9, 2005 (15)

10.20* Non-Qualified Stock Option Agreement between the Registrant and Robert E. Fitzgerald dated as of February 9, 2005 (15)

10.21* Employment Agreement by and between the Registrant and David L. Renauld dated as of December 19, 2000 (17)

10.22* Amendment 1 to Employment Agreement by and between the Registrant and David L. Renauld dated as of August 29, 2002 (18)

10.23* Amendment 2 to Employment Agreement by and between the Registrant and David L. Renauld dated as of January 24, 2003 (19)

10.24* Employment Agreement by and between the Registrant and Len Gee dated May 23, 2005 (14)

10.25* Incentive Stock Option Agreement by and between the Registrant and Len Gee dated June 20, 2005 (20)

10.26* Employment Agreement by and between the Registrant and David F. Olson dated July 27, 2005 (21)

10.27* Amended and Restated Employment Agreement by and between Proxim Wireless Corporation and David F. Olson and consented to by the Registrant, dated December 8, 2005 (22)

10.28* Employment Agreement by and between Proxim Wireless Corporation and Geoff Smith dated December 8, 2005 (22)

10.29* Employment Agreement between the Registrant and Thomas Bennett dated as of December 13, 2004 (23)

10.30* Letter Agreement by and between the Registrant and Thomas C. Bennett dated August 5, 2005 (24)

10.31* Employment Agreement by and between the Registrant and Kevin J. Duffy dated July 27, 2005 (21)

10.32* Letter Agreement by and between the Registrant and Kevin J. Duffy dated September 30, 2005 (25)

10.33 Secured Promissory Note from KarlNet, Inc. in favor of the Registrant dated May 13, 2004 (3)

10.34 Security Agreement between KarlNet, Inc. and the Registrant dated as of May 13, 2004 (3)

10.35 Form of Convertible Promissory Note of Terabeam Corporation, a substantially similar version of which has been offered to various former stakeholders of Harmonix Corporation, reflecting indebtedness in the aggregate principal amount of $2,500,000 (26)

10.36 Lease Agreement by and between Young Design, Inc. and Merry Fields, LLC dated as of August 24, 2000 (6)

10.37 Lease by and between the Registrant and O'Leary-Vincunas LLC dated November 1, 2000 (17)

10.38 First Amendment to Lease by and between the Registrant and O'Leary-Vincunas LLC dated January 20, 2003 (19)

10.39 Lease by and between the Registrant and The Irvine Company dated as of March 1, 2004 (27)

Exhibit
Number                             Description of Document
------

10.40 Office Lease by and between Ricochet Networks, Inc. and 1400 Glenarm Place Venture dated as of February 1, 2005, with related Guaranty by the Registrant in favor of 1400 Glenarm Place Venture (26)

10.41 Metro I Standard Office Lease by and between KarlNet, Inc. and CB Partners Limited Partnership dated as of January 30, 2001 (26)

10.42 First Amendment and Extension of Lease Agreement by and between KarlNet, Inc. and CB Partners Limited Partnership dated November 14, 2002 (26)

10.43 Second Amendment and Extension of Lease Agreement by and between KarlNet, Inc. and CB Partners Limited Partnership dated September 22, 2003 (26)

10.44 Third Amendment and Extension of Lease Agreement by and between KarlNet, Inc. and CB Partners Limited Partnership dated January 28, 2004 (26)

10.45 Intellectual Property Agreement by and between Agere Systems, Inc. and Proxim Corporation dated August 5, 2002 (21)

10.46 Patent License Agreement by and between Agere Systems Guardian Corporation, Agere Systems, Inc. and Proxim Corporation dated August 5, 2002 (21)

10.47 Supply Agreement by and between Agere Systems, Inc. and Proxim Corporation dated August 5, 2002 (21)

10.48 Lease, dated as of May 10, 2005, by and between CarrAmerica Realty Operating Partnership, L.P. and Proxim Corporation (28)

10.49 First Amendment to Lease by and between the Registrant and CarrAmerica Realty Operating Partnership, L.P. dated as of October 31, 2005

10.50 Lease Agreement by and between the Registrant and Adom Realty Trust dated October 7, 2005 (25)

 21.1       Subsidiaries of the Registrant

 23.1       Consent of Fitzgerald, Snyder & Co., P.C.

 31.1       Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

 31.2       Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

 32.1 Certification Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350 of Chapter 63 of Title 18 of the United States Code)

 99.1 Stockholder Agreement by and among the Registrant and Mobius Technology Ventures VI, L.P., Mobius Technology Ventures Advisors Fund VI, L.P., Mobius Technology Ventures Side Fund VI, L.P., Softbank US Ventures VI, L.P., Softbank Technology Ventures Advisors Fund V, L.P., Softbank Technology Ventures Entrepreneurs Fund V, L.P., and Softbank Technology Ventures V, L.P. dated as of April 14, 2004 (2)

 99.2 Stockholder Agreement by and among the Registrant and SOFTBANK Capital Partners, L.P., SOFTBANK Capital LP, and SOFTBANK Capital Advisors Fund LP. dated as of April 14, 2004 (2)

 99.3 Lock-up Agreement by and among the Registrant and Mobius Technology Ventures VI, L.P., Mobius Technology Ventures Advisors Fund VI, L.P., Mobius Technology Ventures Side Fund VI, L.P., Softbank US Ventures VI, L.P., Softbank Technology Ventures Advisors Fund V, L.P., Softbank Technology Ventures Entrepreneurs Fund V, L.P., and Softbank Technology Ventures V, L.P. dated as of April 14, 2004 (2)

 99.4 Lock-up Agreement by and among the Registrant and SOFTBANK Capital Partners, L.P., SOFTBANK Capital LP, and SOFTBANK Capital Advisors Fund LP. dated as of April 14, 2004 (2)

 99.5 Form of Noncompetition Agreement, a substantially similar version of which was entered between the Registrant and each of Douglas J. Karl and Elise L. Karl dated as of May 13, 2004 (3)

 99.6 Stock Purchase Agreement by and between the Registrant and Ricochet Investments, LLC dated as of June 25, 2004 (29)

Exhibit
Number                             Description of Document
------

 99.7 Promissory Note in the amount of $300,000 from the Registrant and its subsidiaries in favor of Ricochet Investments, LLC dated June 25, 2004 (29)

 99.8 Non-Competition and Confidentiality Agreement by and among Victor Mitchell, Ricochet Networks, Inc., and the Registrant dated as of June 25, 2004 (29)

99.10 Guarantee from Victor Mitchell in favor of the Registrant dated as of June 25, 2004 (29)

----------
All non-marked exhibits are filed herewith.

* Management contract or compensatory plan.

(1) Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on July 22, 2005.

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

(7) Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on November 4, 2005.

(8) Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on May 21, 2001.

(9) Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on September 12, 2002.

(10) Incorporated herein by reference to the exhibits to Form S-1 filed with the SEC on September 27, 1999 (File No. 333-87885).

(11) Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on September 15, 2004.

(12) Incorporated herein by reference to the exhibits to Form 10-Q filed with the SEC on August 10, 2001.

(13) Incorporated herein by reference to the exhibits to Form S-8 filed with the SEC on April 11, 2003 (File No. 333-104481).

(14) Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on May 27, 2005.

(15) Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on February 15, 2005.

(16) Incorporated herein by reference to the exhibits to Form 10-Q filed with the Commission on November 14, 2000.

(17) Incorporated herein by reference to the exhibits to Form 10-K filed with the SEC on March 28, 2001.

(18) Incorporated herein by reference to the exhibits to Form 10-Q filed with the SEC on November 14, 2002.

(19) Incorporated herein by reference to the exhibits to Form 10-K filed with the SEC on March 31, 2003.

(20) Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on June 24, 2005.

(21) Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on August 2, 2005.

(22) Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on December 12, 2005.

(23) Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on December 27, 2004.

(24) Incorporated herein by reference to the exhibits on Form 8-K filed with the SEC on August 10, 2005.

(25) Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on October 26, 2005.

(26) Incorporated herein by reference to the exhibits to Form 10-K filed with the SEC on March 31, 2005.

(27) Incorporated herein by reference to the exhibits to Form S-2 filed with the SEC on April 5, 2004 (File No. 333-114208).

(28) Incorporated herein by reference to the exhibits to Form 10-Q filed with the SEC on August 15, 2005.

(29) Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on July 8, 2004.