Form 10-Q
period 2006-03-31
TERABEAM, INC.
filed 2006-05-12
CIK 712511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________TO____________

Commission File Number 000-29053

TERABEAM, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-2751645 (I.R.S. Employer Identification No.)

2115 O’NEL DRIVE
SAN JOSE, CA 95131
(Address of principal executive offices)

(408) 731-2700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

As of April 30, 2006, there were 21,540,865 shares of the registrant’s common stock outstanding.

TERABEAM, INC.

PART I - FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements as defined by federal securities laws. Forward-looking statements are predictions that relate to future events or our future performance and are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause actual results, outcomes, levels of activity, performance, developments, or achievements to be materially different from any future results, outcomes, levels of activity, performance, developments, or achievements expressed, anticipated, or implied by these forward-looking statements. Forward-looking statements should be read in light of the cautionary statements and important factors described in this Form 10-Q, including Part II, Item 1A — Risk Factors. We undertake no obligation to update or revise any forward-looking statement to reflect events, circumstances, or new information after the date of this Form 10-Q or to reflect the occurrence of unanticipated or any other subsequent events.

Item 1. Financial Statements.

Back to Index

TERABEAM, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2006	2005
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$12,507	$14,133
Investment securities - available-for-sale	273	260
Accounts receivable, net	6,358	8,378
Inventory	10,825	10,070
Prepaid expenses	1,675	1,045
Total current assets	31,638	33,886

Property and equipment, net	3,713	3,924
Other Assets:
Restricted cash	5,076	5,076
Goodwill	7,467	7,380
Intangible assets, net	22,841	23,817
Deposits and prepaid expenses	468	675
Total other assets	35,852	36,948
Total assets	$71,203	$74,758
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$13,687	$15,600
Deferred revenue	5,622	2,503
License agreement payable - current maturities	597	981
Total current liabilities	19,906	19,084
License agreement payable, net of current maturities	2,743	2,956
Total liabilities	22,649	22,040
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 4,500,000, none issued at March 31, 2006 and December 31, 2005	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized, 21,540,865 issued and outstanding at March 31, 2006 and 21,446,217 issued and outstanding at December 31, 2005	215	214
Additional paid-in capital	56,944	56,638
Retained earnings (accumulated deficit)	(8,605)	(4,122)
Accumulated other comprehensive income:
Net unrealized gain (loss) on available-for-sale securities	-	(12)
Total stockholders’ equity	48,554	52,718
Total liabilities and stockholders’ equity	$71,203	$74,758

See accompanying notes

Back to Index

TERABEAM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues	$18,536	$6,597
Cost of goods sold	10,895	3,319
Gross profit	7,641	3,278
Operating expenses:
Selling costs	4,269	997
General and administrative	3,334	2,508
Research and development	4,886	771
Total operating expenses	12,489	4,276
Operating loss	(4,848)	(998)
Other income (expenses):
Interest income	88	221
Interest expense	(33)	(66)
Other income (loss)	331	(118)
Total other income (expenses)	386	37
Loss before income taxes	(4,462)	(961)
Benefit (provision) for income taxes	(21)	(9)
Net Income (loss)	($4,483)	($970)

Weighted average shares - basic and diluted	21,462	22,401
Loss per share, basic and diluted	($0.21)	($0.04)

See accompanying notes

Back to Index

TERABEAM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(In thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2006	21,446,217	$214	$56,638	($4,122)	($12)	$52,718

Exercise of stock options and warrants	94,648	1	54	-	-	55
Employee stock option amortization	-	-	252	-	-	252
Comprehensive income:
Net income (loss)	-	-	-	(4,483)	-	(4,483)
Unrealized gain (loss) on investments	-	-	-	-	12	12
Total comprehensive income (loss)	-	-	-	(4,483)	12	(4,471)
Balances, March 31, 2006	21,540,865	$215	$56,944	($8,605)	-	$48,554

See accompanying notes

Back to Index

TERABEAM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	($4,483)	($970)
Depreciation and amortization	1,388	503
Loss on write-down of investments available-for-sale	-	112
Bad debt allowance (recovery)	(61)	(90)
Employee stock option amortization	252	-
Inventory allowance	(89)	59
Changes in assets and liabilities affecting operations:
Restricted cash	-	(2)
Accounts receivable, net	2,025	178
Inventory	(666)	(150)
Deposits	(101	(6)
Prepaid expenses	(354)	(245)
Refundable income taxes	-	149
Accounts payable and accrued expenses	(1,913)	(1,359)
License agreement payable	(597)	-
Deferred revenue	3,119	(11)
Net cash provided by (used in) operating activities	(1,480)	(1,832)
Cash flows from investing activities:
Proceeds on investments available for sale	-	1,908
Purchase of securities	-	(241)
Purchase of property and equipment	(201)	(50)
Investment in capitalized software	-	(197)
Net cash provided by (used in) investing activities	(201)	1,420
Cash flows from financing activities:
Exercise of stock options	55	73
Repayment of notes payable	-	(45)
Net cash provided by (used in) financing activities	55	28
Net increase (decrease) in cash and cash equivalents	(1,626)	(384)
Cash and cash equivalents, beginning of period	14,133	35,368
Cash and cash equivalents, end of period	$12,507	$34,984
Supplemental disclosure of cash flow information:
Cash paid for interest	-	$66
Income taxes paid	$21	$9

See accompanying notes

Back to Index

TERABEAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

The consolidated financial statements of Terabeam, Inc. (the “Company” or “Terabeam”) for the three month period ended March 31, 2006 and 2005 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

The Company provides high-speed wireless communications equipment and services in the United States and internationally and its systems enable service providers, enterprises, and governmental organizations to deliver high-speed data connectivity enabling a broad range of applications. The Company provides wireless solutions for the mobile enterprise, security and surveillance, last mile access, voice and data backhaul, and municipal networks. The Company believes its fixed wireless systems address the growing need of our customers and end-users to rapidly and cost effectively deploy high-speed communication networks.

On July 27, 2005, Terabeam, through its wholly owned subsidiary Proxim Wireless Corporation (“New Proxim”), completed its purchase of substantially all of the assets of Proxim Corporation and its subsidiaries Proxim Wireless Networks, Inc. and Proxim International Holdings, Inc. (collectively, “Old Proxim”) pursuant to an asset purchase agreement. Old Proxim was a leading provider of wireless networking equipment for Wi-Fi and broadband wireless networks, and provided enterprise and service provider customers with wireless solutions for the mobile enterprise, security and surveillance, last mile access, voice and data backhaul, public hot spots, and metropolitan area networks. Subsequent to the purchase, the Company moved its corporate headquarters to the Old Proxim offices in San Jose, CA.

Terabeam and its subsidiaries operate in two primary businesses: broadband wireless equipment and high-speed wireless service and connectivity. The equipment business is the historic operations of Terabeam as a designer, manufacturer, and seller of wireless telecommunications equipment (“Equipment”) and generates the substantial majority of the Company’s revenues and expenses. This business is conducted through its Proxim Wireless Corporation subsidiary and includes the financial results of the business acquired from Old Proxim. Terabeam’s services business, which it began in 2004, is conducted through its Ricochet Networks, Inc. subsidiary. This business (“Services”) was acquired with the Ricochet Networks acquisition during the second quarter of 2004. Ricochet Networks has been ranked as one of the five largest wireless Internet service providers (WISPs) in the United States (in terms of subscribers). There are no significant inter-company transactions which affect the revenue or expenses of either segment.

Subsequent to March 31, 2006, the Company announced the retention of an outside consulting firm to explore a variety of possible strategic alternatives for our Ricochet services business. Given the recent interests that have been expressed in Ricochet, we believe that now is an appropriate time to consider various alternatives. These alternatives may include the divestiture of Ricochet, an investment in Ricochet, strategic relationships with Ricochet, sale of some or all of the assets of Ricochet, and a number of other possible alternatives. There can be no assurance that any transaction or other corporate action regarding Ricochet will result from this exploration of alternatives. Further, there can be no assurance whatsoever concerning the type, form, structure, nature, results, timing, or terms and conditions of any such potential action, even if such an action does result from this exploration.

Back to Index

Summarized information for the business segments as of March 31, 2006 and 2005 and for the quarters then ended is as follows:

($000’s)

March 31, 2006:

	Equipment	Services	Total
Assets	$68,524	$2,679	$71,203
Revenue	$17,646	$890	$18,536
Operating income (loss)	$(4,429)	$(419)	$(4,848)

March 31, 2005:

	Equipment	Services	Total
Assets	$70,839	$3,885	$74,724
Revenue	$5,908	$689	$6,597
Operating income (loss)	$(407)	$(591)	$(998)

The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2.   Stock Based Compensation

Prior to 2006, the Company accounted for its stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations (“APB 25”). Under APB 25, no stock-based compensation cost was reflected in net income for grants of stock prior to fiscal year 2006 because the Company grants stock options with an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. Stock-based compensation for the first quarter of 2006 includes compensation expense, recognized over the applicable vesting periods, for new share-based awards and for share-based awards granted prior to, but not yet vested, as of December 31, 2005 (modified prospective application). Stock-based compensation for the three-month periods ended March 31, 2006 and 2005 totaled approximately $252,000 and $724,000, respectively, and is included in cost of goods sold and operating expenses in the condensed consolidated statements of operations only for the period ended March 31, 2006.

For the quarter ended March 31, 2006, the operating loss, the loss before income taxes and the net loss were all $252,000 higher and the basic and diluted loss per share were $0.01 higher due to the adoption of SFAS 123R. Net cash used in operating activities and net cash provided by financing activities were not changed by the adoption of SFAS 123R.

The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions for 2006 and 2005: risk-free interest rate of 4.51% and 3.58%, expected life of 4 years and 5 years, volatility, calculated using historical volatility, of 284% and 111% and dividend rate of zero percent, respectively. Using these assumptions, the weighted average fair value of the stock options granted in the first quarter of 2006 was $3.74, and the weighted average fair value of the stock options granted in 2005 was $2.38. The fair value of the stock options

Back to Index

granted will be amortized as compensation expense over the vesting period of the options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS No. 123R.

No tax effects are recognized currently for the granting of share-based compensation arrangements as the Company currently cannot estimate the realizability of related tax benefits as the Company is in a net operating tax loss position with tax NOL carryforwards as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC.

Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS 123R for the first quarter of 2005, the consolidated net loss and net loss per share would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):

Three months ended March 31, 2005

(unaudited)
Net income (loss) attributable to common stockholders, as reported:	$(970)
Less: Total stock based employee compensation expense determined under the fair value based method for all awards	724
Pro forma net income (loss) attributable to common stockholders	$(1,694)
Basic and diluted net loss per common share, as reported	$(0.04)
Basic and diluted net loss per common share, pro forma	$(0.08)

3.    Comprehensive Loss

The Company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” During the three months ended March 31, 2006, and 2005, the Company had comprehensive losses of $4.5 million and $1.0 million, respectively, including approximately $12,000 and $(6,000), respectively, of unrealized gains (losses) on available-for-sale investments, net of income taxes of $0 for each period.

4.    Inventory

(in thousands)
	March 31,	December 31,
	2006	2005
	(unaudited)
Raw materials	$4,742	$4,737
Work in process	511	437
Finished goods	14,449	13,863
	19,702	19,037
Allowance for excess and obsolescence	(8,877)	(8,967)
Net Inventory	$10,825	$10,070

Back to Index

5.       Goodwill

Goodwill consisted of the following (in thousands):

	March 31,	December 31,
Acquisition	2006	2005
KarlNet	$2,491	$2,491
Terabeam	3,322	3,322
Old Proxim	1,654	1,567
Goodwill	$7,467	$7,380

Old Proxim goodwill was increased by approximately $87,000 during the first quarter of 2006 due to changes in the purchase price allocation.

Goodwill is tested for impairment at least annually at the reporting unit level, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

6.   Intangibles

Schedule of Non-Amortizable Assets

	March 31,	December 31,
	2006	2005
	(in thousands)
Trade names - indefinite useful life	2,250	2,250
	$2,250	$2,250

Schedule of Amortizable Assets

	March 31,	December 31,
	2006	2005
	(in thousands)
Capitalized software - placed in service	$1,225	$1,225
Patents, customer relationships and other technologies with identifiable useful lives	24,031	24,031
	25,256	25,256
Less: accumulated amortization	(4,665)	(3,689)
Amortizable intangible assets, net	$20,591	$21,567

Amortization is computed using the straight-line method over the estimated useful life, based on the Company’s assessment of technological obsolescence of the respective assets. Amortization expense for the quarter ended March 31, 2006 totaled approximately $1.0 million. The weighted average estimated useful life is 6.2 years. There is no estimated residual value.

Back to Index

7.     Earnings per share

	March 31,
	2006	2005
	(unaudited)	(unaudited)
Numerator (in thousands):
Net income (loss)	$(4,483)	$(970)
Denominator- weighted average shares:
Denominator for basic earnings per share	21,462,335	22,401,229
Dilutive effect of stock options	-	-
Denominator for diluted earnings per share	21,462,335	22,401,229
Basic earnings (loss) per share	$(0.21)	$(0.04)
Diluted earnings (loss) per share	$(0.21)	$(0.04)

At March 31, 2006 and 2005, stock options and warrants to purchase shares of common stock were outstanding, but were not included in the computation of diluted earnings for the three month period ended March 31, 2006 because there was a net loss for each of the applicable periods and the effect would have been anti-dilutive.

8.    Concentrations

During the three months ended March 31, 2006, there was one customer who accounted for approximately 12% of consolidated sales and, in the corresponding quarter of 2005, a different customer accounted for approximately 11% of sales.

The Company maintains its cash, cash equivalent, and restricted cash balances in several banks. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per bank. At March 31, 2006 and 2005, the uninsured portion totaled approximately $18.2 million and $39.3 million, respectively.

9.    KarlNet

On May 13, 2004, Terabeam acquired KarlNet. The definitive acquisition agreement contained provisions that provided for certain contingent consideration after the initial acquisition date. Terabeam may pay up to an additional $2.5 million over the two years following closing based on achievement of certain milestones and compliance with other conditions. Although the Company has received a letter from sellers demanding payment of the first $1.0 million contingent payment, it is the Company’s position that, as of March 31, 2006, no events have occurred that have triggered the obligation to pay any of the contingent consideration. Pursuant to the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), the Company believes the payment of any contingent consideration will be treated as additional cost of the acquisition as the contingencies are resolved.

10.   Restricted cash

As part of the Terabeam acquisition in 2004, the Company acquired restricted cash. As of March 31, 2006, the restricted cash amounted to $5.1 million which consisted of $0.1 as collateral for letters of credit relating to lease obligations and $5.0 million held in an indemnification trust for the benefit of former Terabeam directors and officers. This trust was established by Terabeam in January 2002, the funds are managed by an unrelated trustee, and no claims have been asserted against the trust funds. In March 2006, the beneficiaries of that indemnification trust agreed to the early termination of that trust. Subsequent to quarter end, in April 2006, that indemnification trust was terminated and the net trust proceeds of approximately $5.0 million (after payments to the beneficiaries) were distributed to the Company and currently are held as unrestricted cash of the Company.

Back to Index

11.            Patent License Agreement - License Agreement Payable

On February 24, 2006, Terabeam, Inc. and its subsidiaries entered into a settlement agreement with Symbol Technologies, Inc. and its subsidiaries (“Symbol”) resolving all outstanding litigation between the companies.

Under the terms of the settlement agreement, Terabeam and Symbol entered into a patent license agreement, dated February 24, 2006, and Terabeam executed two patent assignments, each dated February 24, 2006, in favor of Symbol. Under the terms of the patent license agreement, the companies have agreed to cross license specified patents, and Terabeam has agreed to pay to Symbol fixed license fees totaling $4.3 million. $600,000 was paid in March 2006; $250,000 is scheduled to be paid quarterly for the second, third, and fourth quarters of 2006 and each of the four quarters of 2007; $300,000 is scheduled to be paid quarterly for each of the four quarters of 2008; and $375,000 is scheduled to be paid quarterly for the first two quarters of 2009. The amounts may be prepaid at any time without penalty. The parties also released each other from any patent infringement claims arising prior to February 24, 2006 to the extent such infringement would have been licensed under the patent license agreement. Also pursuant to the terms of the patent license agreement, Terabeam and Symbol have agreed not to sue one another for patent infringement with respect to one another’s products for three years. Under the terms of the patent assignments executed by Terabeam, Terabeam has assigned to Symbol specified patents and patent applications.

The Company recorded a $3.9 million intangible asset related to the license at December 31, 2005 based on the present value of the scheduled payments, and will amortize the intangible asset over the useful life of the patents through 2014. The amortization expense recorded for the quarter ended March 31, 2006 totaled approximately $105,000. The Company also recorded a license payable equal to the present value of the scheduled payments. License agreements payable consisted of the following at March 31 (in thousands):

	March 31 2006	December 31 2005
License Agreement Payable	3,340	3,937
Current portion	(597)	(981)
Long term portion	$2,743	$2,956

12.           Recent Accounting Pronouncements

In September 2005, the Financial Accounting Standards Board (FASB) issued a Proposed Statement of Financial Accounting Standards which amends FASB Statement No. 128, “Earnings per Share.” The proposed statement would be effective in the second quarter of 2006 and is intended to clarify guidance on the computation of earnings per share for certain items such as mandatorily convertible instruments, the treasury stock method, and contingently issuable shares. We have evaluated the proposed statement as presently drafted and have determined that if adopted in its current form it would not have a significant impact on the computation of our earnings per share.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. The provisions of SFAS 155 are not expected to have an impact recorded at adoption.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

Back to Index

13.	Commitments and Contingencies

IPO Litigation

During the period from June 12 to September 13, 2001, four purported securities class action lawsuits were filed against Telaxis Communications Corporation, a predecessor company to Terabeam, Inc., in the U.S. District Court for the Southern District of New York: Katz v. Telaxis Communications Corporation et al., Kucera v. Telaxis Communications Corporation et al., Paquette v. Telaxis Communications Corporation et al., and Inglis v. Telaxis Communications Corporation et al. The lawsuits also named one or more of the underwriters in the Telaxis initial public offering and certain of its officers and directors. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint which supersedes the individual complaints originally filed. The amended complaint alleges, among other things, violations of the registration and antifraud provisions of the federal securities laws due to alleged statements in and omissions from the Telaxis initial public offering registration statement concerning the underwriters’ alleged activities in connection with the underwriting of Telaxis’ shares to the public. The amended complaint seeks, among other things, unspecified damages and costs associated with the litigation. These lawsuits have been assigned along with, we understand, approximately 1,000 other lawsuits making substantially similar allegations against approximately 300 other publicly-traded companies and their public offering underwriters to a single federal judge in the U.S. District Court for the Southern District of New York for consolidated pre-trial purposes. We believe the claims against us are without merit and have defended the litigation vigorously. The litigation process is inherently uncertain, however, and there can be no assurance that the outcome of these claims will be favorable for us.

On July 15, 2002, together with the other issuer defendants, Telaxis filed a collective motion to dismiss the consolidated amended complaint against the issuers on various legal grounds common to all or most of the issuer defendants. The underwriters also filed separate motions to dismiss the claims against them. In October 2002, the court approved a stipulation dismissing without prejudice all claims against the Telaxis directors and officers who had been defendants in the litigation. On February 19, 2003, the court issued its ruling on the separate motions to dismiss filed by the issuer defendants and the underwriter defendants. The court granted in part and denied in part the issuer defendants’ motions. The court dismissed, with prejudice, all claims brought against Telaxis under the anti-fraud provisions of the securities laws. The court denied the motion to dismiss the claims brought under the registration provisions of the securities laws (which do not require that intent to defraud be pleaded) as to Telaxis and as to substantially all of the other issuer defendants. The court denied the underwriter defendants’ motion to dismiss in all respects.

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

The proposed settlement contemplates that any amounts necessary to fund the guarantee contained in the settlement or settlement-related expenses would come from participating issuers’ directors and officers liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay that issuer’s allocable share of the settlement costs. We currently expect that our insurance proceeds will be sufficient for these purposes and that we will not otherwise be required to contribute to the proposed settlement.

Back to Index

Consummation of the proposed settlement is conditioned upon obtaining approval by the court. On September 1, 2005, the court preliminarily approved the proposed settlement and directed that notice of the terms of the proposed settlement be provided to class members. Thereafter the court held a fairness hearing on April 24, 2006, at which objections to the proposed settlement were heard. After the fairness hearing, the court took under advisement whether to grant final approval to the proposed settlement.

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

Symbol Technologies Litigation

On or about October 28, 2005, Symbol Technologies, Inc. filed a lawsuit in the United States District Court for the District of Delaware against Terabeam, Inc. (then named YDI Wireless, Inc.), Proxim Wireless Corporation, and Terabeam Corporation. The suit alleged that certain products of Terabeam, Inc., Proxim Wireless, and Terabeam Corporation infringe three of Symbol’s patents, including one patent previously transferred to it by Proxim Corporation. Symbol had successfully sued Proxim Corporation alleging that certain of Proxim Corporation’s products infringed the two Symbol patents that Symbol was asserting against Terabeam, Inc., Proxim Wireless, and Terabeam Corporation. In this suit, Symbol was seeking an injunction preventing Terabeam, Inc., Proxim Wireless, and Terabeam Corporation from infringing its patents and monetary damages.

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

Under the terms of the patent license agreement, the companies have agreed to cross license specified patents, and Terabeam has agreed to pay to Symbol fixed license fees totaling $4.3 million. $600,000 was paid on or before March 3, 2006; $250,000 is scheduled to be paid quarterly for the second, third, and fourth quarters of 2006 and each of the four quarters of 2007; $300,000 is scheduled to be paid quarterly for each of the four quarters of 2008; and $375,000 is scheduled to be paid quarterly for the first two quarters of 2009. The amounts may be prepaid at any time without penalty. The parties also released each other from any patent infringement claims arising prior to February 24, 2006 to the extent such infringement would have been licensed under the patent license agreement. Also pursuant to the terms of the patent license agreement, Terabeam and Symbol have agreed not to sue one another for patent infringement with respect to one another’s products for three years.

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

Back to Index

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On July 27, 2005, Terabeam, through its wholly owned subsidiary Proxim Wireless Corporation (“New Proxim”), completed its purchase of substantially all of the assets of Proxim Corporation and its subsidiaries Proxim Wireless Networks, Inc. and Proxim International Holdings, Inc. (collectively, “Old Proxim”) pursuant to an asset purchase agreement. Old Proxim was a leading provider of wireless networking equipment for Wi-Fi and broadband wireless networks, and provided enterprise and service provider customers with wireless solutions for the mobile enterprise, security and surveillance, last mile access, voice and data backhaul, public hot spots, and metropolitan area networks. Subsequent to the purchase, the Company moved its corporate headquarters to the Old Proxim offices in San Jose, CA.

Terabeam and its subsidiaries operate in two primary businesses: broadband wireless equipment and high-speed wireless service and connectivity. The equipment business is the historic operations of Terabeam as a designer, manufacturer, and seller of wireless telecommunications equipment (“Equipment”) and generates the substantial majority of the Company’s revenues and expenses. This business is conducted through its Proxim Wireless Corporation subsidiary and includes the financial results of the business acquired from Old Proxim. Terabeam’s services business, which it began in 2004, is conducted through its Ricochet Networks, Inc. subsidiary. This business (“Services”) was acquired with the Ricochet Networks acquisition during the second quarter of 2004. Ricochet Networks has been ranked as one of the five largest wireless Internet service providers (WISPs) in the United States (in terms of subscribers). There are no significant inter-company transactions which affect the revenue or expenses of either segment.

Subsequent to March 31, 2006, we announced the retention of an outside consulting firm to explore a variety of possible strategic alternatives for our Ricochet services business. Given the recent interests that have been expressed in Ricochet, we believe that now is an appropriate time to consider various alternatives. These alternatives may include the divestiture of Ricochet, an investment in Ricochet, strategic relationships with Ricochet, sale of some or all of the assets of Ricochet, and a number of other possible alternatives. There can be no assurance that any transaction or other corporate action regarding Ricochet will result from this exploration of alternatives. Further, there can be no assurance whatsoever concerning the type, form, structure, nature, results, timing, or terms and conditions of any such potential action, even if such an action does result from this exploration.

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

Back to Index

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

Intangible Assets

Intangible assets are accounted for in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Intangible assets with finite lives are amortized over the estimated useful lives using the straight-line method. An impairment loss on such assets is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. Intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually or more frequently if there are indications that the asset is impaired. The impairment test for these assets consists of a comparison of the fair value of the asset with its

Back to Index

carrying amount. If the carrying amount of an intangible asset with an indefinite useful life exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. For either type of intangible asset, after an impairment loss is recognized, the adjusted carrying amount of the intangible asset becomes its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited.

Our intangible assets include purchased technology and various assets acquired in business combination transactions. Assets acquired in business combination transactions include existing hardware technologies, trade names, existing software technologies, customer relationships, and patents. Some of these assets have finite useful lives, and some have indefinite useful lives.

Results of Operations

For the three months ended March 31, 2006 and 2005

The following table provides statement of operations data as a percentage of sales for the periods presented.

	2006	2005
Sales	100%	100%
Cost of goods sold	59	50
Gross profit	41	50
Operating expenses
Selling costs	23	15
General and administrative	18	38
Research and development	26	12
Total operating expenses	67	65
Operating (loss) income	(26)	(15)
Other income (expenses)	2	-
Income taxes	-	-
Net income	(24)%	(15)%

Sales

Sales for the three months ended March 31, 2006 were $18.5 million as compared to $6.6 million for the same period in 2005 for an increase of $11.9 million or 181%. This increase is primarily due to the acquisition of the Old Proxim operations in July 2005.

In the most recent quarter, our service business made up less than 5% of our total consolidated revenue. We continue our efforts to increase the number of subscribers for the service business.

For the quarters ending March 31, 2006 and 2005, international sales, excluding Canada, approximated 51% and 17%, respectively, of total sales. The reason for the large increase in international sales as a percent of sales is because a significant percentage of the sales from the Old Proxim operations were ultimately made to international customers.

Cost of goods sold and gross profit

Cost of goods sold and gross profit for the three months ended March 31, 2006 were $10.9 million and $7.6 million, respectively. For the same period in 2005, costs of goods sold and gross profit were $3.3 million and $3.3 million, respectively. Gross profit margin, as a percentage of sales, for the three months ended March 31, 2006 and 2005 was 41% and 50%, respectively. The decrease in gross margin percentage was primarily due to the product mix in the current quarter compared to the first quarter of the prior year. In addition, due to lower than expected

Back to Index

revenue results for the quarter, certain fixed manufacturing costs were not fully absorbed and contributed to a reduction in gross profit margins.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee salaries and associated costs for selling, marketing, customer and technical support as well as field support. Sales and marketing expenses for the three months ended March 31, 2006 were $4.3 million, an increase of $3.3 million over $1.0 million for the same period in 2005. This increase was due primarily to increased headcount and increased sales related expenses due to the acquisition of the Old Proxim sales and distribution channels in the third quarter of 2005.

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries, benefits and associated costs for information systems, finance, legal, and administration of a public company. General and administrative expenses were $3.3 million for the three months ended March 31, 2006 compared to $2.5 million for the three months ended March 31, 2005 resulting in an increase of about 33% or over $0.8 million from the prior year’s reporting period. The increase is principally a result of additional headcount and related general and administrative expenses due to the acquisition of Old Proxim’s operations. However, general and administrative expenses as a percentage of sales during the first quarter of 2006 were reduced to 18% as compared to 38% in the first quarter of 2005.

Research and Development Expenses

Research and development expenses consist primarily of personnel salaries and fringe benefits and related costs associated with our product development efforts. These include costs for development of products and components, test equipment and related facilities. Research and development expenses increased to $4.9 million for the three months ended March 31, 2006 from $0.8 million for the three months ended March 31, 2005, an approximate increase of $4.1 million or 534%. The increase in research and development was primarily due to the addition of research and development engineering personnel through the acquisition of Old Proxim’s operations as well as additional prototype material and other related support costs required for our new product development, certification, and introduction efforts.

Other income (expenses)

Other income and expenses totaled approximately $386,000 in the first quarter 2006 compared to $37,000 for the corresponding quarter of 2005. There was decrease in interest income of $133,000 due to the cash to acquire Old Proxim’s operations. This decrease was offset by gains on the settlement of certain old Terabeam Corporation leases during the first quarter of 2006, and because there was a permanent write-down in the first quarter of 2005 of certain bond and stock holdings totaling approximately $112,000.

Liquidity and Capital Resources

At March 31, 2006, we had cash, cash equivalents, and investments available-for sale of $12.8 million. This excludes restricted cash of $5.1 million. For the quarter ended March 31, 2006, cash used by operations was approximately $1.5 million. We currently are meeting our working capital needs through cash on hand as well as internally generated cash from operations and other activities. Cash used by operations includes a net loss of $4.5 million offset by $1.5 in changes in assets and liabilities affecting operations and by $1.5 million of non-cash items.

For the quarter ended March 31, 2006, cash used in investing activities was approximately $201,000 which was principally related to the purchase of property and equipment.

Back to Index

Cash provided by financing activities was approximately $55,000 for the quarter ended March 31, 2006 and resulted from the exercise of employee stock options during this period.

We believe that cash flow from operations, along with our cash on hand (including the previously-restricted $5.0 million recently released from the indemnification trust), should be sufficient to meet the operating cash requirements over the next twelve month period as currently contemplated. Our long-term financing requirements depend upon our growth strategy, which relates primarily to our desire to increase revenue both domestically as well as internationally. However, although the acquisition of Old Proxim’s operations in 2005 significantly increased both our domestic and international revenue, we incurred operating losses totaling $4.5 million in the first quarter of 2006. For the remainder of 2006, we must attempt to increase revenues and adjust operating expenses to levels that will produce positive cash flows and return us to operating profitability. Due to the recent nature of the Old Proxim operation acquisition and the large fluctuations in quarterly revenue we have experienced since the acquisition, management is closely following revenue trends and operating expenses, and reviewing its long term business strategy to evaluate whether there will be a requirement for external financing to fund our operations. One significant constraint to our equipment business growth is the rate of new product introduction. New products or product lines may be designed and developed internally or acquired from existing suppliers to reduce the time to market and inherent risks of new product development. We will also need to use some of our current capital to fund the expected future operating losses in our services business given the significant numbers of new subscribers we would have to add for that business to be profitable. We may also use some of our current capital or raise additional capital for our services business if we decide to expand the geographic areas in which we offer service. Our current resources may have to be supplemented through new bank debt financing, public debt or equity offerings, or other means due to a number of factors, including our acquisition of Old Proxim’s operations and our desired rate of future growth.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Disclosures About Market Risk

The following discusses our exposure to market risks related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are exposed to risks and uncertainties, many of which are out of our control. Actual results could vary materially as a result of a number of factors, including those discussed below in Item 1A - Risk Factors.

As of March 31, 2006, we had cash and cash equivalents of $12.5 million and restricted cash of $5.1 million. All these funds were on deposit in short-term accounts with several national banking organizations. Therefore, we do not expect that an increase in interest rates would materially reduce the value of these funds. The primary risk to loss of principal is the fact that these balances are only insured by the Federal Deposit Insurance Corporation up to $100,000 per bank. At March 31, 2006, the uninsured portion totaled approximately $17.5 million. Although an immediate increase in interest rates would not have a material effect on our financial condition or results of operations, declines in interest rates over time would reduce our interest income.

In the past three years, all sales to international customers were denominated in United States dollars and, accordingly, we were not exposed to foreign currency exchange rate risks. However, we may make sales denominated in foreign currencies in the future. Additionally, we import from other countries. Our sales and product supply may therefore be subject to volatility because of changes in political and economic conditions in these countries.

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

Back to Index

Item 4.    Controls and Procedures.

Disclosure controls and procedures

Based on their evaluation as of March 31, 2006, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of that date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms. In coming to this conclusion, our Chief Executive Officer and Chief Financial Officer considered the matters described under the next heading and elsewhere in this Form 10-Q.

Internal control over financial reporting

Under current SEC regulations, we are not currently required to evaluate or provide a report on our internal control over financial reporting. However, we continue our analysis and action plans on that subject to better prepare us for the time when we will be required to evaluate and provide a report on our internal control over financial reporting. In connection with its 2005 annual audit and review procedures, our independent auditors considered and provided input to us relating to our internal control over financial reporting, and reported no material weaknesses in our internal control over financial reporting.

We acquired the Old Proxim business, including the related accounting and financial systems, during the third quarter of 2005. We have moved our corporate headquarters to the Old Proxim offices in San Jose, CA, and we are in the process of integrating the accounting and financial systems of the two companies. The process of maintaining and integrating the two systems has necessitated certain changes and additions to our accounting and internal control systems. As we integrate Terabeam’s accounting and reporting systems into Old Proxim’s Oracle systems, several areas have already been impacted. We have integrated certain Terabeam finished good products into Oracle for better inventory and billing control purposes, moved the processing of all non-inventory transactions to headquarters for enhanced control with the review and approval process afforded by Oracle, and integrated order processing and payroll processing to the corporate headquarters. Other accounting and financial reporting integration issues are being reviewed with a goal to complete the integration process between now and the end of 2006. The acquisition of Proxim has caused us to review our internal control processes. We are in the process of completing this review, and we will determine and implement any necessary revisions to our internal controls resulting from the integration of the two company’s accounting and financial systems.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting during our first quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over our financial reporting other than the changes described above under the preceding heading “Internal Control over Financial Reporting.” We expect we will continue to make revisions and improvements to our internal control over financial reporting, particularly as we continue to integrate the accounting and financial systems of Old Proxim and Terabeam.

Back to Index

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

IPO Litigation

During the period from June 12 to September 13, 2001, four purported securities class action lawsuits were filed against Telaxis Communications Corporation, a predecessor company to Terabeam, Inc., in the U.S. District Court for the Southern District of New York: Katz v. Telaxis Communications Corporation et al., Kucera v. Telaxis Communications Corporation et al., Paquette v. Telaxis Communications Corporation et al., and Inglis v. Telaxis Communications Corporation et al. The lawsuits also named one or more of the underwriters in the Telaxis initial public offering and certain of its officers and directors. On April 19, 2002, the plaintiffs filed a single consolidated amended complaint which supersedes the individual complaints originally filed. The amended complaint alleges, among other things, violations of the registration and antifraud provisions of the federal securities laws due to alleged statements in and omissions from the Telaxis initial public offering registration statement concerning the underwriters’ alleged activities in connection with the underwriting of Telaxis’ shares to the public. The amended complaint seeks, among other things, unspecified damages and costs associated with the litigation. These lawsuits have been assigned along with, we understand, approximately 1,000 other lawsuits making substantially similar allegations against approximately 300 other publicly-traded companies and their public offering underwriters to a single federal judge in the U.S. District Court for the Southern District of New York for consolidated pre-trial purposes. We believe the claims against us are without merit and have defended the litigation vigorously. The litigation process is inherently uncertain, however, and there can be no assurance that the outcome of these claims will be favorable for us.

On July 15, 2002, together with the other issuer defendants, Telaxis filed a collective motion to dismiss the consolidated amended complaint against the issuers on various legal grounds common to all or most of the issuer defendants. The underwriters also filed separate motions to dismiss the claims against them. In October 2002, the court approved a stipulation dismissing without prejudice all claims against the Telaxis directors and officers who had been defendants in the litigation. On February 19, 2003, the court issued its ruling on the separate motions to dismiss filed by the issuer defendants and the underwriter defendants. The court granted in part and denied in part the issuer defendants’ motions. The court dismissed, with prejudice, all claims brought against Telaxis under the anti-fraud provisions of the securities laws. The court denied the motion to dismiss the claims brought under the registration provisions of the securities laws (which do not require that intent to defraud be pleaded) as to Telaxis and as to substantially all of the other issuer defendants. The court denied the underwriter defendants’ motion to dismiss in all respects.

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

The proposed settlement contemplates that any amounts necessary to fund the guarantee contained in the settlement or settlement-related expenses would come from participating issuers’ directors and officers liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay that issuer’s allocable share of the settlement costs. We currently expect that our insurance proceeds will be sufficient for these purposes and that we will not otherwise be required to contribute to the proposed settlement.

Back to Index

Consummation of the proposed settlement is conditioned upon obtaining approval by the court. On September 1, 2005, the court preliminarily approved the proposed settlement and directed that notice of the terms of the proposed settlement be provided to class members. Thereafter the court held a fairness hearing on April 24, 2006, at which objections to the proposed settlement were heard. After the fairness hearing, the court took under advisement whether to grant final approval to the proposed settlement.

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

Symbol Technologies Litigation

On or about October 28, 2005, Symbol Technologies, Inc. filed a lawsuit in the United States District Court for the District of Delaware against Terabeam, Inc. (then named YDI Wireless, Inc.), Proxim Wireless Corporation, and Terabeam Corporation. The suit alleged that certain products of Terabeam, Inc., Proxim Wireless, and Terabeam Corporation infringe three of Symbol’s patents, including one patent previously transferred to it by Proxim Corporation. Symbol had successfully sued Proxim Corporation alleging that certain of Proxim Corporation’s products infringed the two Symbol patents that Symbol was asserting against Terabeam, Inc., Proxim Wireless, and Terabeam Corporation. In this suit, Symbol was seeking an injunction preventing Terabeam, Inc., Proxim Wireless, and Terabeam Corporation from infringing its patents and monetary damages.

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

Under the terms of the patent license agreement, the companies have agreed to cross license specified patents, and Terabeam has agreed to pay to Symbol fixed license fees totaling $4.3 million. $600,000 was paid on or before March 3, 2006; $250,000 is scheduled to be paid quarterly for the second, third, and fourth quarters of 2006 and each of the four quarters of 2007; $300,000 is scheduled to be paid quarterly for each of the four quarters of 2008; and $375,000 is scheduled to be paid quarterly for the first two quarters of 2009. The amounts may be prepaid at any time without penalty. The parties also released each other from any patent infringement claims arising prior to February 24, 2006 to the extent such infringement would have been licensed under the patent license agreement. Also pursuant to the terms of the patent license agreement, Terabeam and Symbol have agreed not to sue one another for patent infringement with respect to one another’s products for three years.

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

Back to Index

Item 1A. Risk Factors.

General Overview

This Quarterly Report on Form 10-Q contains forward-looking statements as defined by federal securities laws that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, intentions, projections, developments, future events, performance or products, underlying assumptions, and other statements, which are other than statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “contemplates,” “believes,” “estimates,” “predicts,” “projects,” and other similar terminology or the negative of these terms. From time to time, we may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this Form 10-Q, including those set forth below, and any other cautionary statements which may accompany the forward-looking statements. In addition, we undertake no obligation to update or revise any forward-looking statement to reflect events, circumstances, or new information after the date of this Form 10-Q or to reflect the occurrence of unanticipated or any other subsequent events, and we disclaim any such obligation.

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

Cautionary Statements of General Applicability

In addition to other factors and matters discussed elsewhere in this Form 10-Q, in our other periodic reports and filings made from time to time with the Securities and Exchange Commission, and in our other public statements from time to time (including, without limitation, our press releases), some of the important factors that, in our view, could cause actual results to differ materially from those expressed, anticipated, or implied in the forward-looking statements include, without limitation, the downturn and continuing uncertainty in the telecommunications industry and global economy; the intense competition in the broadband wireless equipment industry and resulting pressures on our pricing, gross margins, and general financial performance; difficulties in differentiating our products from competing broadband wireless products and other competing technologies; the impact, availability, pricing, and success of competing technologies and products; possible delays in our customers making buying decisions due to the actual or potential availability of new broadband connectivity technologies; difficulties in developing products that will address a sufficiently broad market to be commercially viable; our developing products for portions of the broadband connectivity and access markets that do not grow; our inability to keep pace with rapid technological changes and industry standards; expected declining prices for our products over time; our inability to offset expected price declines with cost savings or new product introductions; our inability to recover capital and other investments made in developing and introducing new products; lack of or delay in market acceptance and demand for our current and contemplated products; difficulties or delays in developing, manufacturing, and supplying products with the contemplated or desired features, performance, price, cost, and other characteristics; difficulties in estimating costs of developing and supplying products; difficulties in developing, manufacturing, and supplying products in a timely and cost-effective manner; difficulties or delays in developing improved products when expected or desired and with the additional features contemplated or desired; our fluctuating financial results, which may be caused at times by receipt of large orders from customers; our limited ability to predict our future financial performance; our possible desire to make limited or no public predictions as to our expected future financial performance; the expected fluctuation in customer demand and commitments;

Back to Index

difficulties in predicting our future financial performance, in part due to our past and possible future acquisition activity; our inability to achieve the contemplated benefits of our July 2005 acquisition of Proxim Corporation’s operations and any other acquisitions we may contemplate or consummate; management distraction due to those acquisitions, the ability of the companies to integrate in a cost-effective, timely manner without material liabilities or loss of desired employees or customers; the risk that the expected synergies and other benefits of the transactions will not be realized at all or to the extent expected; the risk that cost savings from the transactions may not be fully realized or may take longer to realize than expected; reactions, either positive or negative, of investors, competitors, customers, suppliers, employees, and others to the transactions; and the risk that those transactions will, or could, expose us to lawsuits or other liabilities; adverse impacts of purchase accounting treatment and amortization and impairment of intangible assets acquired in any acquisitions; our general lack of receiving long-term purchase commitments from our customers; difficulties or delays in obtaining raw materials, subassemblies, or other components for our products at the times, in the quantities, and at the prices we desire or expect, particularly those that are sole source or available from a limited number of suppliers; inability to achieve and maintain profitability; purchases of excess inventory that ultimately may not be used; difficulties or delays in developing alternative sources for limited or sole source components; our having to reconfigure our products due to our inability to receive sufficient quantities of limited or sole source components; adverse impact of stock option and other accounting rules; our reliance on third party distributors and resellers in our indirect sales model; our dependence on a limited number of significant distributors; our inability to obtain larger customers; dependence on continued demand for broadband connectivity and access; difficulties in attracting and retaining qualified personnel; our dependence on key personnel; lack of key man life insurance on our executives or other employees; lack of a succession plan; inability of our limited internal manufacturing capacity to meet customers’ desires for our products; our substantial reliance on contract manufacturers to obtain raw materials and components for our products and to manufacture, test, and deliver our products; interruptions in our manufacturing operations or the operations of our contract manufacturers or other suppliers; the directive on the restriction of the use of certain hazardous substances in electrical and electronic equipment (the RoHS directive) could adversely impact our ability to supply our products in the quantities desired; our failing to maintain adequate levels of inventory; our failure to effectively manage our growth; difficulties in reducing our operating expenses; adverse impacts of the war in Iraq and the war on terrorism generally; cancellation of orders without penalties; the potential for intellectual property infringement, warranty, product liability, and other claims; risks associated with foreign sales such as collection, currency, and political risk; limited ability to enforce our rights against customers in foreign countries; lack of relationships in foreign countries which may limit our ability to expand our international sales and operations; difficulties in complying with existing governmental regulations and developments or changes in governmental regulation; difficulties or delays in obtaining any necessary governmental or regulatory permits, waivers, or approvals; changes in governmental regulations which could adversely impact our competitive position; our maintaining tight credit limits which could adversely impact our sales; difficulties in our customers or ultimate end users of our products obtaining sufficient funding; difficulties in collecting our accounts receivable; failure or inability to protect our proprietary technology and other intellectual property; possible decreased ability to protect our proprietary technology and other intellectual property in foreign jurisdictions; ability of third parties to develop similar and perhaps superior technology without violating our intellectual property rights; the costs and distraction of engaging in litigation to protect our intellectual property rights, even if we are ultimately successful; adverse impacts resulting from our recent settlement of litigation initiated by Symbol Technologies, Inc.; our limited experience in operating our Ricochet® network; adverse impacts on our broadband wireless equipment business due to our Ricochet wireless communications services business; expected ongoing losses from our Ricochet business; our inability to increase and retain subscribers for the Ricochet service; the intense competition in the wireless data access market; different data access technologies which may be superior to the access afforded by our Ricochet business; costs, time, and commitments involved in our possible geographic expansion of the Ricochet network; effectively managing any expansion of the Ricochet network; difficulties in obtaining roof and other attachment rights for our Ricochet network equipment at the times and at the costs and other terms we desire; possible insufficient equipment to expand our Ricochet network; dependence of our Ricochet network on network connections provided by third parties; failure of our third-party contractors to adequately maintain and repair the Ricochet network; possible harmful interference degrading or disrupting the service provided by the Ricochet network; costs of complying with governmental regulations such as Section 404 and other provisions of the Sarbanes-Oxley Act; the expense of defending and settling and the outcome of pending and any future stockholder litigation, including without limitation, our possible exposure under the contemplated settlement of that litigation; the expense of defending and settling and the outcome of pending and any future litigation against us; the expected volatility and possible stagnation or decline in our stock price, particularly due to the relatively low number of shares that trade on a daily basis; future stock sales by our current stockholders,

Back to Index

including our current and former directors and management; future actual or potential sales of our stock that we issue upon exercise of stock options or stock warrants; possible dilution of our existing stockholders if we issue stock to acquire other companies or product lines or to raise additional capital; possible better terms of any equity securities we may issue in the future than the terms of our common stock; our limited capital resources and uncertain prospects for obtaining additional financing; the possibility that we may raise additional capital on terms that we or our stockholders find onerous; investment risk resulting in the decrease in value of our investments; and risks, impacts, and effects associated with any acquisitions, investments, or other strategic transactions we may evaluate or in which we may be involved. Many of these and other risks and uncertainties are described in more detail in our annual report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

Specific Cautionary Statements relating to Possible Ricochet Strategic Transaction

In April 2006, we announced the retention of an outside consulting firm to explore a variety of possible strategic alternatives for our Ricochet services business. There can be no assurance whatsoever that any transaction or other corporate action regarding Ricochet will result from this exploration of alternatives. Further, there can be no assurance whatsoever concerning the type, form, structure, nature, results, timing, or terms and conditions of any such potential action, even if such an action does result from this exploration. Other risks associated with this process include our ability to identify desirable strategic alternatives for our Ricochet business, as well as our ability to execute such alternatives or the transactions associated with such alternatives; the level of interest of third parties in pursuing possible strategic transactions relating to our Ricochet business; our desire and ability (or lack thereof) to continue to explore possible strategic alternatives and opportunities relating to our Ricochet business; the desire and ability (or lack thereof) of us and any relevant third parties to reach mutually acceptable definitive documentation to effect a possible strategic transaction and, if that occurs, whether the conditions to closing would then be satisfied; the time and costs required to explore and investigate possible transactions and other corporate actions; management and board interest in and distraction due to exploring and investigating possible transactions and other corporate actions; and reactions, either positive or negative, of investors, competitors, customers, employees, and others to our exploring possible strategic alternatives and opportunities relating to our Ricochet business and to any specific strategic alternative or opportunity selected by us. We do not intend to make any additional comments regarding this matter unless and until a definitive transaction agreement has been reached, the exploration of alternatives has been terminated, or there are other definitive developments warranting further disclosure.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We issued 2,084 shares of common stock at $2.27 per share in early March 2006 to a warrant holder upon the exercise of warrants on a cashless basis (we withheld 1,916 shares of common stock as payment for the aggregate exercise price of the warrants). We received no cash proceeds from the issuance of these shares. The issuance was completed without registration under the Securities Act in reliance upon the exemptions contained in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act for transactions not involving a public offering. This issuance of common stock by us did not involve the use of an underwriter, and no commissions were paid in connection with this issuance.

We issued 67,203 shares of common stock at $2.08 per share in late March 2006 to a warrant holder upon the exercise of warrants on a cashless basis (we withheld 75,972 shares of common stock as payment for the

Back to Index

 aggregate exercise price of the warrants). We received no cash proceeds from the issuance of these shares. The issuance was completed without registration under the Securities Act in reliance upon the exemptions contained in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act for transactions not involving a public offering. This issuance of common stock by us did not involve the use of an underwriter, and no commissions were paid in connection with this issuance.

Item 5.    Other Information.

On January 10, 2006, we issued a press release providing updated guidance for our expected financial results for the fourth quarter 2005. We inadvertently failed to furnish to the Securities and Exchange Commission a Form 8-K relating to that press release. A copy of that press release is attached as an exhibit to this Form 10-Q.

Item 6.    Exhibits.

See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Terabeam, Inc.

Date: May 12, 2006	By:	/s/ Patrick L. Milton
Patrick L. Milton,
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Back to Index

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350 of Chapter 63 of Title 18 of the United States Code).
99.1	Press Release dated January 10, 2006.

Back to Index