Form 10-Q
period 2006-06-30
TERABEAM, INC.
filed 2006-08-14
CIK 712511

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


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

  Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         As of July 31, 2006, there were 21,540,865 shares of the registrant's common stock outstanding.

================================================================================


                                          TERABEAM, INC.
                                              INDEX


                                                                                        PAGE NO.
                                                                                        --------
PART I.         FINANCIAL INFORMATION

       Item 1.      Financial Statements ............................................      3

                       Consolidated Balance Sheets as of June 30, 2006 (unaudited)
                         and December 31, 2005 ......................................      4

                       Consolidated Statements of Operations for the six months ended
                         June 30, 2006 and 2005 (unaudited) .........................      5

                       Consolidated Statement of Changes in Stockholders' Equity for
                         the six months ended June 30, 2006 (unaudited) .............      6

                       Consolidated Statements of Cash Flows for the six months ended
                         June 30, 2006 and 2005 (unaudited) .........................      7

                       Notes to Consolidated Financial Statements (unaudited) .......      8

       Item 2.      Management's Discussion and Analysis of Financial Condition and
                    Results of Operations ...........................................     16

       Item 3.      Quantitative and Qualitative Disclosures about Market Risk ......     22

       Item 4.      Controls and Procedures .........................................     23

PART II.        OTHER INFORMATION

       Item 1.      Legal Proceedings ...............................................     24

       Item 1A.     Risk Factors ....................................................     25

       Item 4.      Submission of Matters to a Vote of Security Holders..............     28

       Item 6.      Exhibits.........................................................     28

SIGNATURE ...........................................................................     29


                         PART I - FINANCIAL INFORMATION

         This Quarterly Report on Form 10-Q contains forward-looking statements as defined by federal securities laws. Forward-looking statements are predictions that relate to future events or our future performance and are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause actual results, outcomes, levels of activity, performance, developments, or achievements to be materially different from any future results, outcomes, levels of activity, performance, developments, or achievements expressed, anticipated, or implied by these forward-looking statements. Forward-looking statements should be read in light of the cautionary statements and important factors described in this Form 10-Q, including Part II,
Item 1A -- Risk Factors. We undertake no obligation to update or revise any forward-looking statement to reflect events, circumstances, or new information after the date of this Form 10-Q or to reflect the occurrence of unanticipated or any other subsequent events.

Item 1.  Financial Statements.


                                         TERABEAM, INC.
                                   CONSOLIDATED BALANCE SHEETS
                                (In thousands, except share data)

                                                                     June 30,      December 31,
                                                                       2006            2005
                                                                   ------------    ------------
Assets                                                              (unaudited)
Current assets:
  Cash and cash equivalents                                        $     13,426    $     14,133
  Investment securities - available-for-sale                                181             260
  Accounts receivable, net                                                5,901           8,378
  Inventory                                                              10,822          10,070
  Prepaid expenses                                                        1,661           1,045
                                                                   ------------    ------------
    Total current assets                                                 31,991          33,886

Property and equipment, net                                               3,406           3,924
Other Assets:
Restricted cash                                                              76           5,076
Goodwill                                                                  7,923           7,380
Intangible assets, net                                                   21,881          23,817
Deposits and prepaid expenses                                               238             675
                                                                   ------------    ------------
    Total other assets                                                   30,118          36,948
                                                                   ------------    ------------
    Total assets                                                   $     65,515    $     74,758
                                                                   ============    ============
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                            $     12,152    $     15,600
  Deferred revenue                                                        4,229           2,503
  License agreement payable - current maturities                            813             981
                                                                   ------------    ------------
    Total current liabilities                                            17,194          19,084
License agreement payable, net of current maturities                      2,527           2,956
                                                                   ------------    ------------
    Total liabilities                                                    19,721          22,040
Commitments and contingencies
Stockholders' Equity
   Preferred stock, $0.01 par value; authorized 4,500,000, none
   issued at June 30, 2006 and December 31, 2005                             --              --
   Common stock, $0.01 par value, 100,000,000 shares authorized,
   21,540,865 issued and outstanding at June 30, 2006, and
   21,446,217 issued and outstanding at December 31, 2005                   215             214
 Additional paid-in capital                                              57,261          56,638
 Retained earnings  (accumulated deficit)                               (11,590)         (4,122)
 Treasury stock                                                              --              --
 Accumulated other comprehensive income:
 Net unrealized gain (loss) on available-for-sale securities                (92)            (12)
                                                                   ------------    ------------
    Total stockholders' equity                                           45,794          52,718
                                                                   ------------    ------------
    Total liabilities and stockholders' equity                     $     65,515    $     74,758
                                                                   ============    ============

                                     See accompanying notes


                                        TERABEAM, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                            (In thousands, except per share data)
                                         (Unaudited)

                                                 Three Months Ended       Six Months Ended
                                                      June 30,                June 30,
                                                --------------------    --------------------
                                                  2006        2005        2006        2005
                                                --------    --------    --------    --------
Revenues                                        $ 20,750    $  7,165    $ 39,286    $ 13,762
Cost of goods sold                                12,062       3,687      22,957       7,006
                                                --------    --------    --------    --------
  Gross profit                                     8,688       3,478      16,329       6,756
Operating expenses:
  Selling costs                                    4,027       1,034       8,296       2,031
  Restructuring Charges                              116          --         116          --
  General and administrative                       4,021       2,777       7,355       5,285
  Research and development                         3,762         879       8,648       1,650
                                                --------    --------    --------    --------
      Total operating expenses                    11,926       4,690      24,415       8,966
                                                --------    --------    --------    --------
Operating loss                                    (3,238)     (1,212)     (8,086)     (2,210)
Other income (expenses):
  Interest income                                    114         269         202         490
  Interest expense                                   (68)        (70)       (101)       (136)
  Other income (loss)                                212           3         543        (116)
                                                --------    --------    --------    --------
      Total other income (expenses)                  258         202         644         238
                                                --------    --------    --------    --------
  Loss before income taxes                        (2,980)     (1,010)     (7,442)     (1,972)
  Benefit (provision) for income taxes                (5)         23         (26)         14
                                                --------    --------    --------    --------
Net loss                                        ($ 2,985)   ($   987)   ($ 7,468)   ($ 1,958)
                                                ========    ========    ========    ========

  Weighted average shares - basic and diluted     21,541      22,009      21,502      22,204
                                                ========    ========    ========    ========
    Loss per share, basic and diluted           ($  0.14)   ($  0.04)   ($  0.35)   ($  0.09)
                                                ========    ========    ========    ========

                                    See accompanying notes


                                                     TERABEAM, INC.
                               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                         FOR THE SIX MONTHS ENDED JUNE 30, 2006
                                           (In thousands, except share data)
                                                      (Unaudited)


                                              Common Stock
                                         -----------------------
                                                                                              Accumulated
                                                                    Additional   Retained       Other
                                                                     Paid-in     Earnings   Comprehensive
                                           Shares       Amount       Capital     (Deficit)   Income (Loss)     Total
                                         -----------------------------------------------------------------------------
Balances, January 1, 2006                21,446,217   $      214   $   56,638   ($   4,122)   ($      12)   $   52,718

Exercise of stock options and warrants       94,648            1           54           --            --            55
Employee stock option amortization               --           --          569           --            --           569
Comprehensive income:
  Net income (loss)                              --           --           --       (7,468)           --        (7,468)
  Unrealized gain (loss) on
investments                                      --           --           --           --           (80)          (80)
                                         -----------------------------------------------------------------------------
Total comprehensive income (loss)                --           --           --       (7,468)          (80)       (7,548)
                                         -----------------------------------------------------------------------------
Balances, June 30, 2006                  21,540,865   $      215   $   57,261   ($  11,590)   ($      92)   $   45,794
                                         =============================================================================




                                                 See accompanying notes


                                     TERABEAM, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED JUNE 30
                                     (In thousands)
                                      (Unaudited)

                                                              Six Months Ended June 30,
                                                              ------------------------
                                                                 2006          2005
                                                              ----------    ----------
Cash flows from operating activities:

  Net income (loss)                                           $   (7,468)   $   (1,958)
    Depreciation and amortization                                  2,774         1,007

    Loss on write-down of investments available-for-sale              --           112
    Bad debt allowance (recovery)                                    (74)          190
    Employee stock option amortization                               569            --
    Inventory allowance                                               31            34
    Changes in assets and liabilities affecting operations:

      Restricted cash                                                 --            60
      Accounts receivable, net                                     2,506        (1,105)
      Refundable income taxes                                         --           151
      Inventory                                                   (1,157)          (63)
      Deposits                                                       129            (8)
      Prepaid expenses                                              (339)         (139)
      Accounts payable and accrued expenses                       (3,541)       (2,176)
      License agreement payable                                     (597)           --
      Deferred revenue                                             1,726           (11)
                                                              ----------    ----------
          Net cash provided by (used in) operating
activities                                                        (5,441)       (3,906)
                                                              ----------    ----------
Cash flows from investing activities:
  Release of restricted cash                                       5,000            --
  Purchase of securities                                              --          (241)
  Purchase of property and equipment                                (321)          (65)
  Proceeds on disposal of assets held for sale                        --           169

  Investment in capitalized software                                  --          (382)

  Sale of securities                                                  --         5,220
                                                              ----------    ----------
      Net cash provided by (used in) investing activities          4,679         4,701
                                                              ----------    ----------
Cash flows from financing activities:
    Repurchase of common stock                                        --        (2,067)
  Exercise of stock options                                           55            89
  Repayment of notes payable                                          --          (147)
                                                              ----------    ----------
      Net cash provided by (used in) financing activities             55        (2,125)
                                                              ----------    ----------
Net increase (decrease) in cash and cash equivalents                (707)       (1,330)
Cash and cash equivalents, beginning of period                    14,133        35,368
                                                              ----------    ----------
Cash and cash equivalents, end of period                      $   13,426    $   34,038
                                                              ==========    ==========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $        4    $      136
                                                              ==========    ==========
  Income taxes paid                                           $       21    $        0
                                                              ==========    ==========

                                 See accompanying notes

                                 TERABEAM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation

         The consolidated financial statements of Terabeam, Inc. (the "Company" or "Terabeam") for the three month and six month periods ended June 30, 2006 and 2005 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

         The Company provides high-speed wireless communications equipment and services in the United States and internationally. Its systems enable service providers, enterprises, and governmental organizations to deliver high-speed data connectivity enabling a broad range of applications. The Company provides wireless solutions for the mobile enterprise, security and surveillance, last mile access, voice and data backhaul, and municipal networks. The Company believes its fixed wireless systems address the growing need of our customers and end-users to rapidly and cost effectively deploy high-speed communication networks.

         On July 27, 2005, Terabeam, through its wholly owned subsidiary Proxim Wireless Corporation ("New Proxim"), completed its purchase of substantially all of the assets of Proxim Corporation and its subsidiaries Proxim Wireless Networks, Inc. and Proxim International Holdings, Inc. (collectively, "Old Proxim") pursuant to an asset purchase agreement. Old Proxim was a leading provider of wireless networking equipment for Wi-Fi and broadband wireless networks, and provided enterprise and service provider customers with wireless solutions for the mobile enterprise, security and surveillance, last mile access, voice and data backhaul, public hot spots, and metropolitan area networks. Subsequent to the purchase, the Company moved its corporate headquarters to the Old Proxim offices in San Jose, CA.

         Terabeam and its subsidiaries operate in two primary businesses: broadband wireless equipment and high-speed wireless service and connectivity. The equipment business is the historic operations of Terabeam as a designer, manufacturer, and seller of wireless telecommunications equipment ("Equipment") and generates the substantial majority of the Company's revenues and expenses. This business is conducted through its Proxim Wireless Corporation subsidiary and includes the financial results of the business acquired from Old Proxim. Terabeam's services business, which it began in 2004, is conducted through its Ricochet Networks, Inc. subsidiary. This business ("Services") was acquired with the Ricochet Networks acquisition during the second quarter of 2004. Ricochet Networks has been ranked as one of the five largest wireless Internet service providers (WISPs) in the United States (in terms of subscribers). There are no significant inter-company transactions which affect the revenue or expenses of either segment.

         In April 2006, the Company announced the retention of an outside consulting firm to explore a variety of possible strategic alternatives for our Ricochet services business. Given the recent interests that have been expressed in Ricochet, we believe that now is an appropriate time to consider various alternatives. These alternatives may include the divestiture of Ricochet, an investment in Ricochet, strategic relationships with Ricochet, sale of some or all of the assets of Ricochet, and a number of other possible alternatives. There can be no assurance that any transaction or other corporate action regarding Ricochet will result from this exploration of alternatives. Further, there can be no assurance whatsoever concerning the type, form, structure, nature, results, timing, or terms and conditions of any such potential action, even if such an action does result from this exploration.

         Summarized information for the business segments as of June 30, 2006 and 2005 and for the quarters then ended is as follows (in thousands):


Three Months Ended June 30,:

                                          2006:                              2005:
                              Equipment   Services     Total     Equipment   Services     Total
                              ---------   --------     -----     ---------   --------     -----
Assets...................... $  63,232    $ 2,283    $ 65,515   $  67,286    $ 3,764    $ 71,050
Revenue..................... $  20,037    $   713    $ 20,750   $   6,475    $   690    $  7,165
Operating income (loss)..... $  (2,718)   $  (520)     (3,238)  $    (717)   $  (495)   $ (1,212)


Six Months Ended June 30,:

                                          2006:                              2005:
                              Equipment   Services     Total     Equipment   Services     Total
                              ---------   --------     -----     ---------   --------     -----
Assets...................... $  63,232    $ 2,283    $ 65,515   $  67,286    $ 3,764    $ 71,050
Revenue..................... $  37,683    $ 1,603    $ 39,286   $  12,382    $ 1,380    $ 13,762
Operating income (loss)..... $  (7,147)   $  (939)     (8,086)  $  (1,123)   $(1,087)   $ (2,210)


         The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2.       Stock Based Compensation

         Prior to 2006, the Company accounted for its stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations ("APB 25"). Under APB 25, no stock-based compensation cost was reflected in net income for grants of stock prior to fiscal year 2006 because the Company grants stock options with an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

         Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) Share-Based Payment ("SFAS 123R"), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. Stock-based compensation for the first half of 2006 includes compensation expense, recognized over the applicable vesting periods, for new share-based awards and for share-based awards granted prior to, but not yet vested, as of December 31, 2005 (modified prospective application). Stock-based compensation for the three-month periods ended June 30, 2006 and 2005 totaled approximately $317,000 and $62,000, respectively, and is included in cost of goods sold and operating expenses in the condensed consolidated statements of operations only for the period ended June 30, 2006. Stock-based compensation for the six-month periods ended June 30, 2006 and 2005 totaled approximately $569,000 and $786,000, respectively, and is included in cost of goods sold and operating expenses in the condensed consolidated statements of operations only for the period ended June 30, 2006.

         For the quarter and six months ended June 30, 2006, the operating loss, the loss before income taxes and the net loss were $317,000 and $569,000 higher, respectively, and the basic and diluted loss per share were $0.01 and $0.03 higher due to the adoption of SFAS 123R. Net cash used in operating activities and net cash provided by financing activities were not changed by the adoption of SFAS 123R.

         The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions for 2006 and 2005: risk-free interest rate of 4.51%
- 4.98 % and 3.58%, expected life of 4 years and 5 years, volatility, calculated using historical volatility, of 280% - 284% and 111% and dividend rate of zero percent, respectively. Using these assumptions, the weighted average fair value of the stock options granted in the quarter and six months ended June 30, 2006 was $2.50 and $2.62, respectively, and the weighted average fair value of the stock options granted in 2005 was $2.38. The fair value of the stock options granted will be amortized as compensation expense over the vesting period of the options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS No. 123R.

         No tax effects are recognized currently for the granting of share-based compensation arrangements as the Company currently cannot estimate the realizability of related tax benefits as the Company is in a net operating tax loss position with tax NOL carryforwards as described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC.

         Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS 123R for the quarter and six months ending June 30, 2005, the consolidated net loss and net loss per share would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                               Three months     Six months ended
                                                               ended June 30,       June 30,
                                                                   2005               2005
                                                               -------------------------------
                                                                (unaudited)       (unaudited)
Net income (loss) attributable to common stockholders, as
    reported: ............................................     $       (987)      $     (1,958)
Less:  Total stock based employee compensation expense
    determined under the fair value based method for all
    awards ...............................................               62                786
                                                               -------------------------------
Pro forma net income (loss) attributable to common
    stockholders .........................................     $     (1,049)      $     (2,744)
                                                               ===============================
Basic and diluted net loss per common share, as reported..     $      (0.04)      $      (0.09)
                                                               ===============================
Basic and diluted net loss per common share, pro forma....     $      (0.05)      $      (0.12)
                                                               ===============================

3.       Comprehensive Loss

         The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." During the six months ended June 30, 2006 and 2005, the Company had comprehensive losses of $7.5 million and $1.9 million respectively, including approximately $80,000 and 62,000 (unaudited), respectively, of unrealized (losses) gains on available-for-sale investments, net of income taxes of $0 and $0, respectively.

4.       Inventory

         (in thousands)
                                                    June 30,       December 31,
                                                      2006            2005
                                                  ------------    ------------
                                                   (unaudited)
         Raw materials ........................   $      7,067    $      4,737
         Work in process ......................            183             437
         Finished goods .......................         12,944          13,863
                                                  ------------    ------------
                                                        20,194          19,037
         Allowance for excess and obsolescence          (9,372)         (8,967)
                                                  ------------    ------------
         Net Inventory ........................   $     10,822    $     10,070
                                                  ============    ============

5.       Goodwill

         Goodwill consisted of the following (in thousands):

                                        June 30,     December 31,
               --------------------   ------------   ------------
               Acquisition                2006           2005
               --------------------   ------------   ------------
               KarlNet ............   $      2,491   $      2,491
               Terabeam ...........          3,322          3,322
               Old Proxim .........          2,110          1,567
                                      ------------   ------------
               Goodwill ...........   $      7,923   $      7,380
                                      ============   ============

         Old Proxim goodwill increased by approximately $543,000 during the first half of 2006 due to adjustments in the purchase price allocation related to the Proxim acquisition.

         Goodwill is tested for impairment at least annually at the reporting unit level, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

6.       Intangibles

         Schedule of Non-Amortizable Assets

                                                       June 30,     December 31,
                                                     ------------   ------------
                                                         2006           2005
                                                     ------------   ------------
                                                           (in thousands)
         Trade names - indefinite useful life .....         2,250          2,250
                                                     ------------   ------------
                                                     $      2,250   $      2,250
                                                     ============   ============

         Schedule of Amortizable Assets

                                                                         June 30,      December 31,
                                                                       ------------    ------------
                                                                           2006            2005
                                                                       ------------    ------------
                                                                      (in thousands)
         Capitalized software - placed in service ..................   $      1,225    $      1,225
         Patents, customer relationships and other technologies with
           identifiable useful lives ...............................         24,031          24,031
                                                                       ------------    ------------
                                                                             25,256          25,256
         Less:  accumulated amortization ...........................         (5,625)         (3,689)
                                                                       ------------    ------------
         Amortizable intangible assets, net ........................   $     19,631    $     21,567
                                                                       ============    ============

          Amortization is computed using the straight-line method over the estimated useful life, based on the Company's assessment of technological obsolescence of the respective assets. Amortization expense for the three months and six months ended June 30, 2006 totaled approximately $1.0 million and $1.9 million, respectively. The weighted average estimated useful life is 6.2 years. There is no estimated residual value.

7.       Restructuring Charges

         The Company accounts for restructuring charges under the provisions of Statement of Financial Accounting Standards No. 146 ("FAS 146"), Accounting for Costs Associated with Exit or Disposal Activities.

         During the quarter ended June 30, 2006 the Company recorded restructuring charges of approximately $116,000. These charges consisted of one-time termination benefits related to a reduction in force, implemented in an effort to streamline operations in response to the first quarter financial results.


8.       Earnings per share

                         (In Thousands)                 Three Months Ended June 30,   Six Months Ended June 30,
                                                        --------------------------    --------------------------
                                                             2006          2005           2006            2005
                                                        -----------    -----------    -----------    -----------
                                                               (unaudited)                    (unaudited)
         Numerator:

              Net income (loss) .....................   $    (2,985)   $      (987)   $    (7,468)   $    (1,958)
                                                        ===========    ===========    ===========    ===========
         Denominator- weighted average shares:

              Denominator for basic earnings per
              share .................................        21,541         22,009         21,502         22,204

              Dilutive effect of stock options ......   $        --    $        --    $        --    $        --
                                                        -----------    -----------    -----------    -----------

              Denominator for diluted earnings
              per share .............................        21,541         22,009         21,502         22,204
                                                        ===========    ===========    ===========    ===========

              Basic earnings (loss) per share .......   $     (0.14)   $     (0.04)   $     (0.35)   $     (0.09)
                                                        ===========    ===========    ===========    ===========

              Diluted earnings (loss) per share .....   $     (0.14)   $     (0.04)   $     (0.35)   $     (0.09)
                                                        ===========    ===========    ===========    ===========

         At June 30, 2006 and 2005, stock options and warrants to purchase approximately 2.7 million and 2.2 million, respectively, shares of common stock were outstanding, but were not included in the computation of diluted earnings for the three month and six month periods ended June 30, 2006 and 2005 because there was a net loss for each of the applicable periods, and the effect would have been anti-dilutive.

9.       Concentrations

         During six months ended June 30, 2006, there were three customers who accounted for approximately 16%, 13%, and 11% of consolidated sales respectively, and in the corresponding six months of 2005, a different customer accounted for approximately 11% of sales.

         The Company maintains the majority of its cash, cash equivalent, and restricted cash balances at two major US banks. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per bank. At June 30, 2006 and 2005, the uninsured portion totaled approximately $13.4 million and $39.1 million, respectively.

10.      KarlNet

         On May 13, 2004, Terabeam acquired KarlNet. The definitive acquisition agreement contained provisions that provided for certain contingent consideration after the initial acquisition date. Terabeam may pay up to an additional $2.5 million over the two years following closing based on achievement of certain milestones and compliance with other conditions. Although the Company has received a letter from sellers demanding payment of the first $1.0 million contingent payment, it is the Company's position that, as of June 30, 2006, no events have occurred that have triggered the obligation to pay any of the contingent consideration.

11.      Restricted cash

         As part of the Terabeam Corporation acquisition in 2004, the Company acquired restricted cash of approximately $5.0 million, which was held in an indemnification trust for the benefit of former Terabeam Corporation directors and officers. This trust was established by Terabeam Corporation in January 2002, the funds were managed by an unrelated trustee, and no claims were asserted against the trust funds. In March 2006, the beneficiaries of that indemnification trust agreed to the early termination of that trust. During the quarter ended June 30, 2006 that indemnification trust was terminated and the net trust proceeds of approximately $5.0 million (after payments to the beneficiaries) were distributed to the Company as unrestricted cash.

         As of June 30, 2006, restricted cash consisted of $0.1 million as collateral for letters of credit relating to lease obligations.

12.      Patent License Agreement - License Agreement Payable

         In February 2006, Terabeam, Inc. and its subsidiaries entered into a settlement agreement with Symbol Technologies, Inc. and its subsidiaries ("Symbol") resolving all outstanding litigation between the companies.

         The Company recorded an intangible asset related to the license at December 31, 2005 based on the present value of the scheduled payments, and will amortize the intangible asset over the useful life of the patents through 2014. The amortization expense recorded for the quarter and six months ended June, 30 2006 totaled approximately $ 278,000 and $383,000, respectively. The Company also recorded a license payable equal to the present value of the scheduled payments. License agreements payable consisted of the following at June 30 (in thousands):

                                                     June 30,       December 31
                                                       2006            2005
                                                   ----------------------------

License Agreement Payable ......................          3,340           3,937
     Current portion ...........................           (813)           (981)
                                                   ------------    ------------
     Long term portion .........................   $      2,527    $      2,956
                                                   ------------    ------------

13.      Recent Accounting Pronouncements

         In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes--An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective beginning Q1 2007. The Company has not yet evaluated the impact of implementation on the consolidated financial statements.

14.      Commitments and Contingencies

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         We provide high-speed wireless communications equipment and services in the United States and internationally. Our systems enable service providers, enterprises, and governmental organizations to deliver high-speed data connectivity enabling a broad range of applications. We also provide wireless solutions for the mobile enterprise, security and surveillance, last mile access, voice and data backhaul, and municipal networks. We believe our fixed wireless systems address the growing need of our customers and end-users to rapidly and cost effectively deploy high-speed communication networks.

         On July 27, 2005, Terabeam, through its wholly owned subsidiary Proxim Wireless Corporation ("New Proxim"), completed its purchase of substantially all of the assets of Proxim Corporation and its subsidiaries Proxim Wireless Networks, Inc. and Proxim International Holdings, Inc. (collectively, "Old Proxim") pursuant to an asset purchase agreement. Old Proxim was a leading provider of wireless networking equipment for Wi-Fi and broadband wireless networks, and provided enterprise and service provider customers with wireless solutions for the mobile enterprise, security and surveillance, last mile access, voice and data backhaul, public hot spots, and metropolitan area networks. Subsequent to the purchase, we moved our corporate headquarters to the Old Proxim offices in San Jose, CA.

         Terabeam and its subsidiaries operate in two primary businesses: broadband wireless equipment and high-speed wireless service and connectivity. The equipment business is the historic operations of Terabeam as a designer, manufacturer, and seller of wireless telecommunications equipment ("Equipment") and generates the substantial majority of the Company's revenues and expenses. This business is conducted through its Proxim Wireless Corporation subsidiary and includes the financial results of the business acquired from Old Proxim. Terabeam's services business, which it began in 2004, is conducted through its Ricochet Networks, Inc. subsidiary. This business ("Services") was acquired with the Ricochet Networks acquisition during the second quarter of 2004. Ricochet Networks has been ranked as one of the five largest wireless Internet service providers (WISPs) in the United States (in terms of subscribers). There are no significant inter-company transactions which affect the revenue or expenses of either segment.

         In April 2006 we announced the retention of an outside consulting firm to explore a variety of possible strategic alternatives for our Ricochet services business. Given the recent interests that have been expressed in Ricochet, we believe that now is an appropriate time to consider various alternatives. These alternatives may include the divestiture of Ricochet, an investment in Ricochet, strategic relationships with Ricochet, sale of some or all of the assets of Ricochet, and a number of other possible alternatives. There can be no assurance that any transaction or other corporate action regarding Ricochet will result from this exploration of alternatives. Further, there can be no assurance whatsoever concerning the type, form, structure, nature, results, timing, or terms and conditions of any such potential action, even if such an action does result from this exploration.

Critical Accounting Policies

      The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect: the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods. We are required to make judgments and estimates about the effect of matters that are inherently uncertain. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from our estimates. During the six months ended June 30, 2006, there were no significant changes to the critical accounting policies we disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on

Form 10-K for the year ended December 31, 2005. The most significant areas involving our judgments and estimates are described below.

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

     Intangible Assets

         Intangible assets are accounted for in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets." Intangible assets with finite lives are amortized over the estimated useful lives using the straight-line method. An impairment loss on such assets is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. Intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually or more frequently if there are indications that the asset is impaired. The impairment test for these assets consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of an intangible asset with an indefinite useful life exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. For either type of intangible asset, after an impairment loss is recognized, the adjusted carrying amount of the intangible asset becomes its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited.

         Our intangible assets include purchased technology and various assets acquired in business combination transactions. Assets acquired in business combination transactions include existing hardware technologies, trade names, existing software technologies, customer relationships, and patents. Some of these assets have finite useful lives, and some have indefinite useful lives.

Results of Operations

For the three months ended June 30, 2006 and 2005

         The following table provides statement of operations data as a percentage of sales for the periods presented.

                                                    Three Months Ended June 30,
                                                    --------------------------

                                                      2006              2005
                                                    --------          --------
Sales .............................................      100%              100%
Cost of goods sold ................................       58                51
                                                    --------          --------

Gross profit ......................................       42                49
Operating expenses
    Selling costs .................................       19                14
    Restructuring charges .........................        1                --
    General and administrative ....................       19                39
    Research and development ......................       18                12
                                                    --------          --------

       Total operating expenses ...................       57                65
                                                    --------          --------

Operating (loss) income ...........................      (15)              (17)
Other income (expenses) ...........................        1                 3
Income taxes ......................................       --                --
                                                    --------          --------

Net loss ..........................................      (14)%             (14)%
                                                    ========         ========

     Sales

         Sales for the three months ended June 30, 2006 were $20.8 million as compared to $7.2 million for the same period in 2005 for an increase of $13.6 million or 189%. This increase is primarily due to the acquisition of the Old Proxim operations in the third quarter of 2005.

         In the most recent quarter, our service business made up less than 5% of our total consolidated revenue. We continue our efforts to increase the number of subscribers for the service business.

         For the quarters ending June 30, 2006 and 2005, international sales, excluding Canada, approximated 54% and 11%, respectively, of total sales. The reason for the large increase in international sales as a percent of sales is because a significant percentage of the sales from the Old Proxim operations were ultimately made to international customers.

     Cost of goods sold and gross profit

         Cost of goods sold and gross profit for the three months ended June 30, 2006 were $12.1 million and $8.7 million, respectively. For the same period in 2005, costs of goods sold and gross profit were $3.7 million and $3.5 million, respectively. Gross profit margin, as a percentage of sales, for the three months ended June 30, 2006 and 2005 was 42% and 49%, respectively. The decrease in gross margin percentage was primarily due to the product mix in the current quarter compared to the first quarter of the prior year.

     Sales and Marketing Expenses

         Sales and marketing expenses consist primarily of employee salaries and associated costs for selling, marketing, customer and technical support as well as field support. Sales and marketing expenses for the three months ended June 30, 2006 were $4.0 million, an increase of $3.0 million over $1.0 million for the same period in 2005. This increase was due primarily to increased headcount and increased sales related expenses due to the acquisition of the Old Proxim sales and distribution channels in the third quarter of 2005.

     Restructuring Charges

         During the quarter ended June 30, 2006 the Company recorded restructuring charges of approximately $116,000. These charges consisted of one-time termination benefits related to a reduction in force, implemented in an effort to streamline operations in response to the first quarter financial results. There were no restructuring charges recorded in the corresponding quarter of 2005.

     General and Administrative Expenses

         General and administrative expenses consist primarily of employee salaries, benefits and associated costs for information systems, finance, legal, and administration of a public company. General and administrative expenses were $4.0 million for the three months ended June 30, 2006 compared to $2.8 million for the three months ended June 30, 2005 resulting in an increase of about 43% or over $1.2 million from the prior year's reporting period. The increase is principally a result of additional headcount and related general and administrative expenses due to the acquisition of Old Proxim's operations. However, due mainly to the higher sales in the current year, general and administrative expenses as a percentage of sales during the second quarter of 2006 were reduced to 19% as compared to 39% in the second quarter of 2005.

     Research and Development Expenses

         Research and development expenses consist primarily of personnel salaries and fringe benefits and related costs associated with our product development efforts. These include costs for development of products and components, test equipment and related facilities. Research and development expenses increased to $3.8 million for the three months ended June 30, 2006 from $0.9 million for the three months ended June 30, 2005, an approximate increase of $2.9 million or 322%. The increase in research and development expenses was primarily due to the addition of research and development engineering personnel through the acquisition of Old Proxim's operations as well as additional prototype material and other related support costs required for our new product development, certification, and introduction efforts.

     Other income (expenses)

         Other income and expenses totaled approximately $258,000 in the second quarter 2006 compared to $202,000 for the corresponding quarter of 2005. There was decrease in interest income of $155,000 due to the cash used to acquire Old Proxim's operations. This decrease was offset by gains on the settlement of certain old Terabeam Corporation property taxes and the sale of certain legacy Ricochet intellectual property during the first quarter of 2006.

For the six months ended June 30, 2006 and 2005

         The following table provides statement of operations data as a percentage of sales for the periods presented.


                                                    Six Months Ended June 30,
                                                    --------------------------

                                                        2006           2005
                                                    -----------     ----------

Sales ............................................          100%           100%
Cost of goods sold ...............................           58             51
                                                    -----------     ----------

Gross profit .....................................           42             49
Operating expenses
    Selling costs ................................           21             15
    Restructuring charges ........................           --             --
    General and administrative ...................           19             38
    Research and development .....................           22             12
                                                    -----------     ----------

       Total operating expenses ..................           62             65
                                                    -----------     ----------

Operating (loss) income ..........................          (20)           (16)
Other income (expenses) ..........................            1              2
Income taxes .....................................           --             --
                                                    -----------     ----------

Net loss .........................................          (19)%          (14)%
                                                    ===========     ==========

     Sales

         Sales for the six months ended June 30, 2006 were $39.3 million as compared to $13.8 million for the same period in 2005 for an increase of $25.5 million or 185%. This increase is primarily due to the acquisition of the Old Proxim operations in the third quarter of 2005.

         In the first six months of 2006, our service business made up less than 5% of our total consolidated revenue. We continue our efforts to increase the number of subscribers for the service business.

         For the six months ending June 30, 2006 and 2005, international sales, excluding Canada, approximated 54% and 18%, respectively, of total sales. The reason for the large increase in international sales as a percent of sales is because a significant percentage of the sales from the Old Proxim operations were ultimately made to international customers.

     Cost of goods sold and gross profit

         Cost of goods sold and gross profit for the six months ended June 30, 2006 were $22.9 million and $16.3 million, respectively. For the same period in 2005, costs of goods sold and gross profit were $7.0 million and $6.8 million, respectively. Gross profit margin, as a percentage of sales, for the six months ended June 30, 2006 and 2005 was 42% and 49%, respectively. The decrease in gross margin percentage was primarily due to the product mix in the current quarter compared to the first six months of the prior year. In addition, due to lower than expected revenue results for the first six months of 2006, certain fixed manufacturing costs were not fully absorbed and contributed to a reduction in gross profit margins.

     Sales and Marketing Expenses

         Sales and marketing expenses consist primarily of employee salaries and associated costs for selling, marketing, customer and technical support as well as field support. Sales and marketing expenses for the six months ended June 30, 2006 were $8.3 million, an increase of $6.3 million over $2.0 million for the same period in 2005. This increase was due primarily to increased headcount and increased sales related expenses due to the acquisition of the Old Proxim sales and distribution channels in the third quarter of 2005.

     General and Administrative Expenses

         General and administrative expenses consist primarily of employee salaries, benefits and associated costs for information systems, finance, legal, and administration of a public company. General and administrative expenses were $7.3 million for the six months ended June 30, 2006 compared to $5.3 million for the six months ended June 30, 2005 resulting in an increase of about 38% or over $2.0 million from the prior year's reporting period. The increase is principally a result of additional headcount and related general and administrative expenses due to the acquisition of Old Proxim's operations. However, general and administrative expenses as a percentage of sales during the first six months of 2006 were reduced to 19% as compared to 38% in the first six months of 2005.

     Research and Development Expenses

         Research and development expenses consist primarily of personnel salaries and fringe benefits and related costs associated with our product development efforts. These include costs for development of products and components, test equipment and related facilities. Research and development expenses increased to $8.6 million for the six months ended June 30, 2006 from $1.7 million for the six months ended June 30, 2005, an approximate increase of $6.9 million or 406%. The increase in research and development was primarily due to the addition of research and development engineering personnel through the acquisition of Old Proxim's operations as well as additional prototype material and other related support costs required for our new product development, certification, and introduction efforts.

     Other income (expenses)

         Other income and expenses totaled approximately $644,000 in the first six months of 2006 compared to $238,000 for the corresponding first half of 2005. There was decrease in interest income of $288,000 due to the cash used to acquire Old Proxim's operations. This decrease was offset by gains on the settlement of certain old Terabeam Corporation leases and property taxes during the first half of 2006, the sale of certain Ricochet intellectual property during the current period, and because there was a permanent write-down in the first quarter of 2005 of certain bond and stock holdings totaling.

Liquidity and Capital Resources

         At June 30, 2006, we had cash, cash equivalents, and investments available-for-sale of $13.6 million. For the six months ended June 30, 2006, cash used by operations was approximately $5.4 million. We currently are meeting our working capital needs through cash on hand as well as internally generated cash from operations and other activities. Cash used by operations includes a net loss of $7.5 million and $1.2 million in changes in assets and liabilities affecting operations, offset by $3.3 million of non-cash items.

         For the six months ended June 30, 2006, cash provided by investing activities was approximately $4.7 million. The cash provided by investing activities was principally related to the release of restricted cash, which had been held in an indemnification trust for the benefit of former Terabeam Corporation directors and officers. In March 2006, the beneficiaries of that indemnification trust agreed to the early termination of that trust. During the quarter ended June 30, 2006 that indemnification trust was terminated and the net trust proceeds of approximately $5.0 million (after payments to the beneficiaries) were distributed to the Company as unrestricted cash. The release of restricted cash was offset by approximately $321,000 used for the purchase of property and equipment.

         Cash provided by financing activities was approximately $55,000 for the six months ended June 30, 2006 and resulted from the exercise of employee stock options during this period.

         We believe that cash flow from operations, along with our cash on hand, should be sufficient to meet the operating cash requirements over the next twelve month period as currently contemplated. Our long-term financing requirements depend upon our growth strategy, which relates primarily to our desire to increase revenue both domestically as well as internationally. However, although the acquisition of Old Proxim's operations in 2005 significantly increased both our domestic and international revenue, we incurred operating losses totaling $7.5 million in the first half of 2006. For the remainder of 2006, we must attempt to increase revenues and adjust operating expenses to levels that will produce positive cash flows and return us to operating profitability. Due to the recent nature of the Old Proxim operation acquisition and the large fluctuations in quarterly revenue we have experienced since the acquisition, management is closely following revenue trends and operating expenses, and reviewing its long term business strategy to evaluate whether there will be a requirement for external financing to fund our operations. One significant constraint to our equipment business growth is the rate of new product introduction. New products or product lines may be designed and developed internally or acquired from existing suppliers to reduce the time to market and inherent risks of new product development. We will also need to use some of our current capital to fund the expected future operating losses in our services business given the significant numbers of new subscribers we would have to add for that business to be profitable. We may also use some of our current capital or raise additional capital for our services business if we decide to expand the geographic areas in which we offer service. Our current resources may have to be supplemented through new bank debt financing, public debt or equity offerings, or other means due to a number of factors, including our acquisition of Old Proxim's operations and our desired rate of future growth. See Item 1A - Risk Factors below and the more detailed discussion of risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

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

         As of June 30, 2006, we had cash and cash equivalents of $13.4 million. The majority of total cash and cash equivalents were on deposit in short-term accounts with two major US banking organizations. Therefore, we do not expect that an increase in interest rates would materially reduce the value of these funds. The primary risk to loss of principal is the fact that these balances are only insured by the Federal Deposit Insurance Corporation up to $100,000 per bank. At June 30, 2006, the uninsured portion totaled approximately $13.2 million. Although an immediate increase in interest rates would not have a material effect on our financial condition or results of operations, declines in interest rates over time would reduce our interest income.

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

         Due to the nature of our liabilities and our short-term investments, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.

Item 4.  Controls and Procedures.

     Disclosure controls and procedures

         Based on their evaluation as of June 30, 2006, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of that date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC's rules and forms. In coming to this conclusion, our Chief Executive Officer and Chief Financial Officer considered the matters described under the next heading and elsewhere in this Form 10-Q.

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

         We acquired the Old Proxim business, including the related accounting and financial systems, during the third quarter of 2005. We have moved our corporate headquarters to the Old Proxim offices in San Jose, CA, and during the quarter ended June 30, 2006 we substantially completed the process of integrating the accounting and financial systems of the two companies. The acquisition of Proxim and integration of the accounting and financial systems has caused us to review our internal control processes. We are in the process of completing this review, and we will determine and implement any necessary revisions to our internal controls resulting from the integration of the two company's accounting and financial systems.

     Changes in internal control over financial reporting

         There was no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over our financial reporting other than the changes described above under the preceding heading "Internal Control over Financial Reporting." We expect we will continue to make revisions and improvements to our internal control over financial reporting, particularly as we complete the final phase of reviewing the integration of the accounting and financial systems of Old Proxim and Terabeam.

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

     Cautionary Statements of General Applicability

         In addition to other factors and matters discussed elsewhere in this Form 10-Q, in our other periodic reports and filings made from time to time with the Securities and Exchange Commission, and in our other public statements from time to time (including, without limitation, our press releases), some of the important factors that, in our view, could cause actual results to differ materially from those expressed, anticipated, or implied in the forward-looking statements include, without limitation, the downturn and continuing uncertainty in the telecommunications industry and global economy; the intense competition in the broadband wireless equipment industry and resulting pressures on our pricing, gross margins, and general financial performance; difficulties in differentiating our products from competing broadband wireless products and other competing technologies; the impact, availability, pricing, and success of competing technologies and products; possible delays in our customers making buying decisions due to the actual or potential availability of new broadband connectivity technologies; difficulties in developing products that will address a sufficiently broad market to be commercially viable; our developing products for portions of the broadband connectivity and access markets that do not grow; our inability to keep pace with rapid technological changes and industry standards; expected declining prices for our products over time; our inability to offset expected price declines with cost savings or new product introductions; our inability to recover capital and other investments made in developing and introducing new products; lack of or delay in market acceptance and demand for our current and contemplated products; difficulties or delays in developing, manufacturing, and supplying products with the contemplated or desired features, performance, price, cost, and other characteristics; difficulties in estimating costs of developing and supplying products; difficulties in developing, manufacturing, and supplying products in a timely and cost-effective manner; difficulties or delays in developing improved products when expected or desired and with the additional features contemplated or desired; our fluctuating financial results, which may be caused at times by receipt of large orders from customers; our limited ability to predict our future financial performance; our possible desire to make limited or no public predictions as to our expected future financial performance; the expected fluctuation in customer demand and commitments; difficulties in predicting our future financial performance, in part due to our past and possible future acquisition activity; our inability to achieve the contemplated benefits of our July 2005 acquisition of Proxim Corporation's operations and any other acquisitions we may contemplate or consummate; management distraction due to those acquisitions, the ability of the companies to integrate in a cost-effective, timely manner without material liabilities or loss of desired employees or customers; the risk that the expected synergies and other benefits of the transactions will not be realized at all or to the extent expected; the risk that cost savings from the transactions may not be fully realized or may take longer to realize than expected; reactions, either positive or negative, of investors, competitors, customers, suppliers, employees, and others to the transactions; the risk that those transactions will, or could, expose us to lawsuits or other liabilities; adverse impacts of purchase accounting treatment and amortization and impairment of intangible assets acquired in any acquisitions; our general lack of receiving long-term purchase commitments from our customers; difficulties or delays in obtaining raw materials, subassemblies, or other components for our products at the times, in the quantities, and at the prices we desire or expect, particularly those that are sole source or available from a limited number of suppliers; inability to achieve and maintain profitability; purchases of excess inventory that ultimately may not be used; difficulties or delays in developing alternative sources for limited or sole source components; our having to reconfigure our products due to our inability to receive sufficient quantities of limited or sole source components; adverse impact of stock option and other accounting rules; our reliance on third party distributors and resellers in our indirect sales model; our dependence on a limited number of significant distributors; our inability to obtain larger customers; dependence on continued demand for broadband connectivity and access; difficulties in attracting and retaining qualified personnel; our dependence on key personnel; competition from companies that hire some of our former personnel; lack of key man life insurance on our executives or other employees; lack of a succession plan; inability of our limited internal manufacturing capacity to meet customers' desires for our products; our substantial reliance on contract manufacturers to obtain raw materials and components for our products and to manufacture, test, and deliver our products; interruptions in our manufacturing operations or the operations of our contract manufacturers or other suppliers; possible adverse impacts on us of the directive on the restriction of the use of certain hazardous substances in electrical and electronic equipment (the RoHS directive), including, without limitation, adverse impacts on our ability to supply our products in the quantities desired and adverse impacts on our costs of supplying products; possible adverse impacts on us of the waste electrical and electronic equipment directive (the WEEE directive), including, without limitation, adverse impacts on our ability to supply our products in the quantities desired and adverse impacts on our costs of supplying products; our failing to maintain adequate levels of inventory; our failure to effectively manage our growth; difficulties in reducing our operating expenses; adverse impacts of the war in Iraq and the war on terrorism generally; cancellation of orders without penalties; the potential for intellectual property infringement, warranty, product liability, and other claims; risks associated with foreign sales such as collection, currency, and political risk; limited ability to enforce our rights against customers in foreign countries; lack of relationships in foreign countries which may limit our ability to expand our international sales and operations; difficulties in complying with existing governmental regulations and developments or changes in governmental regulation; difficulties or delays in obtaining any necessary Federal Communications Commission and other governmental or regulatory certifications, permits, waivers, or approvals; possible adverse consequences resulting from marketing, selling, or supplying products without any necessary Federal Communications Commission or other governmental or regulatory certifications, permits, waivers, or approvals; changes in governmental regulations which could adversely impact our competitive position; our maintaining tight credit limits which could adversely impact our sales; difficulties in our customers or ultimate end users of our products obtaining sufficient funding; difficulties in collecting our accounts receivable; failure or inability to protect our proprietary technology and other intellectual property; possible decreased ability to protect our proprietary technology and other intellectual property in foreign jurisdictions; ability of third parties to develop similar and perhaps superior technology without violating our intellectual property rights; the costs and distraction of engaging in litigation to protect our intellectual property rights, even if we are ultimately successful; adverse impacts resulting from our recent settlement of litigation initiated by Symbol Technologies, Inc.; our limited experience in operating our Ricochet(R) network; adverse impacts on our broadband wireless equipment business due to our Ricochet wireless communications services business; expected ongoing losses from our Ricochet business; our inability to increase and retain subscribers for the Ricochet service; the intense competition in the wireless data access market; different data access technologies which may be superior to the access afforded by our Ricochet business; costs, time, and commitments involved in our possible geographic expansion of the Ricochet network; effectively managing any expansion of the Ricochet network; difficulties in obtaining roof and other attachment rights for our Ricochet network equipment at the times and at the costs and other terms we desire; possible insufficient equipment to expand our Ricochet network; dependence of our Ricochet network on network connections provided by third parties; failure of our third-party contractors to adequately maintain and repair the Ricochet network; possible harmful interference degrading or disrupting the service provided by the Ricochet network; costs of complying with governmental regulations such as Section 404 and other provisions of the Sarbanes-Oxley Act; the expense of defending and settling and the outcome of pending and any future stockholder litigation, including without limitation, our possible exposure under the contemplated settlement of that litigation; the expense of defending and settling and the outcome of pending and any future litigation against us; the expected volatility and possible stagnation or decline in our stock price, particularly due to the relatively low number of shares that trade on a daily basis; future stock sales by our current stockholders, including our current and former directors and management; future actual or potential sales of our stock that we issue upon exercise of stock options or stock warrants; possible dilution of our existing stockholders if we issue stock to acquire other companies or product lines or to raise additional capital; possible better terms of any equity securities we may issue in the future than the terms of our common stock; our limited capital resources and uncertain prospects for obtaining additional financing; the possibility that we may raise additional capital on terms that we or our stockholders find onerous; investment risk resulting in the decrease in value of our investments; and risks, impacts, and effects associated with any acquisitions, investments, or other strategic transactions we may evaluate or in which we may be involved. Many of these and other risks and uncertainties are described in more detail in our annual report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

         We held our annual meeting of stockholders on May 23, 2006. At that meeting, each of the following individuals was elected as a director of Terabeam (these individuals were at the time all the directors of Terabeam) by the following votes:

        Name of Individual             Votes For               Votes Withheld
        ------------------             ---------               --------------
        Daniel A. Saginario            19,629,844                 143,582
        Robert E. Fitzgerald           19,682,708                  90,718
        John W. Gerdelman              19,635,742                 137,684
        Robert A. Wiedemer             19,634,947                 138,479

         As previously reported, Pankaj Manglik has subsequently been appointed to Terabeam's board of directors.

         Also at that annual meeting, our stockholders approved two amendments to Terabeam's 2004 Stock Plan. The first increased the shares of our common stock issuable thereunder by 1,000,000 and was approved by vote of 10,215,416 shares for, 791,704 shares against, 41,119 shares abstained, and 8,725,187 shares non-voted. The second amendment added a provision capping at 500,000 the number of shares of our common stock with respect to which stock rights under the plan may be granted to any participant in any calendar year and was approved by a vote of 10,537,589 shares for, 461,408 shares against, 49,242 shares abstained, and 8,725,187 shares non-voted.

Item 6.    Exhibits.

         See Exhibit Index.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Terabeam, Inc.

Date:  August 14, 2006          By:       /s/  Brian J. Sereda
                                    -----------------------------------
                                    Brian J. Sereda,
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX

       Exhibit
        Number                     Description

         10.1 Employment Agreement between the Registrant and Pankaj S. Manglik dated May 19, 2006 (1).
         10.2 Form of Incentive Stock Option Agreement between the Registrant and Pankaj S. Manglik dated as of May 19, 2006 (1)
         10.3     Amendment No. 2 to 2004 Stock Plan of the Registrant (1)
         10.4 Letter Employment Agreement between the Registrant and Len Eisenstein dated May 24, 2005 (2)
         10.5     Letter Employment Agreement between the Registrant and Brian
                  J. Sereda dated August 2, 2006 (3)
         10.6     Form of Incentive Stock Option Agreement for Executive
                  Officers (3)
         31.1     Certification of Chief Executive Officer Pursuant to Rule
                  13a-14(a).
         31.2     Certification of Chief Financial Officer Pursuant to Rule
                  13a-14(a).
         32.1 Certification Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of
                  Section 1350 of Chapter 63 of Title 18 of the United States
                  Code).

--------------
All non-marked exhibits are filed herewith.

(1) Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on May 25, 2006.
(2) Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on July 31, 2006.
(3) Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on August 4, 2006.