Form 10-Q
period 2006-09-30
TERABEAM, INC.
filed 2006-11-14
CIK 712511

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------
                                    FORM 10-Q
                                  -------------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

      As of October 31, 2006, there were 21,544,772 shares of the registrant's common stock outstanding.


================================================================================

                                   TERABEAM, INC.
                                      INDEX

                                                                                       PAGE NO.
                                                                                      ----------
PART I.       FINANCIAL INFORMATION

    Item 1.      Financial Statements ...........................................         3

                    Consolidated Balance Sheets as of September 30, 2006
                     (unaudited) and December 31, 2005 ..........................         4

                    Consolidated Statements of Operations for the nine months
                     ended September 30, 2006 and 2005 (unaudited) ..............         5

                    Consolidated Statement of Changes in Stockholders' Equity for
                     the nine months ended September 30, 2006 (unaudited) .......         6

                    Consolidated Statements of Cash Flows for the nine months
                     ended September 30, 2006 and 2005 (unaudited) ..............         7

                    Notes to Consolidated Financial Statements (unaudited) ......         8

                 Management's Discussion and Analysis of Financial Condition and
    Item 2.      Results of Operations ..........................................        16

    Item 3.      Quantitative and Qualitative Disclosures about Market Risk .....        23

    Item 4.      Controls and Procedures ........................................        24

PART II.       OTHER INFORMATION

    Item 1.      Legal Proceedings ..............................................        26

    Item 1A.     Risk Factors ...................................................        27

    Item 6.      Exhibits .......................................................        30

SIGNATURE .......................................................................        31

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

Item 1.  Financial Statements.

                                 TERABEAM, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                             September 30,    December 31,
                                                                                 2006             2005
                                                                             -------------    ------------
                                                                              (unaudited)
Assets

Current assets:

  Cash and cash equivalents                                                        $12,387         $14,133

  Investment securities - available-for-sale                                           166             260

  Accounts receivable, net                                                           5,214           8,378

  Inventory                                                                          9,809          10,070

  Prepaid expenses                                                                   1,715           1,045
                                                                             -------------    ------------
    Total current assets                                                            29,291          33,886

Property and equipment, net                                                          3,031           3,924

Other Assets:

   Restricted cash                                                                      76           5,076

   Goodwill                                                                          7,922           7,380

   Intangible assets, net                                                           12,078          23,817

   Deposits and prepaid expenses                                                       263             675
                                                                             -------------    ------------
    Total other assets                                                              20,339          36,948
                                                                             -------------    ------------
    Total assets                                                                   $52,661         $74,758
                                                                             =============    ============
Liabilities and Stockholders' Equity

Current liabilities:

  Accounts payable and accrued expenses                                            $14,006         $15,600

  Deferred revenue                                                                   2,938           2,503

  License agreement payable - current maturities                                       858             981
                                                                             -------------    ------------
    Total current liabilities                                                       17,802          19,084

License agreement payable, net of current maturities                                 2,309           2,956
                                                                             -------------    ------------
    Total liabilities                                                               20,111          22,040

Commitments and contingencies

Stockholders' Equity

Preferred stock, $0.01 par value; authorized 4,500,000, none issued at
   September 30, 2006 and December 31, 2005                                             --              --

Common stock, $0.01 par value, 100,000,000 shares authorized, 21,540,865 issued and outstanding at September 30, 2006, and 21,446,217 issued and
   outstanding at December 31, 2005                                                    215             214

Additional paid-in capital                                                          57,696          56,638

Retained earnings (accumulated deficit)                                            (25,254)         (4,122)

Treasury stock                                                                          --              --

Accumulated other comprehensive income:

  Net unrealized gain (loss) on available-for-sale securities                         (107)            (12)
                                                                             -------------    ------------
    Total stockholders' equity                                                      32,550          52,718
                                                                             -------------    ------------
    Total liabilities and stockholders' equity                                     $52,661         $74,758
                                                                             =============    ============


                             See accompanying notes

                                 TERABEAM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                               For the Three Months Ended      For the Nine Months Ended
                                                      September 30,                   September 30,
                                              ----------------------------    ----------------------------
                                                  2006            2005            2006            2005
                                              ------------    ------------    ------------    ------------
Revenues                                           $17,876         $18,147         $57,162         $31,909

Cost of goods sold                                   9,805          10,503          32,762          17,509

Restructuring provision for excess and
obsolete inventory                                   1,502           2,143           1,502           2,143
                                              ------------    ------------    ------------    ------------
  Gross profit                                       6,569           5,501          22,898          12,257

Operating expenses:

  Selling costs                                      5,123           3,800          13,419           5,831

  Restructuring charges                                 --             944             116             944

  Restructuring charge for impairment of
  intangible assets                                  8,874           4,664           8,874           4,664

  General and administrative                         3,457           3,342          10,812           8,627

  Research and development                           2,823           2,788          11,471           4,438
                                              ------------    ------------    ------------    ------------
      Total operating expenses                      20,277          15,538          44,692          24,504
                                              ------------    ------------    ------------    ------------
Operating income (loss)                            (13,708)        (10,037)        (21,794)        (12,247)

Other income (expenses):

  Interest income                                      101             122             303             612

  Interest expense                                     (50)             (4)           (151)           (140)

  Other income (loss)                                    9              10             552            (106)
                                              ------------    ------------    ------------    ------------
      Total other income (expenses)                     60             128             704             366
                                              ------------    ------------    ------------    ------------
Income (loss) before income taxes                  (13,648)         (9,909)        (21,090)        (11,881)

  Benefit (provision) for income taxes                 (16)             (3)            (42)             11
                                              ------------    ------------    ------------    ------------
Income (loss) before minority interest             (13,664)         (9,912)        (21,132)        (11,870)

   Minority interest in net income of Merry
   Fields                                                0            (101)              0            (101)
                                              ------------    ------------    ------------    ------------
Net income (loss)                                 ($13,664)       ($10,013)       ($21,132)       ($11,971)
                                              ============    ============    ============    ============

   Weighted average shares - basic and
   diluted                                          21,541          21,163          21,515          21,932
                                              ------------    ------------    ------------    ------------
    EPS, basic and diluted                          ($0.63)         ($0.47)         ($0.98)         ($0.55)
                                              ============    ============    ============    ============

                             See accompanying notes

                                 TERABEAM, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
                        (In thousands, except share data)
                                   (Unaudited)

                                              Common Stock
                                          -------------------
                                                                                             Accumulated
                                                                Additional     Retained         Other
                                                                  Paid-in      Earnings     Comprehensive
                                           Shares     Amount      Capital      (Deficit)    Income (Loss)      Total
                                         -----------------------------------------------------------------------------
Balances, January 1, 2006                21,446,217      $214       $56,638      ($4,122)             ($12)    $52,718

Exercise of stock options and warrants       94,648         1            54           --                --          55

Employee stock option amortization               --        --         1,004           --                --       1,004

Comprehensive income:

  Net income (loss)                              --        --            --      (21,132)               --     (21,132)

  Unrealized gain (loss) on investments          --        --            --           --               (95)        (95)
                                         -----------------------------------------------------------------------------
Total comprehensive income (loss)                --        --            --      (21,132)              (95)    (21,227)
                                         -----------------------------------------------------------------------------
Balances, September 30, 2006             21,540,865      $215       $57,696     ($25,254)            ($107)    $32,550
                                         =============================================================================

                             See accompanying notes

                                 TERABEAM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                               Nine Months Ended September 30,
                                                               -------------------------------
                                                                    2006            2005
                                                                ------------    ------------
Cash flows from operating activities:

  Net income (loss)                                                 ($21,132)       ($11,971)

    Depreciation and amortization                                      4,136           1,860

    Loss on write-down of investments available-for-sale                  --             112

    Bad debt allowance (recovery)                                       (179)             26

    Employee stock option amortization                                 1,004              --

    Inventory allowance                                                  107              34

    Restructuring charge for impairment of intangible assets           8,874           4,664

    Restructuring provision for excess and obsolete inventory          1,502           2,143

    Changes in assets and liabilities affecting operations:

      Restricted cash                                                     --              60

      Accounts receivable, net                                         3,298          (1,256)

      Refundable income taxes                                             --             151

      Inventory                                                        (1722)          1,011

      Deposits                                                           104            (180)

      Prepaid expenses                                                  (393)           (706)

      Accounts payable and accrued expenses                           (1,686)           (374)

      License agreement payable                                         (770)             --

      Deferred revenue                                                   435           1,515
                                                                ------------    ------------
          Net cash provided by (used in) operating activities         (6,422)         (2,911)
                                                                ------------    ------------
Cash flows from investing activities:

  Release of restricted cash                                           5,000              --

  Cash used in acquisitions                                               --         (23,916)

  Purchase of securities                                                  --           5,056

  Purchase of property and equipment                                    (379)             --

  Proceeds on disposal of assets held for sale                            --              53

  Investment in capitalized software                                      --            (396)

  Sale of securities                                                      --             169
                                                                ------------    ------------
      Net cash provided by (used in) investing activities              4,621         (19,034)
                                                                ------------    ------------
Cash flows from financing activities:

  Repurchase of common stock                                              --          (2,069)

  Exercise of stock options and warrants                                  55             132

  Repayment of notes payable                                              --          (2,743)
                                                                ------------    ------------
      Net cash provided by (used in) financing activities                 55          (4,680)
                                                                ------------    ------------
Net increase (decrease) in cash and cash equivalents                  (1,746)        (26,625)

Cash and cash equivalents, beginning of period                        14,133          35,368
                                                                ------------    ------------
Cash and cash equivalents, end of period                             $12,387          $8,743
                                                                ============    ============
Supplemental disclosure of cash flow information:

  Cash paid for interest                                                 $79            $160
                                                                ============    ============
  Income taxes paid                                                      $42              $0
                                                                ============    ============

                             See accompanying notes

                                 TERABEAM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

      The consolidated financial statements of Terabeam, Inc. (the "Company" or "Terabeam") for the three month and nine month periods ended September 30, 2006 and 2005 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods then ended. All such adjustments are of a normal recurring nature except as discussed in footnotes 4 and 6 below. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

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

      Terabeam and its subsidiaries operate in two primary businesses: broadband wireless equipment and high-speed wireless service and connectivity. The equipment business is the historic operations of Terabeam as a designer, manufacturer, and seller of wireless telecommunications equipment ("Equipment") and generates the substantial majority of the Company's revenues and expenses. This business is conducted through its Proxim Wireless Corporation subsidiary and includes the financial results of the business acquired from Proxim Corporation ("Old Proxim") in July 2005. Terabeam's services business, which it began in 2004, is conducted through its Ricochet Networks, Inc. subsidiary. This business ("Services") was acquired with the Ricochet Networks acquisition during the second quarter of 2004. Ricochet Networks has been ranked as one of the five largest wireless Internet service providers (WISPs) in the United States (in terms of subscribers). There are no significant inter-company transactions which affect the revenue or expenses of either segment.

      In April 2006, the Company announced the retention of an outside consulting firm to explore a variety of possible strategic alternatives for our Ricochet services business. To date, we have not announced any strategic transaction and have discontinued the engagement of the outside consulting firm. However, we continue to explore a variety of possible strategic alternatives for our Ricochet services business. These alternatives may include the divestiture of Ricochet, an investment in Ricochet, strategic relationships with Ricochet, sale of some or all of the assets of Ricochet, and a number of other possible alternatives. There can be no assurance that any transaction or other corporate action regarding Ricochet will result from this exploration of alternatives. Further, there can be no assurance whatsoever concerning the type, form, structure, nature, results, timing, or terms and conditions of any such potential action, even if such an action does result from this exploration.

      Summarized information for the business segments as of September 30, 2006 and 2005 and for the periods then ended is as follows (in thousands):

      Three Months Ended September 30:

                                         2006:                                2005:
                          ---------------------------------    ---------------------------------
                          Equipment    Services     Total      Equipment    Services     Total
                          ---------    --------    --------    ---------    --------    --------
Assets ................   $  50,659    $  2,002    $ 52,661    $  62,316    $  3,249    $ 65,565
Revenue ...............   $  17,322    $    554    $ 17,876    $  17,500    $    647    $ 18,147
Operating income (loss)   $ (13,123)   $   (585)   $(13,708)   $  (9,439)   $   (598)   $(10,037)

      Nine Months Ended September 30:

                                         2006:                                2005:
                          ---------------------------------    ---------------------------------
                          Equipment    Services     Total      Equipment    Services     Total
                          ---------    --------    --------    ---------    --------    --------
Assets ................   $  50,659    $  2,002    $ 52,661    $  62,316    $  3,249    $ 65,565
Revenue ...............   $  55,006    $  2,156    $ 57,162    $  29,882    $  2,027    $ 31,909
Operating income (loss)   $ (20,269)   $ (1,525)   $(21,794)   $ (10,562)   $ (1,685)   $(12,247)

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

      Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) Share-Based Payment ("SFAS 123R"), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. Stock-based compensation for the first nine months of 2006 includes compensation expense, recognized over the applicable vesting periods, for new share-based awards and for share-based awards granted prior to, but not yet vested, as of December 31, 2005 (modified prospective application). Stock-based compensation for the three-month periods ended September 30, 2006 and 2005 totaled approximately $435,000 and $220,000, respectively, and is included in cost of goods sold and operating expenses in the condensed consolidated statements of operations only for the period ended September 30, 2006. Stock-based compensation for the nine-month periods ended September 30, 2006 and 2005 totaled approximately $1,004,000 and $1,006,000, respectively, and is included in cost of goods sold and operating expenses in the condensed consolidated statements of operations only for the period ended September 30, 2006.

      For the quarter and nine months ended September 30, 2006, the operating loss, the loss before income taxes and the net loss were $435,000 and $1,004,000 higher, respectively, and the basic and diluted loss per share were $0.02 and $0.05 higher due to the adoption of SFAS 123R. Net cash used in operating activities and net cash provided by financing activities were not changed by the adoption of SFAS 123R.

      The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions for 2006 and 2005: risk-free interest rate of 4.51% - 5.02 % and 3.58%, expected life of 4 years and 5 years, volatility, calculated using historical volatility, of 260% - 284% and 111% and dividend rate of zero percent, respectively. Using these assumptions, the weighted average fair value of the stock options granted in the quarter and nine months ended September 30, 2006 was $1.87 and $2.55, respectively, and the weighted average fair value of the stock options granted in 2005 was $2.38. The fair value of the stock options granted will be amortized as compensation expense over the vesting period of the options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS No. 123R.

      No tax effects are recognized currently for the granting of share-based compensation arrangements as the Company currently cannot estimate the realizability of related tax benefits as the Company is in a net operating tax loss position with tax NOL carryforwards as described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC.

      Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS 123R for the quarter and nine months ending September 30, 2005, the consolidated net loss and net loss per share would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):


                                                                           Three months      Nine months
                                                                          ended Sept 30,    ended Sept 30,
                                                                               2005              2005
                                                                          ---------------------------------
                                                                           (unaudited)       (unaudited)
      Net income (loss) attributable to common stockholders, as
         reported: ....................................................   $      (10,013)   $      (11,971)
      Less:  Total stock based employee compensation expense
         determined under the fair value based method for all awards ..             (220)           (1,006)
                                                                          --------------------------------
      Pro forma net income (loss) attributable to common
         stockholders .................................................   $      (10,233)   $      (12,977)
                                                                          ================================

      Basic and diluted net loss per common share, as reported ........   $        (0.47)   $        (0.55)
                                                                          ================================

      Basic  and diluted net loss per common share, pro forma .........   $        (0.48)   $        (0.59)
                                                                          ================================

3.    Comprehensive Loss

      The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." During the nine months ended September 30, 2006 and 2005, the Company had comprehensive losses of $21.2 million and $12.0 million respectively, including approximately $95,000 and $15,000 (unaudited), respectively, of unrealized losses on available-for-sale investments, net of income taxes of $0 and $0, respectively.

4.    Inventory and Restructuring Provision for Excess and Obsolete Inventory

            (in thousands)

                                                                September 30,    December 31,
                                                                    2006             2005
                                                                -------------    ------------
                                                                 (unaudited)
            Raw materials ...................................   $       8,198    $      4,737
            Work in process .................................             641             437
            Finished goods ..................................          12,005          13,863
                                                                --------------   ------------
                                                                       20,844          19,037
            Allowance for excess and obsolescence ...........         (11,035)         (8,967)
                                                                --------------   ------------
            Net Inventory ...................................   $       9,809    $     10,070
                                                                --------------   ------------

      During the three months ended September 30, 2006, the Company recorded a $1.5 million inventory restructuring provision for excess and obsolete inventory related to certain under-performing product lines.

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

      During the nine months ended September 30, 2006, the Company recorded restructuring charges of approximately $116,000. These charges consisted of one-time termination benefits related to a reduction in force, implemented in an effort to streamline operations in response to the first quarter financial results.

      During the quarter ended September 30, 2005, and subsequent to the Old Proxim acquisition, the Company recorded restructuring charges of approximately $944,000. These charges consisted of operating lease commitments related to facilities which were closed during the quarter, and severance payments to Terabeam employees laid off subsequent to the Old Proxim acquisition.

6.    Intangibles and Restructuring Provision for Impairment of Intangibles

    Schedule of Non-Amortizable Assets


                                                                      September 30,     December 31,
                                                                     ---------------   --------------
                                                                          2006              2005
                                                                       (unaudited)
                                                                     ---------------   --------------
                                                                              (in thousands)
        Trade names - indefinite useful life ...............                   2,250            2,250
                                                                     ---------------   --------------
         Less: Impairment charge at Sept 30, 2006 ..........                  (1,100)              --
                                                                     ===============   ==============
        Trade names - indefinite useful life, net ..........         $         1,150   $        2,250
                                                                     ===============   ==============

    Schedule of Amortizable Assets

                                                                      September 30,      December 31,
                                                                      -------------     -------------
                                                                          2006               2005
                                                                       (unaudited)
                                                                      -------------     -------------
                                                                              (in thousands)
        Capitalized software - placed in service ..................   $        1,225    $       1,225
        Patents, customer relationships and other technologies with
          identifiable useful lives ...............................           24,031           24,031
                                                                     ---------------   --------------
        Total Intangible Assets ...................................           25,256           25,256
        Less: Impairment charges at Sept 30, 2006 .................           (7,774)              --
        Less:  accumulated amortization ...........................           (6,554)          (3,689)
                                                                     ---------------   --------------
        Amortizable intangible assets, net ........................   $       10,928    $      21,567
                                                                     ===============   ==============

      Amortization is computed using the straight-line method over the estimated useful life, based on the Company's assessment of technological obsolescence of the respective assets. Amortization expense for the three months and nine months ended September 30, 2006 totaled approximately $0.9 million and $2.8 million, respectively. The weighted average estimated useful life is 6.2 years. There is no estimated residual value.

   Impairment of Intangibles:

      During the quarter ended September 30, 2006, in accordance with the guidance contained in the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company tested certain intangible assets for impairment because management determined that the year to date losses and weaker than expected third quarter revenues were indications that these assets may be impaired. An impairment loss on such assets is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. In the quarter ended September 30, 2006, the Company recorded a charge for the impairment of amortizable intangible assets totaling

$7.8 million. The charges were based on an independent third party valuation of the intangible assets, and consisted of:

            o A charge of $881,000 from the write off of intangibles related to the acquisition of Karlnet, Inc. in 2004. The intangible assets, Kbridge technology, Karlnet customer relationships, and the TurboCell trade name were related to products that the Company has recently decided to discontinue.

            o A $2.1 million charge related to the developed components technology acquired in the acquisition of Terabeam Corporation in 2004. The revised valuation at September 30, 2006 is $290,000, and this amount will be amortized over a remaining useful life of 45 months.

            o A charge of $4.8 million related to the developed technology acquired in the acquisition of Old Proxim in 2005.

      In addition, the Company tested goodwill and other non-amortizable assets at September 30, 2006 in accordance with the guidance contained in the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". Based on an independent third party valuation, the company recorded a $1.1 million charge related to the Proxim trade name. The revised valuation at September 30, 2006 is $1.1 million, and has an indefinite useful life. There was no impairment indicated for goodwill.

      The total charge for impairment of amortizable and indefinite-lived intangible assets in the accompanying financial statements at September 30, 2006 is approximately $8.9 million.

   Prior Year Impairment of Intangibles:

      During the quarter ended September 30, 2005, and subsequent to the Old Proxim acquisition, the restructuring of the Company and the Company's product lines affected the carrying value of certain intangible assets, and the Company recorded a charge for the impairment of intangible assets in the accompanying 2005 financial statements totaling $4.7 million. These charges consisted of:

            o A $3.6 million impairment charge related to the Terabeam trade name in accordance with the guidance contained in the SFAS 142, "Goodwill and Other Intangible Assets". Subsequent to the Old Proxim acquisition, the Company chose to sell its wireless equipment products under the go to market name of Proxim Wireless. Since there will be no future revenue stream based on the Terabeam name, an independent third party valuation determined that the fair value of the Terabeam trade name was de minimis at September 30, 2005.

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

7.    Goodwill

      Goodwill consisted of the following (in thousands):

                                              September 30,   December 31,
                  -------------------------   ----------------------------
                  Acquisition                     2006            2005
                  -------------------------   ----------------------------
                                               (unaudited)
                  -------------------------   ----------------------------
                  KarlNet .................   $       2,491   $      2,491
                  Terabeam ................           3,322          3,322
                  Old Proxim ..............           2,109          1,567
                                              ----------------------------
                  Goodwill ................   $       7,922   $      7,380
                                              ============================

      Old Proxim goodwill increased by approximately $842,000 during the first nine months of 2006 due to adjustments in the purchase price allocation related to the Proxim acquisition.

      Goodwill is tested for impairment at least annually at the reporting unit level, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

8.    Earnings per share

                         (In Thousands)                      Three Months Ended Sept 30,    Nine Months Ended Sept 30,
                                                             ---------------------------   ---------------------------
                                                                 2006           2005           2006           2005
                                                             -----------    -----------    -----------    -----------
                                                                     (unaudited)                   (unaudited)
         Numerator:

              Net income (loss) ..........................   $   (13,664)   $   (10,013)   $   (21,132)   $   (11,971)
                                                             ===========    ===========    ===========    ===========
         Denominator- weighted average shares:

              Denominator for basic earnings per share ...        21,541         21,163         21,515         21,932

              Dilutive effect of stock options ...........   $        --    $        --    $        --    $        --
                                                             -----------    -----------    -----------    -----------

              Denominator for diluted earnings per share .        21,541         21,163         21,515         21,932
                                                             ===========    ===========    ===========    ===========

              Basic earnings (loss) per share ............   $     (0.63)   $     (0.47)   $     (0.98)   $     (0.55)
                                                             ===========    ===========    ===========    ===========

              Diluted earnings (loss) per share ..........   $     (0.63)   $     (0.47)   $     (0.98)   $     (0.55)
                                                             ===========    ===========    ===========    ===========

      At September 30, 2006 and 2005, stock options and warrants to purchase shares of common stock were outstanding, but were not included in the computation of diluted earnings for the three month and nine month periods ended September 30, 2006 and 2005 because there was a net loss for each of the applicable periods, and the effect would have been anti-dilutive.

9.    Concentrations

      During nine months ended September 30, 2006, there were two customers who accounted for approximately 15% and 11% of consolidated sales respectively, and in the corresponding nine months of 2005, no one customer accounted for more that 10% of sales.

      The Company maintains the majority of its cash, cash equivalent, and restricted cash balances at two major US banks. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per bank. At September 30, 2006 and 2005, the uninsured portion totaled approximately $13.5 million and $13.2 million, respectively.

10.   KarlNet

      On May 13, 2004, Terabeam acquired KarlNet. The definitive acquisition agreement contained provisions that provided for certain contingent consideration after the initial acquisition date. Terabeam may pay up to an additional $2.5 million over the two years following closing based on achievement of certain milestones and compliance with other conditions. Although the Company has received a letter from sellers demanding payment of the first $1.0 million contingent payment, it is the Company's position that, as of September 30, 2006, no events have occurred that have triggered the obligation to pay any of the contingent consideration.

11.   License Agreement Payable

      In February 2006, Terabeam, Inc. and its subsidiaries entered into a settlement agreement with Symbol Technologies, Inc. and its subsidiaries ("Symbol") resolving all outstanding litigation between the companies.

      The Company recorded an intangible asset related to the license at December 31, 2005 based on the present value of the scheduled payments, and will amortize the intangible asset over the useful life of the patents through 2014. The amortization expense recorded for the quarter and nine months ended September, 30 2006 totaled approximately $105,000 and $315,000, respectively. The Company also recorded a license payable equal to the present value of the scheduled payments. License agreements payable consisted of the following at September 30 (in thousands):

                                                  September 30,    December 31
                                                       2006           2005

                                                   (unaudited)
                                                  -------------    -----------
    License Agreement Payable .................           3,167          3,937
         Current portion ......................            (858)          (981)
                                                  -------------    -----------
         Long term portion ....................   $       2,309    $     2,956
                                                  -------------    -----------

12.   Recent Accounting Pronouncements

      In June 2006, the Financial Accounting Standards Board (FASB) issued FASB interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109", which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective beginning Q1 2007. The Company has not yet evaluated the impact of implementation on the consolidated financial statements.

      In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements in financial statements, but standardizes its definition and guidance in GAAP. Thus, for some entities, the application of this statement may change current practice. SFAS No. 157 is effective for the Company beginning on January 1, 2008. The Company is currently evaluating the impact that the adoption of this statement may have on its financial position and results of operations.

      In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"). SFAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. The provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006. The provisions of SFAS 158 are not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

13.   Commitments and Contingencies

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

   General
   -------

      We are subject to potential liability under contractual and other matters and various claims and legal actions which are pending or may be asserted against us or our subsidiaries, including claims arising from contractual obligations of Proxim Corporation that we assumed and from excess leased facilities. These matters may arise in the ordinary course and conduct of our business. While we cannot predict the outcome of such claims and legal actions with certainty, we currently believe that such matters should not result in any liability which would have a material adverse affect on our business.

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

      Terabeam and its subsidiaries operate in two primary businesses: broadband wireless equipment and high-speed wireless service and connectivity. The equipment business is the historic operations of Terabeam as a designer, manufacturer, and seller of wireless telecommunications equipment ("Equipment") and generates the substantial majority of the Company's revenues and expenses. This business is conducted through its Proxim Wireless Corporation subsidiary and includes the financial results of the business acquired from Proxim Corporation ("Old Proxim") in July 2005. Terabeam's services business, which it began in 2004, is conducted through its Ricochet Networks, Inc. subsidiary. This business ("Services") was acquired with the Ricochet Networks acquisition during the second quarter of 2004. Ricochet Networks has been ranked as one of the five largest wireless Internet service providers (WISPs) in the United States (in terms of subscribers). There are no significant inter-company transactions which affect the revenue or expenses of either segment.

      In April 2006 we announced the retention of an outside consulting firm to explore a variety of possible strategic alternatives for our Ricochet services business. To date, we have not announced any strategic transaction and have discontinued the engagement of the outside consulting firm. However, we continue to explore a variety of possible strategic alternatives for our Ricochet services business. These alternatives may include the divestiture of Ricochet, an investment in Ricochet, strategic relationships with Ricochet, sale of some or all of the assets of Ricochet, and a number of other possible alternatives. There can be no assurance that any transaction or other corporate action regarding Ricochet will result from this exploration of alternatives. Further, there can be no assurance whatsoever concerning the type, form, structure, nature, results, timing, or terms and conditions of any such potential action, even if such an action does result from this exploration.

Critical Accounting Policies

      The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect: the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods. We are required to make judgments and estimates about the effect of matters that are inherently uncertain. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from our estimates. During the nine months ended September 30, 2006, there were no significant changes to the critical accounting policies we disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005. The most significant areas involving our judgments and estimates are described below.

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

Results of Operations

For the three months ended September 30, 2006 and 2005

      The following table provides statement of operations data as a percentage of sales for the periods presented.

                                                                         Three Months Ended
                                                                           September 30,
                                                                            (unaudited)
                                                                         ------------------

                                                                            2006     2005
                                                                           ------   ------
            Sales .......................................................    100%     100%
            Cost of goods sold ..........................................     55       58
            Restructuring provision for excess and obsolete inventory ...      8       12
                                                                           -----    -----
            Gross profit ................................................     37       30
            Operating expenses:
                Selling costs ...........................................     29       21
                Restructuring charges ...................................     --        5
                Restructuring charges for impairment of intangible assets     50       26
                General and administrative ..............................     19       18
                Research and development ................................     16       15
                                                                           -----    -----
                   Total operating expenses .............................    114       85
                                                                           -----    -----
            Operating (loss) income .....................................    (77)     (55)
            Other income (expenses) .....................................     --        1
            Income taxes ................................................     --       --
            Minority interest in net income of Merry Fields .............     --       (1)
                                                                           -----    -----

            Net income ..................................................    (76)%    (55)%
                                                                           =====    =====


   Sales

      Sales for the three months ended September 30, 2006 were $17.9 million as compared to $18.1 million for the same period in 2005 for a decrease of $0.2 million or 1.1%. This decrease is primarily due a decrease in demand for our products in the third quarter of 2006 as compared to the corresponding quarter of 2005. The decrease occurred even though only two full months of sales related to the acquired Old Proxim products were included in sales during the third quarter of 2005.

      In the most recent quarter, our service business made up less than 5% of our total consolidated revenue. We continue our efforts to increase the number of subscribers and opportunities for the service business.

      For the quarters ending September 30, 2006 and 2005, international sales, excluding Canada, approximated 45% and 41%, respectively, of total sales. The reason for the increase in international sales as a percent of sales is because a significant percentage of the sales from the Old Proxim operations are ultimately made to international customers.

   Cost of goods sold and gross profit

      Cost of goods sold and gross profit for the three months ended September 30, 2006 were $11.3 million and $6.6 million, respectively. For the same period in 2005, costs of goods sold and gross profit were $12.6 million and $5.5 million, respectively. The cost of goods sold in the third quarters of 2006 and 2005 included restructuring provisions for excess and obsolete inventory totaling $1.5 million and $2.1 million, respectively. Gross profit margin, as a percentage of sales, for the three months ended September 30, 2006 was 37% with the restructuring provision and 45% without restructuring charges, and for the quarter ended September 30, 2005 was 30% with the restructuring provision and 42% without restructuring charges. The favorable increase in gross margin percentage was primarily due to the product mix in the current quarter compared to the corresponding quarter of the prior year.

   Sales and Marketing Expenses

      Sales and marketing expenses consist primarily of employee salaries and associated costs for selling, marketing, customer and technical support as well as field support. Sales and marketing expenses for the three months ended September 30, 2006 were $5.1 million, an increase of $1.3 million over $3.8 million for the same period in 2005. This increase was due primarily to additional commissions and incentives programs for the sales force during the current quarter. In addition, the increase in headcount due to the acquisition of the Old Proxim sales and distribution channels was reflected in expense during the entire third quarter of 2006, but for only two months during the third quarter of 2005.

   Restructuring Charges

      During the quarter ended September 30, 2005 we recorded restructuring charges for severance and excess facilities of approximately $944,000. There were no restructuring charges recorded for these matters in the corresponding quarter of the current year.

   Restructuring Charges for impairment of intangible assets

      During the quarter ended September 30, 2006 we recorded restructuring charges for the impairment of intangible assets totaling $8.9 million. There was a restructuring charge for the impairment of certain intangible assets totaling $4.7 million recorded in the corresponding quarter of 2005. Details of these restructuring charges are contained in footnote 6 to the financial statements in
Part I, Item 1 above.

   General and Administrative Expenses

      General and administrative expenses consist primarily of employee salaries, benefits and associated costs for information systems, finance, legal, and administration of a public company. General and administrative expenses were $3.5 million for the three months ended September 30, 2006 compared to $3.3 million for the three months ended September 30, 2005. General and administrative expenses as a percentage of sales during the third quarter of 2006 were 19% as compared to 18% in the third quarter of 2005.

   Research and Development Expenses

      Research and development expenses consist primarily of personnel salaries and fringe benefits and related costs associated with our product development efforts. These include costs for development of products and components, test equipment and related facilities. Research and development expenses increased slightly, but rounded to $2.8 million for each of the three month periods ended September 30, 2006 and 2005. Research and development expenses as a percentage of sales during the third quarter of 2006 were 16% as compared to 15% in the third quarter of 2005.

   Other income (expenses)

      Other income and expenses totaled approximately $60,000 in the second quarter 2006 compared to $128,000 for the corresponding quarter of 2005. There was decrease in interest income of $21,000 due the decrease in the cash balance, and an increase in interest expense of approximately $46,000 due to the interest related to the license agreement payable recorded subsequent to the third quarter of 2005.

For the nine months ended September 30, 2006 and 2005

         The following table provides statement of operations data as a percentage of sales for the periods presented.

                                                                             Nine Months Ended
                                                                               September 30,
                                                                                (unaudited)
                                                                             -----------------

                                                                               2006     2005
                                                                               ----     ----
               Sales .......................................................    100%     100%
               Cost of goods sold ..........................................     57       55
               Restructuring provision for excess and obsolete inventory ...      3        7
                                                                               ----     ----
               Gross profit ................................................     40       38
               Operating expenses:
                   Selling costs ...........................................     23       18
                   Restructuring charges ...................................     --        3
                   Restructuring charges for impairment of intangible assets     15       15
                   General and administrative ..............................     19       27
                   Research and development ................................     20       14
                                                                               ----     ----
                      Total operating expenses .............................     77       77

                                                                               ----     ----
               Operating (loss) income .....................................    (38)     (39)
               Other income (expenses) .....................................      1        1
               Income taxes ................................................     --       --
               Minority interest in net income of Merry Fields .............     --       --
                                                                               ----     ----

               Net income ..................................................    (37)%    (38)%
                                                                               ====     ====

   Sales

      Sales for the nine months ended September 30, 2006 were $57.2 million as compared to $31.9 million for the same period in 2005 for an increase of $25.3 million or 79%. This increase is primarily due to the acquisition of the Old Proxim operations in the third quarter of 2005.

      In the first nine months of 2006, our service business made up less than 5% of our total consolidated revenue. We continue our efforts to increase the number of subscribers and opportunities for the service business.

      For the nine month periods ending September 30, 2006 and 2005, international sales, excluding Canada, approximated 51% and 29%, respectively, of total sales. The reason for the large increase in international sales as a percent of sales is because a significant percentage of the sales from the Old Proxim operations were ultimately made to international customers.

   Cost of goods sold and gross profit

      Cost of goods sold and gross profit for the nine months ended September 30, 2006 were $34.3 million and $22.9 million, respectively. For the same period in 2005, costs of goods sold and gross profit were $19.7 million and $12.3 million, respectively. The cost of goods sold in the first nine months of 2006 and 2005 included restructuring provisions for excess and obsolete inventory totaling $1.5 million and $2.1 million, respectively. Gross profit margin, as a percentage of sales, for the nine months ended September 30, 2006 was 40% with the restructuring provision and 43% without restructuring charges, and for the nine months ended September 30, 2005 was 38% with the restructuring provision and 45% without restructuring charges. The decrease in gross margin percentage (without restructuring charges) was primarily due to the product mix in the current nine months compared to the first nine months of the prior year. In addition, due to lower than expected revenue results for the first nine months of 2006, certain fixed manufacturing costs were not fully absorbed and contributed to a reduction in gross profit margins.

   Sales and Marketing Expenses

      Sales and marketing expenses consist primarily of employee salaries and associated costs for selling, marketing, customer and technical support as well as field support. Sales and marketing expenses for the nine months ended September 30, 2006 were $13.4 million, an increase of $7.6 million over $5.8 million for the same period in 2005. This increase was due primarily to increased headcount and increased sales related expenses due to the acquisition of the Old Proxim sales and distribution channels in the third quarter of 2005, along with additional commissions and incentives to the sales force during the current quarter.

   Restructuring Charges

      During the nine months ended September 30, 2006 we recorded restructuring charges of approximately $116,000. These charges consisted of one-time termination benefits related to a reduction in force, implemented in an effort to streamline operations in response to the first quarter financial results. During the corresponding nine months of 2005 we recorded restructuring charges for severance and excess facilities of approximately $944,000.

   Restructuring Charges for impairment of intangible assets

      During the nine months ended September 30, 2006 we recorded restructuring charges for the impairment of intangible assets totaling $8.9 million. There was a restructuring charge for the impairment of certain intangible assets totaling $4.7 million recorded in the corresponding period of 2005. Details of these restructuring charges are contained in footnote 6 to the financial statements in
Part I, Item 1 above.

   General and Administrative Expenses

      General and administrative expenses consist primarily of employee salaries, benefits and associated costs for information systems, finance, legal, and administration of a public company. General and administrative expenses were $10.8 million for the nine months ended September 30, 2006 compared to $8.6 million for the nine months ended September 30, 2005 resulting in an increase of about 26% or $2.2 million from the prior year's reporting period. The increase is principally a result of additional headcount and related general and administrative expenses due to the acquisition of Old Proxim's operations. However, general and administrative expenses as a percentage of sales during the first nine months of 2006 were reduced to 19% as compared to 27% in the first nine months of 2005.

   Research and Development Expenses

      Research and development expenses consist primarily of personnel salaries and fringe benefits and related costs associated with our product development efforts. These include costs for development of products and components, test equipment and related facilities. Research and development expenses increased to $11.5 million for the nine months ended September 30, 2006 from $4.4 million for the nine months ended September 30, 2005, an approximate increase of $7.1 million or 161%. The increase in current year to date research and development costs over the same period in fiscal 2005 was primarily due to the addition of research and development engineering personnel through the acquisition of Old Proxim's operations as well as additional prototype material and other related support costs required for our new product development, certification, and introduction efforts.

   Other income (expenses)

      Other income and expenses totaled approximately $704,000 in the first nine months of 2006 compared to $366,000 for the corresponding first nine months of 2005. There was a decrease in interest income of $309,000 due to reduced cash balances primarily from the cash used to acquire Old Proxim's operations and ongoing operating losses. This decrease was offset by gains on the settlement of certain old Terabeam Corporation leases and property taxes, and the sale of certain Ricochet intellectual property during the first three quarters of 2006, and because there was a permanent write-down in the first nine months of 2005 of certain bond and stock holdings totaling $112,000.

Liquidity and Capital Resources

      At September 30, 2006, we had cash, cash equivalents, and investments available-for-sale of $12.6 million. For the nine months ended September 30, 2006, cash used by operations was approximately $6.4 million. We currently are meeting our working capital needs through cash on hand as well as internally generated cash from operations and other activities. Cash used by operations includes a net loss of $21.1 million and $0.9 million in changes in assets and liabilities affecting operations, offset by $15.6 million of non-cash items. The non-cash items include restructuring charges for impairment of intangible assets and for excess and obsolete inventory totaling $10.2 million.

      For the nine months ended September 30, 2006, cash provided by investing activities was approximately $4.6 million. The cash provided by investing activities was principally related to the release of restricted cash, which had been held in an indemnification trust for the benefit of former Terabeam Corporation directors and officers. In March 2006, the beneficiaries of that indemnification trust agreed to the early termination of that trust. During the quarter ended June 30, 2006 that indemnification trust was terminated and the net trust proceeds of approximately $5.0 million (after payments to the beneficiaries) were distributed to the Company as unrestricted cash. The release of restricted cash was offset by approximately $379,000 used for the purchase of property and equipment.

      Cash provided by financing activities was approximately $55,000 for the nine months ended September 30, 2006 and resulted from the exercise of employee stock options during this period.

      We believe that cash flow from operations, along with our cash on hand, should be sufficient to meet the operating cash requirements over the next twelve month period as currently contemplated. Our long-term financing requirements depend upon our growth strategy, which relates primarily to our desire to increase revenue both domestically as well as internationally. However, although the acquisition of Old Proxim's operations in 2005 significantly increased both our domestic and international revenue, we incurred operating losses totaling $21.5 million in the first nine months of 2006. For the remainder of 2006 and 2007, we must attempt to increase revenues and adjust operating expenses to levels that will produce positive cash flows and return us to operating profitability. Due to the large fluctuations in quarterly revenue we have experienced since the Old Proxim operation acquisition, management is closely following revenue trends and operating expenses, and reviewing its long term business strategy to evaluate whether there will be a requirement for external financing to fund our operations. One significant constraint to our equipment business growth is the rate of new product introduction. New products or product lines may be designed and developed internally or acquired from existing suppliers to reduce the time to market and inherent risks of new product development. We will also need to use some of our current capital to fund the expected future operating losses in our services business given the significant numbers of new subscribers we would have to add for that business to be profitable. We may also use some of our current capital or raise additional capital for our services business if we decide to expand the geographic areas in which we offer service. Our current resources may have to be supplemented through new bank debt financing, public debt or equity offerings, or other means due to a number of factors, including our acquisition of Old Proxim's operations and our desired rate of future growth. See Part II, Item 1A - Risk Factors below and the more detailed discussion of risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Disclosures About Market Risk

      The following discusses our exposure to market risks related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are exposed to risks and uncertainties, many of which are out of our control. Actual results could vary materially as a result of a number of factors, including those discussed below in Part II, Item 1A - Risk Factors.

      As of September 30, 2006, we had cash and cash equivalents of $12.4 million. The majority of total cash and cash equivalents were on deposit in short-term accounts with two major US banking organizations. Therefore, we do not expect that an increase in interest rates would materially reduce the value of these funds. The primary risk to loss of principal is the fact that these balances are only insured by the Federal Deposit Insurance Corporation up to $100,000 per bank. At September 30, 2006, the uninsured portion totaled approximately $12.5 million. Although an immediate increase in interest rates would not have a material effect on our financial condition or results of operations, declines in interest rates over time would reduce our interest income.

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

Item 4. Controls and Procedures.

  Disclosure controls and procedures

      Based on their evaluation as of September 30, 2006, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of that date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC's rules and forms. In coming to this conclusion, our Chief Executive Officer and Chief Financial Officer considered the matters described under the next heading and elsewhere in this Form 10-Q.

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

      We acquired the Old Proxim business, including the related accounting and financial systems, during the third quarter of 2005. We have moved our corporate headquarters to the Old Proxim offices in San Jose, CA, and during the quarter ended June 30, 2006 we substantially completed the process of integrating the accounting and financial systems of the two companies. We will continue to review our internal control processes as we begin the process to comply with Sarbanes-Oxley Act Section 404 by the end of 2007 (as currently scheduled), and we will determine and implement any necessary revisions to our internal controls resulting from this process.

   Changes in internal control over financial reporting

      There was no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over our financial reporting other than the changes described above under the preceding heading "Internal Control over Financial Reporting." We expect we will continue to make revisions and improvements to our internal control over financial reporting, particularly as we complete the final phase of reviewing the integration of the accounting and financial systems of Old Proxim and Terabeam and begin the process to comply with Sarbanes-Oxley Act Section 404.

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

  General
  -------

      We are subject to potential liability under contractual and other matters and various claims and legal actions which are pending or may be asserted against us or our subsidiaries, including claims arising from contractual obligations of Proxim Corporation that we assumed and from excess leased facilities. These matters may arise in the ordinary course and conduct of our business. While we cannot predict the outcome of such claims and legal actions with certainty, we currently believe that such matters should not result in any liability which would have a material adverse affect on our business.

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

   Cautionary Statements of General Applicability

      In addition to other factors and matters discussed elsewhere in this Form 10-Q, in our other periodic reports and filings made from time to time with the Securities and Exchange Commission, and in our other public statements from time to time (including, without limitation, our press releases), some of the important factors that, in our view, could cause actual results to differ materially from those expressed, anticipated, or implied in the forward-looking statements include, without limitation, the downturn and continuing uncertainty in the telecommunications industry and global economy; the intense competition in the broadband wireless equipment industry and resulting pressures on our pricing, gross margins, and general financial performance; difficulties in differentiating our products from competing broadband wireless products and other competing technologies; the impact, availability, pricing, and success of competing technologies and products; possible delays in our customers making buying decisions due to the actual or potential availability of new broadband connectivity technologies; difficulties in developing products that will address a sufficiently broad market to be commercially viable; our developing products for portions of the broadband connectivity and access markets that do not grow; our inability to keep pace with rapid technological changes and industry standards; expected declining prices for our products over time; our inability to offset expected price declines with cost savings or new product introductions; our inability to recover capital and other investments made in developing and introducing new products; lack of or delay in market acceptance and demand for our current and contemplated products; difficulties or delays in developing, manufacturing, and supplying products with the contemplated or desired features, performance, price, cost, and other characteristics; difficulties in estimating costs of developing and supplying products; difficulties in developing, manufacturing, and supplying products in a timely and cost-effective manner; difficulties or delays in developing improved products when expected or desired and with the additional features contemplated or desired; our fluctuating financial results, which may be caused at times by receipt of large orders from customers; our limited ability to predict our future financial performance; our possible desire to make limited or no public predictions as to our expected future financial performance; the expected fluctuation in customer demand and commitments; difficulties in predicting our future financial performance, in part due to our past and possible future acquisition activity; our inability to achieve the contemplated benefits of our July 2005 acquisition of Proxim Corporation's operations and any other acquisitions we may contemplate or consummate; management distraction due to those acquisitions; the ability of the companies to integrate in a cost-effective, timely manner without material liabilities or loss of desired employees or customers; the risk that the expected synergies and other benefits of the transactions will not be realized at all or to the extent expected; the risk that cost savings from the transactions may not be fully realized or may take longer to realize than expected; reactions, either positive or negative, of investors, competitors, customers, suppliers, employees, and others to the transactions; the risk that those transactions will, or could, expose us to lawsuits or other liabilities; obligations arising from contractual obligations of Proxim Corporation that we assumed; litigation risks, obligations, and expenses arising from contractual obligations of Proxim Corporation that we assumed; management and other employee distraction due to litigation arising from contractual obligations of Proxim Corporation that we assumed; adverse impacts of purchase accounting treatment and amortization and impairment of intangible assets acquired in any acquisitions; our general lack of receiving long-term purchase commitments from our customers; cancellation of orders without penalties; the ability of our customers to return to us some or all of the products they had previously purchased from us with the resulting adverse financial consequences; costs, administrative burdens, risks, and obligations arising from terms and conditions that we find onerous but that are imposed upon us by certain customers as a condition of buying products from us; our not selling products to certain customers due to our refusal to accept their terms and conditions of sale that we find onerous; difficulties or delays in obtaining raw materials, subassemblies, or other components for our products at the times, in the quantities, and at the prices we desire or expect, particularly those that are sole source or available from a limited number of suppliers; inability to achieve and maintain profitability; purchases of excess inventory that ultimately may not be used; difficulties or delays in developing alternative sources for limited or sole source components; our having to reconfigure our products due to our inability to receive sufficient quantities of limited or sole source components; adverse impact of stock option and other accounting rules; our reliance on third party distributors and resellers in our indirect sales model; our dependence on a limited number of significant distributors; our inability to obtain larger customers; dependence on continued demand for broadband connectivity and access; difficulties in attracting and retaining qualified personnel; our dependence on key personnel; competition from companies that hire some of our former personnel; lack of key man life insurance on our executives or other employees; lack of a succession plan; inability of our limited internal manufacturing capacity to meet customers' desires for our products; our substantial reliance on contract manufacturers to obtain raw materials and components for our products and to manufacture, test, and deliver our products; interruptions in our manufacturing operations or the operations of our contract manufacturers or other suppliers; possible adverse impacts on us of the directive on the restriction of the use of certain hazardous substances in electrical and electronic equipment (the RoHS directive), including, without limitation, adverse impacts on our ability to supply our products in the quantities desired and adverse impacts on our costs of supplying products; possible adverse impacts on us of the waste electrical and electronic equipment directive (the WEEE directive), including, without limitation, adverse impacts on our ability to supply our products in the quantities desired and adverse impacts on our costs of supplying products; our failing to maintain adequate levels of inventory; our failure to effectively manage our growth; difficulties in reducing our operating expenses; adverse impacts of the war in Iraq and the war on terrorism generally; the potential for intellectual property infringement, warranty, product liability, and other claims; risks associated with foreign sales such as collection, currency, and political risk; limited ability to enforce our rights against customers in foreign countries; lack of relationships in foreign countries which may limit our ability to expand our international sales and operations; difficulties in complying with existing governmental regulations and developments or changes in governmental regulation; difficulties or delays in obtaining any necessary Federal Communications Commission and other governmental or regulatory certifications, permits, waivers, or approvals; possible adverse consequences resulting from marketing, selling, or supplying products without any necessary Federal Communications Commission or other governmental or regulatory certifications, permits, waivers, or approvals; changes in governmental regulations which could adversely impact our competitive position; our maintaining tight credit limits which could adversely impact our sales; difficulties in our customers or ultimate end users of our products obtaining sufficient funding; difficulties in collecting our accounts receivable; failure or inability to protect our proprietary technology and other intellectual property; possible decreased ability to protect our proprietary technology and other intellectual property in foreign jurisdictions; ability of third parties to develop similar and perhaps superior technology without violating our intellectual property rights; the costs and distraction of engaging in litigation to protect our intellectual property rights, even if we are ultimately successful; adverse impacts resulting from our settlement of litigation initiated by Symbol Technologies, Inc.; our limited experience in operating our Ricochet(R) network; adverse impacts on our broadband wireless equipment business due to our Ricochet wireless communications services business; expected ongoing losses from our Ricochet business; our inability to increase and retain subscribers for the Ricochet service; the intense competition in the wireless data access market; different data access technologies which may be superior to the access afforded by our Ricochet business; costs, time, and commitments involved in our possible geographic expansion of the Ricochet network; effectively managing any expansion of the Ricochet network; difficulties in obtaining roof and other attachment rights for our Ricochet network equipment at the times and at the costs and other terms we desire; possible insufficient equipment to expand our Ricochet network; dependence of our Ricochet network on network connections provided by third parties; failure of our third-party contractors to adequately maintain and repair the Ricochet network; possible harmful interference degrading or disrupting the service provided by the Ricochet network; costs of complying with governmental regulations such as Section 404 and other provisions of the Sarbanes-Oxley Act; the expense of defending and settling and the outcome of pending and any future stockholder litigation, including without limitation, our possible exposure under the contemplated settlement of that litigation; the expense of defending and settling and the outcome of pending and any future litigation against us; the expected volatility and possible stagnation or decline in our stock price, particularly due to the relatively low number of shares that trade on a daily basis and public filings regarding sales of our stock by one or more of our significant stockholders; future stock sales by our current stockholders, including our current and former directors and management; future actual or potential sales of our stock that we issue upon exercise of stock options or stock warrants; possible dilution of our existing stockholders if we issue stock to acquire other companies or product lines or to raise additional capital; possible better terms of any equity securities we may issue in the future than the terms of our common stock; our limited capital resources and uncertain prospects for obtaining additional financing; the possibility that we may raise additional capital on terms that we or our stockholders find onerous; investment risk resulting in the decrease in value of our investments; and risks, impacts, and effects associated with any acquisitions, investments, or other strategic transactions we may evaluate or in which we may be involved. Many of these and other risks and uncertainties are described in more detail in our annual report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

   Specific Cautionary Statements relating to Possible Ricochet Strategic Transaction

      In April 2006, we announced the retention of an outside consulting firm to explore a variety of possible strategic alternatives for our Ricochet services business. To date, we have not announced any strategic transaction and have discontinued the engagement of the outside consulting firm. However, we continue to explore a variety of possible strategic alternatives for our Ricochet services business. There can be no assurance whatsoever that any transaction or other corporate action regarding Ricochet will result from this exploration of alternatives. Further, there can be no assurance whatsoever concerning the type, form, structure, nature, results, timing, or terms and conditions of any such potential action, even if such an action does result from this exploration. Other risks associated with this process include our ability to identify desirable strategic alternatives for our Ricochet business, as well as our ability to execute such alternatives or the transactions associated with such alternatives; the level of interest of third parties in pursuing possible strategic transactions relating to our Ricochet business; our desire and ability (or lack thereof) to continue to explore possible strategic alternatives and opportunities relating to our Ricochet business; the desire and ability (or lack thereof) of us and any relevant third parties to reach mutually acceptable definitive documentation to effect a possible strategic transaction and, if that occurs, whether the conditions to closing would then be satisfied; the time and costs required to explore and investigate possible transactions and other corporate actions; management and board interest in and distraction due to exploring and investigating possible transactions and other corporate actions; and reactions, either positive or negative, of investors, competitors, customers, employees, and others to our exploring possible strategic alternatives and opportunities relating to our Ricochet business and to any specific strategic alternative or opportunity selected by us. We do not intend to make any additional comments regarding this matter unless and until a definitive transaction agreement has been reached, the exploration of alternatives has been terminated, or there are other definitive developments warranting further disclosure.

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

                                           Terabeam, Inc.

Date:  November 14, 2006                   By:    /s/  Brian J. Sereda
                                               ---------------------------------
                                               Brian J. Sereda,
                                               Chief Financial Officer
                                               (principal financial and
                                                  accounting officer)

                                  EXHIBIT INDEX

    Exhibit
     Number                          Description
      10.1 Letter Employment Agreement between the Registrant and Len Eisenstein dated May 24, 2005 (1)

      10.2 Letter Employment Agreement between the Registrant and Brian J. Sereda dated August 2, 2006 (2)

      10.3  Form of Incentive Stock Option Agreement for Executive Officers (2)

      31.1  Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

      31.2  Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

      32.1 Certification Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350 of Chapter 63 of Title 18 of the United States Code).

-------------
All non-marked exhibits are filed herewith.

      (1) Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on July 31, 2006.
      (2) Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on August 4, 2006.