Form 10-K
period 2006-12-31
TERABEAM, INC.
filed 2007-03-30
CIK 712511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-29053

TERABEAM, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2751645 (I.R.S. Employer Identification No.)

2115 O’Nel Drive
San Jose, CA 95131
(Address of principal executive offices)

(408) 731-2700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common stock, par value $.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of June 30, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $32,174,352.  For purposes of this calculation only, shares of common equity held by each of the registrant’s directors and officers on that date and by each person who beneficially owned 10% or more of the outstanding common stock on that date have been excluded in that such persons may be deemed to be affiliates.  The aggregate market value has been computed based on a price per share of $2.04, which is the price at which the common equity was last sold on June 30, 2006.

As of March 16, 2007, the registrant had 21,544,369 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2007 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

This Annual Report on Form 10-K contains forward-looking statements as defined by federal securities laws.  Forward-looking statements are predictions that relate to future events or our future performance and are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause actual results, outcomes, levels of activity, performance, developments, or achievements to be materially different from any future results, outcomes, levels of activity, performance, developments, or achievements expressed, anticipated, or implied by these forward-looking statements.  Forward-looking statements should be read in light of the cautionary statements and important factors described in this Form 10-K, including Item 1A—Risk Factors.  We undertake no obligation to update or revise any forward-looking statement to reflect events, circumstances, or new information after the date of this Form 10-K or to reflect the occurrence of unanticipated or any other subsequent events.

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

We operate in two primary businesses: broadband wireless equipment and high-speed wireless service and connectivity.  The equipment business generates the substantial majority of our revenue and is conducted primarily through our Proxim Wireless Corporation subsidiary.  Our services business is conducted through our Ricochet Networks, Inc. subsidiary.  Ricochet Networks has been ranked as one of the largest wireless Internet service providers (WISPs) in the United States (in terms of subscribers).  The discussion below focuses on our equipment business as it generates the substantial majority of our revenue and expenses.  More financial information about these businesses is contained below in this Annual Report on Form 10-K in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Financial Statements and Supplementary Data.

We offer broadband wireless equipment in several technology segments, including Wi-Fi®, Wi-Fi mesh, WiMAX, and millimeter wave.  We offer products in three primary categories: (1) broadband wireless access (BWA), including proprietary point-to-multipoint (PMP), standards-based WiMAX, outdoor Wi-Fi mesh, and MeshMAX™ products; (2) enterprise Wi-Fi products primarily for use indoors, including our access points and Wi-Fi client devices; and (3) point-to-point (PTP) products.  We serve our equipment customers primarily indirectly through a global network of distributors, value-added resellers, product integrators, and original equipment manufacturers, and to a lesser extent, directly through our internal sales force.

Terabeam, Inc. is our publicly traded parent company which owns our two primary operating subsidiaries Proxim Wireless Corporation and Ricochet Networks, Inc.  Terabeam, Inc. was incorporated as a Delaware corporation on May 5, 2003.

Over the years, our company has grown through a combination of organic growth and acquisitions.  Significant acquisitions are:

•
Telaxis Communications Corporation – In April 2003, we (then a private company known as Young Design, Inc.) acquired Telaxis, a publicly traded company focused on developing high capacity millimeter wave wireless products, and thus became a publicly traded company.  Young Design, Inc. had developed, produced, and sold wireless data products, primarily in microwave frequencies.

•	KarlNet, Inc. – In May 2004, we acquired KarlNet, a pioneer and leader in software development for operating and managing wireless networks.

•
Terabeam Corporation – In June 2004, we acquired Terabeam Corporation, a developer and provider of wireless fiber solutions using high frequency millimeter wave (60 GHz radio frequency) and free space optics (transferring data through the air with light) technologies which had raised a substantial amount of cash as a private company.  In addition to the cash and wireless fiber solutions, the Terabeam Corporation acquisition provided us with the capability to pursue non-communication millimeter wave products business (such as radar systems and sub-systems) from military and non-military governmental and other customers through its Harmonix Division.

•
Ricochet Networks – In June 2004, we acquired Ricochet Networks, Inc.  Ricochet was originally formed to acquire certain assets from the bankruptcy estate of Metricom.  Prior to its bankruptcy, Metricom had deployed the Ricochet® network in many major metropolitan cities including New York, Los Angeles, San Francisco, Seattle, Chicago, Philadelphia, Phoenix, Baltimore, Philadelphia, Atlanta, Dallas/Fort Worth, Minneapolis, and Washington, DC.  Currently serving over 6,000 paying subscribers in the greater San Diego, CA and Denver, CO, metropolitan areas, the Ricochet network spans over 520 square miles of active footprint.  Ricochet is investigating the feasibility of restoring service in markets where previously deployed.  In addition, Ricochet is pursuing opportunities to provide Homeland Defense and public safety systems utilizing the Ricochet solution.  Also, Ricochet is offering equipment to service providers, WISPs, and municipalities who wish to offer wireless Internet services and become part of Ricochet’s network.  Ricochet’s services business is operated independent of the rest of our business – the equipment business – except for certain overlapping personnel and functions.  We are now trying to combine the expertise and capabilities of Ricochet with those of Proxim to pursue the municipal wireless network market.

•
Proxim Corporation – In July 2005, we acquired substantially all of the assets and operations of Proxim Corporation (“Old Proxim”) from the bankruptcy estate of Old Proxim.  Old Proxim was the result of the merger between Western Multiplex Corporation and Proxim, Inc. in March 2002.  Both Western Multiplex and Proxim, Inc. were designers and manufacturers of broadband wireless systems.  In August 2002, Old Proxim acquired Agere Systems’ 802.11 wireless local area network equipment business, including its ORiNOCO® 802.11b product line.

Industry Background and Markets

We believe that there exists significant demand for high bandwidth data connectivity throughout the world.  In addition, we believe that the consumers of this data connectivity are placing an ever increasing premium on mobility and the ubiquity of the connectivity.  The often referred to “last mile” gap describes the disconnect between end users’ high bandwidth demands and the carriers’ ability to deliver this capacity where it is wanted.  Carriers typically have to overcome cost, time, technological, and other barriers when trying to close the last mile gap.

In the current economic climate, it is expected that network development, especially at the network edge, will focus on deployments where new capital expenditures will be closely followed by new revenue.  Connecting new subscribers to existing broadband at low incremental cost would fit well in this market reality.  A wireless complement would enable these connections.  We believe that our products are well suited to this market environment as they permit telecommunications carriers and other service providers to bring broadband connectivity to the network edge faster and cheaper than with new landline build-outs.

The rapidly expanding demand for mobile data applications, such as mobile e-mail, text messaging, and digital cameras, is creating a dramatic increase in data demand on networks originally designed and optimized for voice traffic.  In addition, Voice over Internet Protocol (VoIP) is gaining widespread acceptance as an alternative method for carrying voice traffic.  These factors, with others, have combined to create significant disruption and opportunity for our service provider customers.  Although we have a strong history in supplying carrier class products, with traditional telco interfaces, to service providers worldwide, we see a very strong trend towards Internet Protocol (IP) based networks.  Carriers and other service providers are also exploring new business models and opportunities to address growing trends such as the rapid proliferation of Wi-Fi Hot Spots and Community Access Networks.

In addition, the accelerating data requirements and VoIP opportunities have created enormous opportunities for our enterprise, government, education, public safety, alternative carrier, and municipal customers to build and operate wireless networks that enhance their operations and capabilities while often saving them money at the same time.

Hot Spots to Community Access Networks

The availability of Wi-Fi receivers in virtually all portable computers sold today and in an increasing number of other devices has led to the proliferation of Wi-Fi technology as a popular method of broadband Internet access.  The broad global acceptance of Wi-Fi as an access technology in enclosed spaces has led to service providers and municipalities pursuing the vision of outdoor metropolitan Wi-Fi networks in order to bridge the digital divide.  However, outdoor Wi-Fi networks require technologies beyond standard Wi-Fi to be truly effective.  We are seeing a progression from Hot Spots to Community Access Networks.

A Hot Spot is a geographical area in which end users utilizing a Wi-Fi device can access a broadband wireless connection for Internet connectivity.  The Hot Spot is usually offered by a telecommunications carrier for a fee or by the local venue owner/operator for a fee or as an amenity.  An increasing number of Hot Spots permitting free public access are being deployed by a variety of organizations including cities and towns.  The advantages of Hot Spots are broadband connectivity, ease of use, mobile operations, and roaming capabilities.  The primary disadvantage of Hot Spots is that their effective range of less than 300 feet greatly limits the benefit of a single Hot Spot and would require the deployment of a large number of Hot Spots to generate any meaningful level of coverage.  To date, the deployment of Hot Spots has been generally limited to high traffic areas such as airports, convention centers, hotels, and coffee shops.  This limited deployment has attracted limited attention from end-users who require a broader area of coverage to widely adopt the service.

The natural progress from Hot Spot (Wi-Fi in a limited area) is to Community Access Networks (Wi-Fi covering cities and towns).  These types of networks require Wi-Fi in combination with other technologies including mesh, point-to-multipoint or WiMAX, and point-to-point.  Wi-Fi mesh provides industry standard Wi-Fi connectivity to the end user but backhauls the data through a mesh of multiple radios to the final wireline point of connectivity.  The advantages of a mesh architecture are enhanced reliability through redundancy and improved coverage and increased data rates by having multiple potential paths to the end users.  Also, the mesh network can be easily deployed and grow as required by increasing the number of mesh nodes in the network.  With Wi-Fi now installed in almost every new laptop shipping, Skype Wi-Fi phones, new cellular phones and other devices being bundled with Wi-Fi, we see the market from municipalities, carriers, and other service providers for such networks growing significantly in 2007 and upcoming years.

Fixed Wireless Broadband for Urban and Rural Areas

Telecommunications carriers that do not have direct connectivity to the end customer through an existing medium such as copper, fiber, or cable cannot cost effectively create a new land line connection to that customer and are relegated to reselling the existing connectivity, possibly with enhancements, in some form or fashion.  As a reseller, the telecommunications carrier is subjected to the quality of service and support provided by the underlying operator of the network.  Extended range licensed or license-free fixed wireless broadband systems allow telecommunications carriers to establish an alternative network that they can own and control to enable them to offer superior connectivity head to head with the incumbent service provider.  Our products allow a telecommunications carrier to offer broadband connectivity to markets where no wireline broadband has been previously deployed or as a cost effective overlay to compete with existing broadband services.

Telecommunications carriers have been deploying proprietary broadband wireless systems around the world for several years.  The difficulty with proprietary systems is that the equipment may have difficulties interoperating with equipment from a different manufacturer.  Recently the Institute of Electrical and Electronics Engineers (IEEE) ratified the 802.16-2004 and 802.16-2005 standards, which are generally referred to as the WiMAX standards.  Now, equipment manufacturers can submit their products to the WiMAX Forum for testing relating to these standards.  WiMAX Forum certification means that the equipment meets specific performance, feature, and interoperability requirements.  With a standards-based BWA solution now available and the increasing belief that wireless can effectively compete with wireline technologies in both cost and performance, carriers around the world are accelerating BWA deployments.  We have products that have been certified by the WiMAX Forum as being compliant with IEEE 802.16-2004.

Many of our products operate in license-free portions of the radio frequency spectrum.  That means service providers, enterprises, and other customers don’t have to obtain expensive licenses before they can start utilizing those products.  This allows a new entrant to rapidly and cost effectively reach a new market of subscribers demanding broadband connectivity.  Many small to medium sized ISPs (Internet Service Providers) have no other viable means to offer high-speed Internet service to their customers other than using the license-free radio bands.  ISPs are increasingly offering wireless broadband connectivity and are known as WISPs (Wireless Internet Service Providers).  Our BWA systems have been deployed by over 2,000 WISPs, many of which are serving areas that had no broadband access prior to the roll outs incorporating our equipment.

Cellular Backhaul

We believe that the need for high-speed backhaul, the connections between cellular telephone towers and the rest of the cellular telephone network, will remain solid and even increase due to the increased capacity demands of existing cellular deployments as well as the deployment of new cellular systems.  The amount of data that needs to be backhauled from cellular systems should increase significantly as 2.5G, 3G and other high-data-rate cellular systems are developed and deployed and more data intensive applications are offered.  We believe that the backhaul data rates required for some individual cells will exceed the capabilities of the land line T-1/E-1 connections that are typically used today, thereby providing an attractive market for our Lynx, Tsunami, Terabridge, and other high-capacity products.

Private Enterprise Networks

Business, government and institutional enterprise network deployments are increasingly deploying high-speed connections between multiple buildings occupied by the same or affiliated businesses or other enterprises in a campus or business complex setting.  Enterprises are turning to wireless systems to connect their LANs together as a lower cost, faster to deploy alternative to fiber.  Our MP.11 and MP.16 product lines provide relatively low cost, high speed point-to-multipoint connectivity to address this market.  In addition, high-data-rate next generation wireless LAN systems such as IEEE 802.11n (a soon to be ratified next generation standard for wireless LAN interoperability at significantly higher data rates) are creating additional needs for LAN-to-LAN connectivity that could be met with our products, depending upon the data rate required.  The higher data rate capabilities within the LAN are generating demand for higher speed connections between LANs such as enabled by our GigaLink® products, with its Gigabit Ethernet (1.25 Gigabits per second) data rate capabilities.

Security and Surveillance

In the post 9/11 world, terrorism, law enforcement, border patrol, public safety, and monitoring challenges have forced government organizations and enterprises worldwide to elevate security and surveillance as a top priority.  These challenges have manifested as significant growth in the video surveillance market which in turn has created a significant opportunity for system integrators, equipment manufacturers, software vendors, and chip companies to compress, acquire, transport, and archive these large amounts of video traffic.  Technology advances in video, wireless, and software make it now possible to use cost-effective fixed and mobile wireless solutions for comprehensive security and surveillance applications. According to In-Stat, the total market for security and surveillance in 2006 was $2 billion and is expected to grow at a compounded annual growth rate of 40% year over year.  Proxim’s wireless systems are designed to handle the high demands of IP video and have been deployed around the world.

The Desire for Redundancy and Reduced Vulnerability

In both government and commercial communications systems (including security and surveillance), there is now a strong emphasis on redundancy in networks, including the use of alternative media in achieving redundancy.  In addition, there is greater emphasis on distributed network infrastructures to prevent single node network failures.  These trends could favorably affect all of the market segments that we are addressing as our products provide a redundant path of wireless connectivity rather than the exclusive use of land-line-based connectivity.

Increasing Acceptance and Demand to Carry Voice over Internet Protocol (VoIP)

There has been an increasing demand for Voice over Internet Protocol as a low cost replacement for existing telephone voice connections.  VoIP permits a voice connection wherever an Internet connection exists.

VoIP operates best in a broadband environment due to its connectivity and latency requirements, and we believe that wireless systems, such as systems built with our products, provide an excellent infrastructure for VoIP capabilities.  A network providing high speed wireless data communications with our equipment could add VoIP capabilities with little or no recurring expense but greatly expand the network’s addressable market through the addition of the voice offering.  We are actively working to enhance our products to optimize their ability to support VoIP and have recently announced enhancements to our MP.11 product including increasing bandwidth and adding Quality of Service (QOS) to our point-to-multipoint products to give VoIP communications priority over other types of data communications on the system.

Strategy

Our objective is to be a leading global provider of broadband wireless access and wireless networking systems.  Our strategy to accomplish this objective is to:

Capitalize on our technology expertise to introduce new products rapidly. Our team of engineers has multi-disciplinary technical capabilities, including radio frequency (RF) technology spanning from microwave to millimeter waves as well as digital signal processing, software, and networking expertise.  With the Old Proxim operation acquisition, we have greatly enhanced our engineering capabilities.  Each of our major product categories have unique networking as well as RF requirements which require unique expertise.  We believe integrating these capabilities is highly complex, and we intend to continue to take advantage of our technology expertise to introduce product enhancements and new products in a rapid and cost effective manner.  We expect that our design center in India will be valuable in these efforts.  As systems become more complex and sophisticated and particularly as systems operate at higher data rates and frequencies, we believe that it will become increasingly difficult for organizations without our breadth of skills to be competitive in product development.

Leverage our channels of distribution.  We have established a significant distribution system around the world that addresses a very large reseller base.  We believe that the leverage afforded by these indirect channels provides us with the opportunity to present our company and our products to a much broader audience than we could do on our own.  Although we plan to continue to directly support and sell to major and strategic accounts, we are becoming more actively involved with partners who offer much greater exposure into opportunities than we could develop alone.  We are working with these partners to leverage our sales people and technical knowledge to pursue a greater number of opportunities for our solutions.

Expand our sales efforts and sales outside of the United States.  While our products are currently sold and approved for use in a number of countries around the world and we derive a significant percentage of our revenue from international sales, we intend to increase our international presence and further expand into new international markets where broadband wire line access is currently too expensive or unavailable.  We believe that markets outside of the United States offer more growth opportunities due to the low level or even complete lack of communications infrastructure throughout much of the world.  We intend to continue to expand our presence worldwide by expanding our international personnel, channels, and marketing efforts, obtaining regulatory approvals for deploying our systems in new international markets, increasing our total product offerings in both existing and new international markets, and establishing strategic alliances and partnerships.  We have introduced products specifically intended for international markets, such as our Tsunami MP.16 3500 product.

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

Expand through acquisitions. We intend to pursue acquisitions of complementary businesses, technologies, products or services to expand our presence in the broadband wireless access market.  We have engaged in numerous acquisitions over the years.  With the increased size, brand identity and channels of distribution that came with the Old Proxim acquisition, we believe that we are well positioned to make additional acquisitions that can help us to increase our product breadth and depth to better serve our customers.

Products

We classify our broadband wireless products primarily into three product lines: Broadband Wireless Access (BWA), Enterprise Wi-Fi, and Point-to-Point (PTP).  The BWA product line includes proprietary point-to-multipoint (PMP) Tsunami™ MP.11 products, PMP WiMAX Forum Certified™ Tsunami MP.16 products, outdoor Wi-Fi mesh, and MeshMAX™ products.  The Enterprise Wi-Fi product line includes ORiNOCO® 802.11 access point and client card products.  The PTP product line includes our Tsunami®, Lynx®, Terabridge™, and GigaLink® products.  When possible, we design our products and systems generally to use common features, components, and software.

We also receive revenue from servicing, repairing, and providing extended and enhanced warranties for our products as well as sales of millimeter-wave components by our Harmonix Division of Terabeam Corporation.

Broadband Wireless Access Products

Our BWA point-to-multipoint systems enable service providers, businesses, and other enterprises to cost-effectively connect end-users to a central hub or connect multiple facilities within their private networks.  Our PMP systems are deployed in a hub and spoke configuration consisting of a single central hub (or base station) and equipment located at remote end users’ locations.  The base station wirelessly connects to the remote customer premises equipment, prioritizing transmissions and allocating slots of time to each end-user.  Base stations are capable of supporting multiple pieces of equipment at remote locations.  The base station in a service provider deployment is generally connected to the central office of a carrier or other service provider by a wired or wireless backhaul connection (such as our point-to-point products).

We have both proprietary PMP products and WiMAX standards-based PMP products.  The primary difference is that we developed the proprietary products based on our own standards while we developed our WiMAX PMP products to comply with the IEEE WiMAX standards.  Thus, our WiMAX products are designed to interoperate with other IEEE WiMAX products.  Our proprietary PMP products include our Tsunami MP.11 products, and our WiMAX PMP products include our MP.16 3500.

Tsunami MP.11.  This product line supports PMP applications in unlicensed frequency bands.  While not specifically designed for WiMAX standards compliance, the Tsunami MP.11 does offer WiMAX features including: scheduled media access controller (MAC), also known as polling, to enable a base station to hear all subscriber stations, preventing nodes from interfering with each other and thus increasing system throughput; and orthogonal frequency division multiplexing (OFDM), which enables near-line-of-sight connections. Additional features include: WiMAX Quality of Service (QoS); roaming with seamless handoffs at speeds up to 200 km/hour; and dynamic frequency selection (DFS) which has already received EN 301-893 v1.3.1 certification.

The MP.11 is capable of supporting converged voice, video, and data transmission in fixed and mobile applications, bringing capabilities of the WiMAX IEEE 802.16-2005 standard to market now, for the 2.4 GHz, 5.4 GHz, and 5.8 GHz frequency bands available globally

WiMAX.    This product line supports PMP applications in licensed frequency bands.  We have continued to be a pioneer in wireless networking equipment by deploying one of the world’s first WiMAX Forum Certified™ products, a point-to-multipoint base station based on the IEEE 802.16d-2004 standard.  In essence, WiMAX is a version of point-to-multipoint technology that is based on publicly available standards rather than the non-public standards that we and other vendors have developed on a proprietary basis.  In fact, we leveraged much of the expertise, field experience, and manufacturing capabilities of our existing products to launch our WiMAX product.  Our WiMAX solutions are designed for scalable system deployments, beginning with entry-level single-sector base stations and growing into multi-sector configurations.  This scalability lowers the barrier to deploy WiMAX systems and enables a wider variety of service providers to use this technology.  We believe our WiMAX solution is currently the only time division duplexing (TDD) system in the world using Intel chips for both the base station and subscriber unit, providing optimal data rate connectivity and interoperability with Intel-based subscriber units.  Our

WiMAX base station has received the WiMAX Forum certification of interoperability with equipment based on chipsets from three different vendors, providing greater levels of interoperability for service providers.

Wi-Fi Mesh.    Mesh is a protocol that allows the creation of self-configuring, self-healing wireless networks.  In a mesh network, data traffic has multiple potential paths from the end user to one or more nodes that are connected to a wired or wireless backhaul connection.  This allows the network to dynamically route around failures in the network and provide a much higher level of reliability than may be possible in a typical PTP or PMP network.  Mesh deployments are being used at an increasing amount in cities around the world because they are easy to deploy and they provide access to the current installed base of Wi-Fi –enabled devices while also providing redundancy in the network to ensure uptime.  Proxim supports mesh on both indoor and outdoor access points and uses a proprietary ORiNOCO Mesh Creation Protocol (OMCP) allowing creation of self-forming and self-healing non-line of sight (NLOS) mesh networks.   These products include a dual-radio configuration, which increases system capacity by allowing one radio to focus on Wi-Fi access and the other radio to perform mesh backhaul duties.  The products also provide Quality of Service (QoS) enabling voice and video capability and enterprise-class security features.  Our mesh product offerings include a 4.9 GHz outdoor mesh product which enables public safety applications using the dedicated FCC frequency band for public safety applications (police, fire, EMS).  This product can be used for fixed or mobile applications and is designed to support optimal video throughput in a mobile roaming application.

MeshMAX™.  We recently introduced a new multi-radio product line that incorporates WiMAX, Wi-Fi mesh, and Wi-Fi access.  We call this product line MeshMAX.  Service providers, municipalities, and other customers planning to deploy Wi-Fi mesh and WiMAX can benefit from both Wi-Fi mesh and WiMAX to provide their customers with the extensive broadband wireless coverage.  Though both technologies are distinct – each with unique characteristics – they often are deployed in tandem using WiMAX for backhaul and Wi-Fi mesh to provide access to the growing base of Wi-Fi enabled devices and multi-mode Wi-Fi phones.  Until the MeshMAX products, the only solution was to install two separate units, one WiMAX and one Wi-Fi mesh.   With MeshMAX, these technologies are now integrated in a single compact outdoor enclosure.  The MeshMAX product line supports licensed WiMAX frequencies in 3.3-3.6 GHz bands and unlicensed frequencies in 5.1-5.8 GHz bands for backhaul.  For mesh interconnect and Wi-Fi access, MeshMAX supports unlicensed mesh frequencies of 5.1-5.8 GHz and 2.4 GHz.  MeshMAX products minimize system latency and optimize Quality of Service (QoS) which is essential for services such as high speed broadband Internet access, video communication including security and surveillance, voice communication, and IPTV.

Enterprise Wi-Fi Products

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

Point-to-Point Products

Our point-to-point systems enable a dedicated communication link between two locations.  Each link consists of radio equipment connected to the end user’s network at each of the two locations.  Each radio is then connected to an external or integrated antenna, which is usually mounted on a rooftop or tower.  The two antennae are then aimed at one another to create the dedicated wireless connection between the two locations.  By using multiple systems, end users can connect multiple locations to form a more extensive network.

Lynx products.  Our PTP Lynx products are primarily used by wireless cellular operators to connect their base stations to other base stations and to existing wire-line networks.  This is commonly known as providing backhaul for the wireless cellular networks.  In addition, these products are also used to establish campus and private networks and to provide fiber extension and last mile access.  Our Lynx products are offered in different frequency bands with a variety of data transmission speeds.  Our Lynx products can transmit and receive their maximum data capacity in both directions simultaneously, a feature commonly known as full duplex.  Lynx products can be linked together within a network and managed with simple network management protocol, or SNMP, software.  SNMP is an industry standard set of rules that governs network management and monitors network devices and their functions.  Our Lynx products also include a separate control and diagnostic channel, which enables remote monitoring of the system’s status and performance without reducing its carrying capacity.

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

GigaLink products.  Our GigaLink products primarily enable service providers, businesses, and other enterprises to wirelessly satisfy very high bandwidth data transmission needs over relatively short distances.  Given the high data transmission capabilities of these products (up to 1.25 Gigabits per second), we think of these products as fiber optic extension products.  The connectivity needs may include last mile access or bridging networking or Internet traffic among multiple facilities in a campus.  The GigaLink product is a compact, easily deployed product operating in the 60 GHz millimeter-wave band between 57 GHz and 64 GHz.  It enables fiberless transmission of data, voice and video communication at variable fiber optic data rates from OC-3 (155 Mbps) to OC-12 (622 Mbps) and Ethernet traffic at speeds up to 1.25 Gbps full duplex.  It is engineered to provide link distances of up to 1,000 meters with 99.99% availability, depending upon prevailing rainfall rates in the geographic regions where it will be used.  We have recently introduced GigaLink products operating in the newly allocated E-Band spectrum.  The E-Band spectrum is 71-78 GHz, 81-86 GHz, and 92-95 GHz.  The advantage is that the E-Band products offer longer distance links than the 60 GHz products.

Services Business

Our acquisition of Ricochet expanded our business into mobile Non-Line of Sight (NLOS) wireless communication services.  We currently operate the Ricochet® network in the greater Denver, Colorado and San Diego, California areas.  We currently have over 6,000 paying subscribers.  We are currently considering other means of leveraging our Ricochet assets, including combining Ricochet with Proxim in pursuing mesh deployment opportunities as a service provider to manage the network and reactivating markets where Ricochet service used to be offered either as a typical WISP product or perhaps as some other variation of product or collaboration.

Technology

We have developed or acquired a number of core technologies that form the basis of our current product offerings and which we expect to use in our future product development. Our primary areas of technology expertise are RF technology, digital signal processing, media access control (MAC), networking, and system software development.

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

Digital signal processing technology.    Our products use either proprietary or third-party, standards-based digital signal processing (DSP) technologies and designs that we either develop specifically for use in wireless systems or adapt to those same wireless systems.  Specifically, all of our ORiNOCO WLAN products utilize third-party chipsets that embody the requirements set forth by the 802.11a/b/g standards to ensure that we can achieve Wi-Fi standard certification.  Similarly, our Tsunami WiMAX BWA products use third-party chipsets that embody the requirements set forth by the 802.16d-2004 standards to ensure that we can achieve WiMAX standard certification.  Currently, all of our Tsunami and Lynx PTP products are implemented using our internally developed, proprietary FPGA or ASIC DSP solutions.  We believe this combination of technologies and capabilities has enabled us to introduce a number of high-speed wireless products that we may not have been able to produce otherwise.  We believe we can develop flexible, innovative products more quickly than those competitors who do not have similar capabilities.

MAC.  All of our layer 2 designs are done in house.  We have customized standard Wi-Fi MAC solutions to provide advanced throughput and developed the majority of the layer 2 requirements for standard Wi-Fi devices while developing WiMAX 802.16-2004 and PTP solutions from the ground up.

Networking.  We develop in house all of our layer 3-7 protocols on all our products.  Our products extend from home gateway solutions that require NAT, VPN Passthru, and firewalls to outdoor solutions that require bandwidth management, QoS, routing, and security. We have developed certain unique networking capabilities that we believe deliver specific market advantage such as our Wireless Outdoor Routing Protocol (WORP) and ORiNOCO Mesh Control Protocol (OCMP).  All of our products support 3 management interfaces: SNMP, Web and CLI, and most of our products allow encryption to secure the management link via SNMPv3, SSL and SSH.  All of our products support advanced encryption over the wireless link and quality of service (QoS) to prioritize packets over the wireless medium.

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

Research and Development

Our research and development efforts are focused on improving the functionality and performance of our existing products as well as developing new products to meet the changing needs of our diverse base of customers and end users.  We are currently pursuing the following research and development initiatives:

•	advancing our broadband mesh and MeshMAX systems;

•	advancing our WiMAX products;

•	advancing our other point-to-multipoint systems;

•	adapting our products to additional frequencies and interfaces;

•	developing higher speed products;

•	increasing the performance of our digital signal processing technology; and

•	designing our products for lower cost, outsourced manufacturing, assembly, and testing.

We devote a substantial portion of our resources to developing new products, enhancing existing products, expanding and improving our core wireless technologies, and strengthening our technological expertise.  We have historically made and expect to continue to make significant investments in research and development.  We invested approximately $14.5 million, $8.0 million, and $3.5 million ($2.9 million of expenses and $0.6 million of capitalized software) in research and development activities in 2006, 2005, and 2004, respectively.

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

Our backlog at December 31, 2006, was approximately $5.1 million, compared with backlog of approximately $10.5 million at December 31, 2005.  Backlog includes orders confirmed with a purchase order.  Because of the generally short cycle between order and shipment and occasional customer changes in delivery schedules or cancellations of orders, we do not believe that our backlog as of any particular date is necessarily indicative of the potential actual net sales for any future period.  Accordingly, a significant component of our revenue expectations will be based almost entirely on internal estimates of future demand and not on firm customer orders and as a result may have higher risk of not occurring when forecasted.  Planned operating expense levels are relatively fixed in the short term and are based in large part on these estimates.  Because of the generally short order cycle, we need to maintain relatively significant quantities of inventory on hand and at our contract manufacturers.  If our estimates of expected demand for product are incorrect, we are exposed to excess and obsolete inventory costs.

During the year ended December 2006, there were three unrelated customers who each accounted for more than 10% of sales (16%, 10%, and 10%).  During the years ended December 31, 2005 and 2004, no customers accounted for more than 10% of sales.

During the years ended December 31, 2006, 2005, and 2004, international sales accounted for approximately 52%, 35%, and 18%, respectively, of our total sales.  We expect that our revenue from shipments to international customers to vary but remain significant as a percentage of total revenue.

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

Services Business

Our service business is currently operated only in the United States in the greater Denver, Colorado and San Diego, California areas.  We are actively considering the expansion of the Ricochet® network, particularly in those cities where Ricochet infrastructure has previously been deployed.  In addition to our current model of providing high speed mobile wireless Internet services to primarily individuals, we are considering offering those services to various municipal departments and personnel for mobile communications, especially homeland security, fire, safety, health and welfare requirements.  Finally, we are exploring opportunities to offer the Ricochet services on a wholesale level to parties interested in reselling our services on a private label or co-labeled basis.

Customer Service

We are committed to providing our customers with a high level of service and support.  We provide training, technical assistance and customer support on the installation, management, use, and testing of our products.  We also provide warranties for our products which we believe are consistent with industry practices in our equipment markets, and we offer both in-warranty and out-of-warranty repair services.  Our repair center is staffed with technicians who work directly with our quality assurance team to identify potential problems and repair equipment.  In addition, we offer premium hardware and software support under our ServPak program.

Manufacturing

Our manufacturing strategy is to supply high quality products in a timely fashion to our customers, while making efforts to maximize our gross margins.  We perform those manufacturing tasks internally that we believe cannot be effectively outsourced, but we outsource activities which can be performed more effectively by specialized manufacturing partners.  Our ISO 9001-2000 certified manufacturing operation, based in our San Jose, California facility, consists primarily of pilot production, final product assembly and testing for our most complex products, primarily certain of our PTP products.  We manufacture and test our millimeter wave products at our Haverhill, MA facility.  Also, we manufacture our Terabridge and certain amplifiers and ancillary products at our Falls Church, VA facility .  For our higher-volume products, which represent the majority of our products and product revenue, we outsource manufacturing and procurement of component parts to domestic and international contract manufacturers with the expertise and ability to achieve the cost reductions and quick response times to orders that we require, while maintaining our quality standards.  This allows us to focus our internal resources on developing new products.

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

We have, by design, limited internal manufacturing capability.  There can be no assurance that we will be able to develop or contract for additional manufacturing capacity on acceptable terms on a timely basis if needed.  In addition, in order to compete successfully, we will need to continue to achieve continual product cost reductions.  Although we intend to achieve cost reductions through engineering improvements, production economies, and manufacturing at lower cost locations including some outside the United States, there can be no assurance that we will be able to do so.  In addition, our ability to achieve such cost reductions is dependent also on volumes.  In order to remain competitive, we must continue to introduce new products and processes into our manufacturing environment, and there can be no assurance that any such new products will not create obsolete inventories related to the older products being replaced.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in developing industries, particularly companies in relatively new and rapidly evolving markets. These risks include:

•	an unpredictable customer demand environment;

•	limited backlog;

•	uncertain acceptance of new products and services;

•	competition; and

•	challenges in managing growth.

We cannot assure you that we will succeed in addressing these risks.  If we fail to do so, our revenue and operating results could be materially harmed.

Competition

The markets for all three of our product categories are extremely competitive, and we expect that competition will intensify in the future.  Increased competition could adversely affect our business and operating results through pricing pressures, the loss of market share, and other factors.  The principal competitive factors affecting wireless local area networking and fixed wireless markets include the following: price; data throughput; effective radio frequency coverage area; interference immunity; network security; network scalability; integration with voice technology; wireless networking protocol sophistication; ability to meet and support industry standards; roaming capability; power consumption; product miniaturization; product reliability; ease of use; product costs; product features and applications; product time to market; product certifications; changes to government regulations with respect to each country served and related to the use of radio spectrum; brand recognition; OEM partnerships; marketing alliances; manufacturing capabilities and experience; effective distribution channels; and company reputation.

Our primary competition in our BWA markets include Airspan, Alvarion, Aperto, Cisco, Motorola (Canopy), Redline, and Tropos.  Although we believe that our BWA products are well positioned and that our experience in this area is a competitive advantage in WiMAX development, it is difficult to ascertain what the actual impact of this technology to this business segment will be at this time.  In the Wi-Fi Mesh market, current competition comes primarily from nascent companies such as Belair, Firetide, Skypilot and Tropos.  Additionally, Cisco and Motorola have aggressively entered the market.  Although the entrance of major competitors like Cisco and Motorola represent a serious force to reckon with, we also believe that their entrance indicates an important validation of the industry.  Our intent to compete in the Wi-Fi Mesh market is to offer the most compelling solution in the market with attractive price points and a complete solution including our indoor WLAN, WiMAX or other PMP for distribution, and PTP backhaul solutions.  We believe that we can offer the most complete Wi-Fi Mesh wireless network solution in the market.

We have extensive competition in our Enterprise Wi-Fi business, including without limitation, Cisco (including LinkSys), D-Link, Netgear, SMC, Buffalo, Motorola (Symbol Technologies), Aruba, Trapeze Networks, and 3Com Corporation.  Additionally, numerous Asia-based companies offer significant portfolios of low-price IEEE 802.11a/b/g products.  We could also face future competition from companies that offer products which replace network adapters or offer alternative communications solutions, or from large computer companies, PC peripheral companies, as well as other large networking equipment companies.  Furthermore, we could face competition from certain of our OEM customers, which have, or could acquire, wireless engineering and product development capabilities, or might elect to offer competing technologies.  We can offer no assurance that we will be able to compete successfully against these competitors or those competitive pressures we face will not adversely affect our business or operating results.

With our PTP products, we face competition from Alcatel, Bridgewave, Ceragon Networks, Stratex Networks, Erricson, NEC, Redline, Motorola (Orthogon) and Nokia, many of which have broader distribution channels, brand recognition, extensive patent portfolios and more diversified product lines.

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

In February 2006, we entered into a patent license agreement with Symbol Technologies Inc. as part of settling litigation between the companies.  In that agreement, the companies agreed to cross license specified patents, and we have agreed to pay to Symbol fixed license fees totaling $4.3 million.  $1.1 million was paid in or before 2006; $250,000 is scheduled to be paid quarterly for each of the four quarters of 2007; $250,000 is scheduled to be paid in the first quarter and $300,000 is scheduled to be paid in the remaining three quarters of 2008; and $300,000 is scheduled to be paid in the first quarter and, $375,000 is scheduled to be paid in the second and third quarters of 2009.  The amounts may be prepaid at any time without penalty.  The parties also released each other from any patent infringement claims arising prior to February 24, 2006 to the extent such infringement would have been licensed under the patent license agreement.  Also pursuant to the terms of the patent license agreement, Terabeam and Symbol have agreed not to sue one another for patent infringement with respect to one another’s products for three years.

In connection with our acquisition of substantially all the assets of Old Proxim, we were assigned three agreements previously between Old Proxim and Agere Systems Inc.  These agreements were originally entered into between Old Proxim and Agere on August 5, 2002 in connection with Old Proxim’s acquisition of assets primarily relating to the 802.11 WLAN equipment business of Agere, including its ORiNOCO product line.  The three agreements are:

•	A three-year supply agreement pursuant to which Agere originally agreed to supply Old Proxim with chipsets, modules and cards at specified prices;

•	a perpetual license originally enabling Old Proxim to use Agere technology related to the wireless LAN equipment business; and

•	a 7-1/2 year patent cross-license agreement for Old Proxim’s and Agere’s respective patent portfolios.

We also have two intellectual property license agreements with interWAVE Communications which grant us a non-exclusive royalty-free perpetual license to use some of its intellectual property, including patents, patent applications, copyrights, software, technology and proprietary information related to our RAN and Link EX, Link 4X, and Link CX products.

We increased our patent portfolio substantially through the acquisitions of KarlNet, Terabeam Corporation, Ricochet, and the operations of Old Proxim.  While we do not believe that any of these patents individually is critical to our current equipment business, we believe our patent portfolio is valuable.  We continue work to procure additional patents that are beneficial to our business and are looking at ways to optimize the value of the patents that we have recently acquired.  We currently do not receive any material amounts from licensing any of our patents.

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

In the United States, we are subject to various Federal Communications Commission, or FCC, rules and regulations.  Current FCC regulations permit license-exempt operation in certain FCC-certified bands in the radio spectrum.  Our wireless products are certified for operation in certain licensed frequencies and license-exempt operation in different frequency bands.  Operation in these frequency bands is governed by rules set forth in Part 15 of the FCC regulations.  The Part 15 rules are designed to minimize the probability of interference to other users of the spectrum and, thus, accord Part 15 systems license-exempt status in the frequency band.  In the event that there is harmful interference caused by a Part 15 user, the FCC can require the Part 15 user to curtail transmissions that create interference.  In this regard, if users of our products experience excessive interference from primary users, market acceptance of our products could be adversely affected, which could materially and adversely affect our business and operating results.  The FCC, however, has established certain standards that create an irrefutable presumption of noninterference for Part 15 users and we believe that our products comply with such requirements.  There can be no assurance that the occurrence of regulatory changes, including changes in the allocation of available license-exempt frequency spectrum, changes in the use of allocated frequency spectrum, or modification to the standards establishing an irrefutable presumption of non-interference for unlicensed Part 15 users, would not significantly affect our operations by rendering current products obsolete, restricting the applications and markets served by our products or increasing the opportunity for additional competition.

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

Regulatory changes by the FCC or by regulatory agencies outside the United States, including changes in the availability of spectrum, could significantly affect our operations by restricting our development efforts, rendering current products obsolete or increasing the opportunity for additional competition.  Several changes by the FCC were approved within the last eight years including changes in the availability of spectrum, as well as the granting of an interim waiver.  These approved changes could create opportunities for other wireless networking products and services.  There can be no assurance that new regulations will not be promulgated, that could materially and adversely affect our business and operating results.  It is possible that the United States and other jurisdictions will adopt new laws and regulations affecting the pricing, characteristics and quality of broadband wireless systems and products.  Increased government regulations could:

•	decrease the growth of the broadband wireless industry;

•	hinder our ability to conduct business internationally;

•	reduce our revenues;

•	affect the costs and pricing of our products;

•	increase our operating expenses; and

•	expose us to significant liabilities.

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

Seasonality

We have found that seasonality impacts can affect different portions of our product line and revenue from different geographic areas at different times throughout the year.  However, while we can provide certain examples, the seasonality impacts are not always on a yearly basis.  For example, at times, our product revenues have been higher during the last two quarters of the fiscal year we believe due to budgetary cycles of our customers.  In addition, our product revenues have historically been significantly higher in the last month and even the last several weeks of each quarter, perhaps due to customers’ expectations of price concessions near the end of a quarter.  Our revenue from the European region tends to be lower in the third quarter of each year, we believe due to decision makers in local countries being on vacation.  We would like to minimize seasonal impacts on our business and are investigating methods of achieving this.

Employees

As of December 31, 2006, we had 240 employees, including 63 in manufacturing and customer service, 65 in research and development, 83 in sales and marketing, and 29 in finance and administration.  We are not a party to any collective bargaining agreement in the United States.  We believe that relations with our employees are good.

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

Cautionary Statements

In addition to other factors and matters discussed elsewhere in this Form 10-K, in our other periodic reports and filings made from time to time with the Securities and Exchange Commission, and in our other public statements from time to time (including, without limitation, our press releases), some of the important factors that, in our view, could cause actual results to differ materially from those expressed, anticipated, or implied in the forward-looking statements include, without limitation, the following:

•
The continuing uncertainty in the telecommunications industry and the global economy is adversely affecting our sales due in part to our being a smaller, younger company.  In the past few years, the overall economic climate in the United States and many other parts of the world has been recovering from a downturn.  This downturn and recovery has resulted in our customers having less capital available from capital markets, and less willingness to spend internal capital, to purchase equipments such as ours.  As a result, potential customers may be less willing to spend their limited budgets on products from us, a relatively small, young company that may not survive the leaner economic times.  Because we do not have the financial resources or name recognition of larger companies, this economic cycle may adversely affect the growth and stability of our business and our financial condition and results of operations.

•
We currently have limited capital resources, which could adversely impact our operations, ability to grow our business, attractiveness as a supplier to customers, attractiveness to investors, and viability as an ongoing company.  We have a recent history of unprofitable operations, and our capital resources have been declining and are limited.  These factors could cause potential customers to question our long-term viability as a supplier and thus decide not to purchase products from us.  Further, our limited capital resources could inhibit our ability to grow our business because typically we have to pay our suppliers sooner than we receive payment from our customers.  These factors could cause potential investors to question our long-term viability or believe that we will need to raise additional capital on terms more favorable than a typical investor would obtain by simply buying our stock in the public markets and thus decide not to purchase our stock.  All these factors could have an adverse impact on our operations, financial results, stock price, and viability as an ongoing company.

•
The broadband wireless equipment industry in which we principally operate is intensely competitive which could negatively impact our financial results.  The telecommunications equipment industry in which we operate is intensely competitive.  Most of our products are intended for outdoor broadband wireless networks (generally our broadband wireless access and point-to-point products) or indoor wireless networks (generally our enterprise Wi-Fi products).  Competition is intense in this industry for a number of reasons.  For example, there are relatively few barriers to entry in this market.  Also, this industry has attracted substantial media and other attention in recent months in part due to the ability of this equipment to provide broadband Internet connectivity simply, quickly, and efficiently.  These same reasons, among others, have caused a number of companies to develop products that compete (or could be viewed as competing) with ours.  This large number of companies offering products that may be perceived to be similar or even interchangeable with our products can have the effect of reducing the prices at which we are able to sell our products.  In turn, this can reduce our gross margins and negatively impact our general financial results.

•
We face substantial competition from a number of larger companies with substantially greater resources and longer operating histories, and we may not be able to compete effectively.  Many of our competitors or perceived competitors offer a variety of competitive products and services and some may offer broader telecommunications product lines.  These companies include AirSpan Networks, Alcatel, Alvarion, Business Networks AB, Ceragon, Cisco (including LinkSys), D-Link, Ericson, Fujitsu, Harris Corporation, Harris Stratex Networks, Intel Corporation, Motorola (including Orthogon and Symbol Technologies), NEC, Netgear, Nokia, Nortel, SMC, and 3Com Corporation.  Additionally, our millimeter wave radio products must compete with the existing and new fiber optic infrastructure and suppliers in the United States and elsewhere.  Many of these companies have greater customer recognition, installed bases, financial resources, and sales, production, marketing, manufacturing, engineering, and other capabilities than we do.

•
We also face competition from private and start-up companies given the limited barriers to entry in our business.  We face actual and potential competition not only from established companies, but also from start-up and other private companies that are developing and marketing new commercial products and services.  Many of the products we sell are based on standards established by the Institute of Electrical and Electronics Engineers (IEEE) that require interoperability.  Also, there are not substantial technical development difficulties, manufacturing difficulties, prohibitive intellectual property rights, or high business start-up costs that may create greater barriers to entry in other businesses.  As a result, there are limited barriers to entry into a number of markets we serve.  This lack of significant barriers and the perceived attractiveness of some of these markets, among other reasons, have resulted in private companies entering these markets.  These private companies include Aperto, Aruba, Belaire Networks, Buffalo, Colubris Networks, Firetide, Redline, Trango Broadband, Trapeze Networks, and Tropos.

•
We may experience difficulty in differentiating our products from other broadband wireless products which may reduce our sales and gross margins.  We believe that some products in the broadband wireless equipment business in which we primarily operate have become commodities in which there is intense price competition, and we believe that trend will continue and intensify.  We need to carefully and clearly distinguish our products from competing products and technologies that may be able to provide wireless broadband access or connectivity.  Points of distinction include service and support offered for our products, operating range of our products, scalability of networks using our products, remote management and monitoring capabilities, durability and robustness of our products, data rate transmission capabilities of our products, ease and speed of installation of our products, markets served by our products, cost of our products, other features of our products, security and interference issues, and value proposition of our products for our customers.  Failure to distinguish our products for our customers, investors, and others could hinder market acceptance of our products, delay our obtaining customers for our products, force reductions in contemplated sales prices of our products, and reduce our overall sales and gross margins.  This ability to distinguish is becoming more important as we try to introduce more feature-rich products at higher prices.

•
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

•
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

•
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

•
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

•
The costs of developing products to operate in accordance with these new broadband connectivity technologies would be substantial and could adversely affect our operating results.  As a well-known supplier of broadband wireless equipment, we are expected to provide products on the cutting-edge of technology.  This means supplying products operating in accordance with new broadband connectivity technologies.  Developing these products is a time-consuming and expensive process.  These costs could adversely affect our operating results.  Alternatively, if we do not develop new products, customers may view us as not maintaining our technological leadership so be unwilling to purchase products from us.

•
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

•
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

•
Our sales may decline if we are unable to keep pace with rapid technological changes and industry standards.  Our ability to succeed in our competitive market will depend upon successful development, introduction, and sale of new products and enhancements on a timely and cost-effective basis in response to changing customer requirements and competitors’ product developments.  We may not be successful in selecting, developing, manufacturing, and marketing new products or enhancements which could adversely affect our sales.

•
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

•
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

•
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

•
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

•
Our past acquisition activity and contemplated future acquisition activity contributes to the difficulty in predicting our future financial performance.  The combination of Telaxis and Young Design in April 2003 resulted in changes in our financial performance.  The historically unprofitable financial results of Telaxis caused the operating results of the combined company to be unprofitable in the second quarter of 2003.  Although the combined company did briefly return to profitability, the acquisitions of the unprofitable Terabeam Corporation, KarlNet, Inc., and Ricochet Networks, Inc. in the second quarter of 2004 have caused the company to be unprofitable in later 2004 and early 2005.  However, the company’s balance sheet was significantly stronger given the addition of the assets from the acquired companies.  These additional assets enabled us to acquire the operations of Proxim Corporation in July 2005, which has significantly increased our revenue but also our expenses.  We have stated our intention to make selected acquisitions from time to time and, therefore, expect that our future acquisition activity will contribute to fluctuations in our financial results and to difficulties in predicting our financial performance.

•
We may not achieve the contemplated benefits of any acquisition we make which could materially and adversely affect our business.  We may not be able to achieve the expected synergies and other benefits of any acquisitions we make at all or to the extent and in the time periods expected.  We may not be able to integrate the operations in a cost-effective, timely manner without material liabilities or loss of desired employees, suppliers, or customers.  Our management may be distracted from our core business due to the acquisition.  The expected cost savings from the transaction may not be fully realized or may take longer to realize than expected.  The time and costs required to integrate, establish, manage, and operate the operations we acquire may be greater than we anticipated.  Our investors, competitors, customers, suppliers, employees, and others may react negatively to the acquisition.  We may make acquisitions in business areas in which we have little experience operating so may not fully benefit from the acquisition.  We may be exposed to lawsuits, risks, liabilities, or obligations imposed on or threatened against us arising from the acquisition.  For example, we believe that Symbol Technologies, Inc. commenced its lawsuit against us as a result of our acquiring Proxim Corporation’s operations.  We may face unexpected difficulties, costs, and delays in implementing common internal controls, disclosure controls, systems, and procedures, including financial accounting systems, particularly in light of the enhanced scrutiny given to those items in the current environment.  Addition of these operations may increase the difficulty for us, financial analysts, and others to predict the combined company’s future business and financial performance.  These factors may cause us to want or need to raise additional debt or equity capital, which, if available at all, may be on terms deemed undesirable by investors, customers, suppliers, employees, or others.  These factors could materially and adversely affect our business, perception in our market, and financial results.  Should these factors materially and adversely affect our business, it could result in a material impairment charge to write-down goodwill.

•
Purchase accounting treatment and the impact of amortization and impairment of intangible assets relating to the Proxim Corporation asset purchase could cause our operating results to be adversely affected.  In accordance with generally accepted accounting principles, we accounted for the Proxim Corporation asset purchase using the purchase method of accounting.  We have allocated the cost of the individual assets acquired and liability assumed, including various identifiable intangible assets (such as acquired technology and acquired trademarks and trade names), based on their respective fair values at the date of the completion of the acquisition.  For example, in the third quarter of 2006, we recorded a charge of $4.8 million related to the developed technology acquired from Proxim Corporation.  We may be required to further reduce the carrying value of these assets in the future which could adversely impact our financial results.

•
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

•
The fact that we receive few long-term purchase commitments from customers contributes to our inventory risk which could adversely affect our financial results.  Due to the nature of our products and customers, we generally have a very short time between receiving an order and shipping the order.  Few of our customers provide us with long-term purchase commitments.  As a result, we generally have limited visibility of sales going forward.  However, our customers generally demand relatively quick delivery of products.  This means that we have to estimate product demand.  If we under-estimate demand, we may lose sales.  If we over-estimate demand, we may end up with having to take charges for excess and/or obsolete inventory.  These factors could adversely affect our financial results.

•
Receipt of significant customer orders have caused our financial results to fluctuate and contribute to the difficulty in predicting our future financial performance.  At times, we have received significant orders from customers that have caused our financial results to fluctuate.  For example, we received large orders from a single customer in 2003 that contributed positively to the financial results of several quarters in 2003.  The non-recurrence of those orders in 2004 made our financial results look worse in comparison.  We expect that at times we may get similar significant orders in the future which could cause significant fluctuations in sales, gross margins, and operating results.  These fluctuations contribute to the difficulty in predicting our future financial performance by us, financial analysts, and investors.

•
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

•
We cannot predict whether we will be able to achieve profitability, which could adversely affect our ability to continue as a going concern and our stock price.  We were profitable on an operating and GAAP basis in the fourth fiscal quarter of 2005.  We were not profitable in any quarter of 2006.  We have made no predictions concerning our future profitability or lack of profitability.  Our inability to achieve may affect our ability to continue as a going concern and cause the market price of our stock to decline or prevent it from rising.

•
We expect that changes in stock option accounting rules will adversely impact our reported operating results and may adversely affect our competitiveness in the employee marketplace.  We have adopted FASB Statement No. 123R (“SFAS 123R”), Share-Based Payment, as our accounting method for stock options for accounting periods beginning January 1, 2006 and after.  SFAS 123R requires that all share-based payments to all employees, including grants of employee stock options, are to be included in the financial statements based on their fair values.  The adoption of SFAS 123R and resulting charges on our financial statements have significantly reduced our operating and net income and we expect will continue to do so.  These charges may result in our having operating and net losses rather than operating and net profits.  As a result of adopting the changes specified in SFAS 123R, it could negatively impact our use of employee stock plans to reward employees, putting us at a competitive disadvantage in attracting and retaining key employees.

•
Our indirect sales model makes us dependent on third party distributors and resellers, which could adversely impact our financial results and reputation.  Most of our products are sold through both domestic and international distributors and resellers.  These distributors generally focus on selling to a specific market or geographic region.  These distributors and resellers carry and sell products from other suppliers in addition to our own.  We expect to continue to engage additional distributors and resellers to sell our products.  Use of distributors and resellers makes us dependent, to some extent, on those third parties who will have the relationships with the end customers.  We may not be successful in attracting qualified distributors and resellers.  Use of these distributors and resellers could cause significant fluctuation in and adversely impact our future revenue and operating results due to price, extended payment term, and other concessions demanded by our distributors, our limited relationships with actual end-users of our products, the time and costs associated with maintaining our distributor and reseller relationships, the time and costs associated with engaging new distributors and resellers, the possibility that they may give other suppliers’ products priority over our own, the possibility of channel and price conflict, the possibility of customer confusion and customer dissatisfaction, and potential accounting, operational, and financial results problems if they build excess inventory.

•
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

•
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

•
Our business depends in part on continued demand for broadband connectivity and access.  The future success of our business is dependent in part upon the continued and increasing demand for high-speed, broadband connectivity and access, particularly with regard to the Internet, and for high-speed telecommunications products.  The markets for such services may not grow at all or as expected.

•
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

•
We have no key-man life insurance on any of our executive officers or other employees.  Loss of the services of any of our key executive officers or other key employees could have a material adverse effect on our business, financial condition, and results of operations.  The lack of key man insurance means that we would receive no insurance proceeds to buffer any such adverse effects.

•
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

•
Our limited internal manufacturing capacity may be insufficient to meet customers’ desires for our products, which could harm our sales and damage our reputation.  Our internal manufacturing capacity, by design, is limited.  At times, we have been unable to deliver certain internally-manufactured products as quickly and in the quantities that customers desire.  These inabilities could damage relationships with customers and have a material adverse effect on our reputation, business, financial condition, and results of operations.

•
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

•
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

•
Interruptions in our manufacturing operations could have an adverse effect on our revenue.  Any interruption in our manufacturing operations could cause our product supply to be interrupted or lose market opportunities and have an adverse affect on our revenue, customer relationships, and operating results.  Interruptions could result from  introduction of new products or processes; timing, language, cultural, and other issues arising from the use of contract manufacturers located outside the U.S.; terminations of relationship with manufacturers; not producing products at adequate capacity; delays in shipments of our products due to changes in demand; or insufficient quality or quantity of products.

•
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

•
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

•
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

•
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

•
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

•
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

•
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

•
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

•
Difficulties in reducing our operating expenses could harm our results of operations.  A material portion of our operating expenses is fixed.  If we experience a material reduction or delay in sales, we may find it difficult to reduce our operating expenses on a timely basis.  Difficulties of this nature would adversely affect our financial condition and harm our operating results.

•
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

•
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

•
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

•
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

•
Our international business activities expose us to a number of risks not present in our United States operations, which we have limited experience addressing.  Our international business activities may carry additional costs, risks and difficulties, including complying with complex foreign laws and treaties applicable to doing business and selling our products in other countries; availability of suitable export financing; timing and availability of export licenses; tariffs and other trade barriers; difficulties in staffing and managing foreign operations; difficulties in complying with foreign customs and general ways of doing business; and political and economic instability which may be more pronounced in less-developed areas.  We have limited experience in facing many of these issues and may not be able to address the issues in a manner to enable us to expand our international sales and operations.

•
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

•
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

•
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

•
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

•
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

•
New regulations could have an adverse impact on our ability to supply products and our financial results.  New regulations could be enacted that adversely impact our business.  For example, the directive on the restriction on the use of certain hazardous substances in electrical and electronic equipment (RoHS directive) limits the use of substances (such as lead and mercury) in products sold in the European Union marketplace.  Also, the directive on waste electronic and electrical equipment (WEEE) imposes obligations on suppliers of electronic equipment sold in the European Union marketplace.  New regulations such as these may disrupt our supply of components needed to supply our products at the times and in the quantities desired by our customers.  They may also require that we revise the design of some of our products and have some of our products re-qualified with our customers or regulatory agencies.  The new regulations may increase the costs of supplying products.  These results could adversely impact our product supply capabilities, relationships with customers, and financial results.

•
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

•
We are subject to domestic and international authorities’ allocations of the radio frequency spectrum.  Equipment to support new systems and services can be marketed only if suitable frequency allocations are made available to telecommunications service providers.  The process of allocating frequencies to service providers is typically expensive, complex, and lengthy.  If service providers and others are delayed in deploying new systems and services, we could experience lack of orders or delays in orders.  Similarly, failure by regulatory authorities to allocate suitable frequency spectrum could have a material adverse effect on our results.

•
At time we rely on a limited number of customers for a material portion of our sales, which exposes us to risks relating to the loss of sales and credit risk.  For the year ended December 31, 2006, three unrelated customers each accounted for more than 10% of our sales.  In addition, we have a number of other substantial customers.  We are currently attempting to increase our number of substantial customers which could increase our customer concentration risks.  Our ability to maintain or increase our sales in the future will depend in part upon our ability to obtain additional orders from these customers.  Our customer concentration also results in concentration of credit risk.  An acquisition of one of our significant customers could cause any current orders to be delayed or canceled and no new orders being placed with us and could further concentrate our customer base.  Adverse developments such as these with our significant customers could adversely impact our sales and financial results.

•
The continuing uncertainty in the telecommunications industry has caused us to maintain tight credit limits, which may be adversely affecting our sales.  Many of our potential customers have faced or are facing financial difficulties due to the industry-wide uncertainty and depressed conditions.  As a result, we have maintained what we believe to be stringent policies concerning the extension of credit to potential customers.  We believe that these tight credit policies may be limiting our sales.  As a result, we may loosen our credit policies, which may increase our sales but may also increase the likelihood of having bad debts from customers who can’t or won’t pay.

•
Given the relatively small size of some of our customers, they may not be able to pay for the products they purchase from us in the time period we expect or at all.  We are subject to credit risk in the form of trade accounts receivable.  We could face difficulties in receiving payment in accordance with our typical policies allowing payment within 30 days, although we have granted longer terms to some customers.  Some of our customers are new and smaller service providers which do not have the financial resources of existing, larger service providers.  Any delay, inability, or refusal to pay for purchases of our products may materially adversely affect our business.  Difficulties of this nature have occurred in the past, and we believe they will likely occur in the future.

•
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

•
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

•
Our intellectual property rights do not prevent other companies from developing similar technology, which could be superior to ours.  Other companies could develop products that use similar and perhaps superior technology.  This technology could be developed in a way to not violate or infringe our intellectual property rights.  As a result, our intellectual property rights provide no assurance that competing and perhaps superior products won’t be developed, even if we are able to protect our intellectual property rights.

•
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

•
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

•
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

•
Our settlement of the litigation commenced against us by Symbol Technologies adversely impacts our financial results.  In February 2006, we settled the lawsuit that had been brought against us by Symbol Technologies, Inc. alleging that certain of our products violated certain of their patents.  Symbol had successfully sued Proxim Corporation alleging that certain of Proxim Corporation’s products infringed two of the Symbol patents that Symbol asserted against us.  As part of the settlement, we agreed to pay Symbol fixed royalties totaling $4.3 million through the second quarter of 2009.  We will have to pay these royalties even if we discontinue the sale of products alleged by Symbol to violate their patents.  Additionally, we may end up paying Symbol more fixed royalties than we would have paid if we had negotiated a royalty based on product sales or some other contingent basis.  As a result, the settlement of the Symbol litigation adversely impacts our financial results, and the impact may be more adverse than if we had attempted to and had been successful in settling the litigation on some other basis.  Additionally, our willingness to settle these claims brought by Symbol may increase the likelihood that other companies will commence similar claims against us.

•
We have limited experience operating our Ricochet® network and may be unable to operate it effectively, which could adversely impact our business.  Our business historically has focused on selling wireless communications equipment.  Our purchase of Ricochet Networks in June 2004 was our first major entry into providing wireless communication services – actual Internet connectivity instead of just providing the equipment to enable the connectivity.  The services market is a very different market from the equipment market with different customer bases, methods of doing business, and other issues.  We may not be successful at addressing the different issues and challenges relating to our services business.  The services business may divert management’s attention and financial and other resources from our equipment business.  These issues could adversely impact our overall business and financial results.

•
Our entry into the wireless communications services business through Ricochet® could adversely impact our equipment business because those customers may perceive us as now competing with them.  In our equipment business, we generally sell our products to companies that provide wireless communications connectivity and services.  Those companies may be displeased with our purchase of Ricochet, as they may believe this purchase now makes us an actual or potential competitor to them.  Therefore, these companies may be reluctant to, and may not, purchase further wireless communications equipment from us or may reduce their purchases.  These reductions in purchases could adversely impact our overall business and financial results.

•
We expect to continue to generate losses as we continue to operate and possibly expand our Ricochet® network and service.  Our Ricochet business has a history of losses, and we expect to incur significant additional operating losses in the future.  We cannot predict when or if we will be able to achieve or sustain profitability for our Ricochet business.  Previous owners of Ricochet similarly experienced difficulty in achieving or sustaining profitability of the business.  If we are unable to achieve or sustain profitability or positive cash flow from Ricochet’s operating activities, we may be unable to conduct that business effectively or competitively.

•
We expect that our overall financial results will be negatively impacted by the losses from our Ricochet® network and service.  In 2006, our Ricochet service business constituted approximately 3.6% of overall revenue but constituted approximately 8.8% of our net loss.  The unprofitable wireless communications services business disproportionately increased the net loss of our overall company.  We expect that the operations of the services business will continue to be unprofitable and adversely impact our overall financial results.  Continued unprofitability could result in internal and external pressures to take actions to reduce the losses associated with that services business, which could include selling the business or shutting it down, making operational changes at Ricochet, changing the business model, or other actions.  We may have to incur significant costs if we undertake any of those actions given the contractual lease commitments and other obligations of Ricochet.

•
We may be unsuccessful in our efforts in expanding Ricochet’s business activities in the municipal network market and in other types of business.  We have increased our efforts to utilize Ricochet’s assets and capabilities in areas other than simply operating the Ricochet® network for subscribers.  For example, we are more frequently combining the capabilities of Ricochet as a network operator with the network equipment capabilities of Proxim to pursue municipal wireless network opportunities.  We are also investigating creative ways to leverage the Ricochet® equipment installed by previous owners of the Ricochet® network.  However, our efforts may be unsuccessful and may not contribute positively to our financial results and even could adversely impact our financial results.

•
We may be unable to grow the user base and geographically expand the Ricochet® network due in part to the turbulent history of Ricochet.  We are the fourth owner and operator of the Ricochet network in less than five years.  The initial operator of the network commenced voluntary bankruptcy proceedings and, we believe, did not perform some of its agreements relating to the network, including agreements to expand the network.  These ownership changes, bankruptcy, and related uncertainty and non-performance of agreements have damaged Ricochet’s reputation and relationships that could be vital to the successful operation and possible expansion of the network.  This history may cause users to be reluctant to subscribe to the Ricochet service and may cause third parties to be reluctant to contract with us relating to the operation and possible expansion of the network.  These issues in general could adversely impact our efforts to maintain and grow our user base and geographically expand the Ricochet network and our business in general.

•
The data access market in which Ricochet operates is highly competitive, which could adversely impact our ability to attract and retain users of our Ricochet® service.  Competition in the market for data access and communications services is intense. A number of privately and publicly held communications and data access companies have developed or are developing new wireless and wired communications and data access services and products using technologies that may compete with ours.  Some wireless data service companies have operated for many years and are already broadly deployed in major markets and well-recognized.  Many of these companies have significantly greater resources, more established brand names, and larger customer bases than we do.  In addition, several companies in various other industries, such as the satellite communications industry, may enter the market for mobile data access in the future.  Further, we may face competition from Internet service providers that could offer Internet, online or data access services at prices lower than those offered by us.  This competition could limit our ability to increase our user base, cause us to lose market share, and force us to reduce prices or incur additional selling, marketing and product development expenses, any of which could harm our business and our results of operations.

•
Different data access technologies may have advantages over our Ricochet® service, which could adversely impact our ability to attract and retain users of our service.  The market for data access and communications services is characterized by rapidly changing technology, new product introductions, and evolving industry standards.  A number of data access technologies, such as broadband wireless, digital subscriber lines and cable modems, generally are able to provide faster data rates than our network.  This may negatively affect user perceptions as to the attractiveness of our wireless service and result in pressure to reduce our prices.  Increased data rates also may result in the widespread development and acceptance of applications that require a higher data transfer rate than our service provides.  Our success will depend to a substantial degree on our ability to differentiate our service from competitive offerings and promote and sell the advantages of our service.  Our inability to do this could cause us to be unable to increase our users and to lose users to competing service providers.

•
The success of our Ricochet business ultimately may depend on our ability to attract and retain sufficient users to our Ricochet® service.  There may only be a limited market today for our Ricochet service, and we bear the risk that we will not sell enough subscriptions to our service or generate sufficient revenue for us to recoup the substantial expenditures we have made and will continue to make to operate and possibly expand our network.  In addition, competition to provide wireless data access services of the type Ricochet offers could result in a high turnover rate among our users, which could have an adverse effect on our business and results of operations.

•
User demand for our Ricochet® service is unpredictable.  We cannot reliably project potential demand for our Ricochet service, including whether there will be sufficient demand at the prices we need for that business to be profitable in either the markets in which we currently operate or in any markets into which we may expand.  We cannot reliably predict demand because the market for mobile wireless data access services is in the early stages of development and it is not clear what combination of features is required for a service to gain broad user acceptance.  Different possible features include cost, security, speed of connectivity, reliability, ease of use, and quality of service.  How we address these issues is likely to affect the demand for our Ricochet service.

•
Our success depends, in part, on our ability to market our Ricochet® service.  We believe that a substantial marketing effort is necessary to stimulate demand for our Ricochet service.  We expect to be marketing and advertising our service to attract users to our service.  From time to time, we may undertake special marketing plans or promotions for our service.  We may engage channel partners or others to assist us with marketing our service.  We cannot predict whether these marketing efforts will be successful and attract the users that we need to sustain our Ricochet business and operations.  If we are unable to market our service successfully, or at all, our ability to attract users and generate revenues will be adversely affected and our business will be adversely impacted.

•
The success of our Ricochet® service depends, in part, on our ability to provide adequate customer support.  We currently provide users of the Ricochet service with customer support.  We cannot predict whether users of our service will be satisfied with the customer support provided.  If we are unable to provide adequate customer service, our ability to retain users could be adversely affected and our reputation and business could be adversely impacted.

•
We may be unable to attract users and compete with other data access providers if we do not expand our Ricochet® network coverage area.  We currently are offering our Ricochet service in only two general markets.  We are actively considering the expansion of the Ricochet service into other markets.  Competitive factors may require that we offer our service in additional markets as well as further develop our Ricochet network in the markets where we already are offering service.  If we do not expand our network, we may be unable to attract users and compete with other data access providers, which may offer a competing service with a broader coverage area.  Consequently, our business and financial results could be adversely impacted.

•
There are numerous contingencies involved in the possible expansion of our Ricochet® network, which if not resolved as expected could adversely impact our business.  Before we decide to expand our Ricochet network to offer service to users in other targeted markets, we must consider a number of business, regulatory, and implementation issues, risks, and contingencies, many of which are not within our control.  These issues include predicted costs of expansion, long-term financial commitments we may need to make to expand, other obligations we may need to incur to expand, making an accurate assessment of potential markets, ability to use equipment installed by a previous operator of the Ricochet system, resolving any issues created by previous operators of the Ricochet system in the targeted market, cost and availability of network and circuit backhaul connections, any specific regulatory requirements relating to expansion into a given market, and delays or refusals by local governments or other third parties to enter into the agreements we need to deploy our network.  We may not be able to address these issues and risks in a timely basis or at the cost that we have assumed or at all.  Unfavorable or untimely resolution of these issues could adversely impact our business and financial results.

•
We may not effectively manage our expansion of the Ricochet® service into new markets, which could adversely impact our reputation and business.  If we decide to expand our network, we must manage the design, deployment, installation, maintenance, operation, and support of a bigger mobile wireless data access network.  If we are unable to manage this future growth effectively, or if we experience difficulties in managing the growth of our network, our business, results of operations, reputation and prospects for growth could be adversely impacted.

•
Our inability to obtain and retain attachment rights for our Ricochet® network equipment could adversely affect our ability to operate or expand our network.  The operation and possible expansion of our network depend to a significant degree on our ability to obtain and maintain rights to attach our poletop radios to municipal or other facilities from local municipalities, public utilities, or other governmental or third-party entities.  We may face delays or rejections in attempting to obtain the approvals and agreements necessary to install, attach, and maintain our network equipment.  These difficulties may, in some cases, be exacerbated by issues created by former operators of the Ricochet network.  Our inability to obtain these agreements in a timely manner and on terms acceptable to us, or at all, could force us to seek alternative sites on which to install network radios.  In turn, use of these alternatives sites could significantly increase the time and cost required to operate or expand the network.

•
Our inability to obtain and retain space on rooftops or towers for our Ricochet® network equipment could adversely affect our ability to operate or expand our network.  The operation and possible expansion of our network depend to a significant degree on our ability to lease space for our wired access points on building rooftops or on transmission towers owned by third parties.  There is substantial competition from a variety of communications companies for these sites.  Given this competition, obtaining the desired space can be a time-consuming, expensive process.  If we are unable to identify and negotiate leases for the desired space in a timely manner and on terms favorable or acceptable to us, the operation and expansion of our network could be impaired.

•
Our ability to increase the number of users of the Ricochet® system and to expand the geographic reach of the Ricochet system could be limited by availability of necessary equipment.  One of the assets we acquired when we purchased Ricochet was its significant inventory of modem, poletop radio, and wired access point equipment.  We believe this inventory will enable continued operation and some amount of expansion of the Ricochet network without significant inventory costs.  However, at some point, our operation and possible expansion of the Ricochet network may require us to obtain additional inventory.  Doing some may be a time-consuming, expensive process, if we are able to do so at all.  Our inability to obtain this additional inventory at the times, in the quantities, and at the prices we desire could adversely impact our competitive position, our continued operation of the network, our plans to expand the network, and our general business.

•
Our Ricochet® service depends on a network connections provided by third parties, which are subject to disruption by events beyond our control.  Our success will depend upon the adequacy, reliability, and security of the networks and circuits used to carry data within our Ricochet network and between our Ricochet network and corporate networks and the Internet.  Because these connections used to carry the data are owned or controlled by third parties, we have no control over their quality and maintenance.  Generally, we have limited recourse against the providers of these connections if the connection fails.  If there is any failure of the Internet backbone, the network connecting our system to the Internet backbone, any circuit supporting the exchange of data between our wired access points or our network interface facilities, or any other link in the delivery chain, whether from operational disruption, natural disaster, or otherwise, our service could be interrupted and our reputation, business, and results of operations could be adversely affected.

•
The failure of our third-party contractors to maintain and repair the Ricochet® system equipment on a timely, efficient basis could adversely affect our reputation with our customers.  We generally use third-party contractors to install and replace when needed our poletop radios and wired access points.  The successful operation of our network is dependent on timely actions by these parties, which can be affected by numerous factors, including the supply of labor, materials and equipment, and prevailing weather conditions, all of which are beyond our control.  Failure to repair the network in a timely fashion could adversely impact our relationship with our customers, our general reputation, and our business and prospects.

•
The Ricochet® network operates in unlicensed radio frequencies, which subject the network to harmful interference issues.  Because the Ricochet network operates in frequency bands on a license-free basis, the Federal Communication Commission requires that we not cause harmful interference to licensed users in the band and we must accept any interference present in the bands.  Excessive harmful interference could disrupt our service and discourage users from subscribing to or retaining our service.  This could harm our reputation, affect our competitive position, and impair our business and results of operations.

•
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

•
We are a defendant in pending stockholder litigation that could materially and adversely affect our business.  We are a party to four purported securities class action lawsuits.  These lawsuits relate to the underwriters’ alleged unlawful activities in connection with our initial public offering in February 2000.  The lawsuits have been assigned along with approximately 1,000 other lawsuits making substantially similar allegations against hundreds of other publicly traded companies and their public offering underwriters to a single federal judge for consolidated pre-trial purposes.  A tentative settlement of these lawsuits has been reached between the plaintiffs and affected companies.  However, there can be no assurance that this or any other settlement will be consummated, particularly in light of a recent decision by the appellate court.  These lawsuits are at an early stage and involve substantial uncertainty and, accordingly, we cannot predict the outcome.  Defending lawsuits of this nature can be a lengthy and expensive process, and we may not prevail.  Even if we prevail or the action is settled, the costs associated with these lawsuits could be substantial.  In addition, these lawsuits could have other material adverse impacts on us, such as management distraction, adverse publicity, and adverse reaction from the financial markets, from our customers, or from actual or potential strategic partners.  The difficulties and uncertainties relating to these lawsuits very likely may be increased and complicated because of the large number of pending similar cases and other parties involved.  The outcome of these lawsuits could materially compromise our ability to continue to operate our business.

•
We have elected to participate in a proposed settlement of this pending stockholder litigation, but there can be no assurance that this settlement will be consummated.  In June 2003, we elected to participate in a proposed settlement agreement with the plaintiffs in the pending stockholder litigation.  The proposed settlement does not provide for the resolution of any claims against the underwriter defendants.  The parties to the proposed settlement submitted formal settlement documents to the court in June 2004 and requested approval by the court of the proposed settlement.  The court did issue an order preliminarily approving the proposed settlement and held a fairness hearing at which objections to the proposed settlement were heard.  However, while the court was considering whether to grant final approval, the appellate court issued a ruling which caused the court to stay further proceedings on the settlement while the appellate proceedings are resolved.  Consummation of the proposed settlement remains conditioned on, among other things, receipt of final court approval and resolution of the appellate proceedings in a way that permits approval of the proposed settlement.  Given the number of companies and attorneys involved in these proceedings, we expect that any consummation of this settlement will be a lengthy process.  There can be no assurance that this settlement will be consummated.

•
Proceeds under our directors’ and officers’ insurance policies may be unavailable or insufficient to cover our exposure under the proposed settlement of the pending stockholder litigation or other exposure relating to this litigation.  The proposed settlement provides that the insurers of the participating issuer defendants will guarantee that the plaintiffs will recover at least $1 billion from the underwriter defendants.  Any amounts necessary to fund that guarantee would come from participating issuers’ directors’ and officers’ liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves.  However, we could be required to contribute to the costs of the settlement if our insurance coverage were insufficient to pay our allocable share of the settlement costs.  We have a total of $15 million in directors and officers insurance coverage applicable to this litigation.  We currently believe that this insurance coverage would be sufficient to cover our allocable share of the settlement costs.  However, the insurance proceeds may be unavailable if the companies issuing those policies experience financial difficulties or are otherwise unable or unwilling to pay under those policies.  Also, there can be no assurance that proceeds under those policies would be sufficient to cover our exposure under the settlement.  Further, given the uncertainty as to whether that settlement will be approved, there can be no assurance that this insurance coverage would be sufficient to cover any costs or other obligations imposed upon us if the litigation proceeds to trial or other resolution.

•
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

•
Two stockholders own a significant beneficial interest in our common stock which could allow them to influence matters requiring stockholder approval.  As of March 16, 2007, Robert E. Fitzgerald, our chief executive officer and board member, directly and through Concorde Equity II, LLC (a company controlled by him), and funds owned by Mobius Venture Capital together owned approximately 21% of our common stock.  As a result of their ownership these stockholders may be able to exert influence over actions, which require stockholder approval, for example, certain types of changes in control or amendments to our certificate of incorporation.

•
Registration of the restricted stock held by one of our major stockholders could cause our stock price to fall.  One stockholder, Concorde Equity II, owned approximately 10% of our outstanding common stock on March 16, 2007.  Concorde Equity is a company controlled by Robert E. Fitzgerald, a board member and our chief executive officer.  Concorde Equity received this stock in a private placement in connection with the combination of Young Design and Telaxis in April 2003.  As such, this stock has been and is currently subject to restrictions on sale or transfer.  In the merger agreement, we agreed to register this stock with the SEC in the first half of 2004, which, if completed, would enable this stock to be sold with less restriction.  We have not yet registered this stock.  This registration and potential sale of large amounts of our common stock could cause our stock price to fall or prevent it from increasing.

•
Future actual or potential stock sales by Concorde Equity II could cause our stock price to fall or prevent it from increasing.  Our stock held by Concorde Equity II is currently subject to restrictions on sale or transfer due to that company being controlled by our chief executive officer and board member Robert E. Fitzgerald.  However, portions of this stock can be (and have been) sold in the open market.  Between September 2005 and February 2006, Concorde Equity II sold 1,000,000 shares of our common stock.  That constituted approximately 28% of Concorde Equity II’s holdings prior to the sales.  Certain of our other stockholders and other third parties viewed these stock sales negatively because they were being made by a company controlled by our chief executive officer.  Concorde Equity II may make additional sales of our common stock in the future.  Generally, these sales require public filings.  Actual or potential sales of our stock by Concorde Equity II could cause our stock price to fall or prevent it from increasing for numerous reasons.  For example, a substantial amount of our common stock becoming available (or being perceived to become available) for sale in the public market could cause the market price of our common stock to fall or prevent it from increasing, particularly given the relatively low trading volumes of our stock.  Also, actual or potential sales by Concorde Equity II could be viewed negatively by other investors because Concorde Equity II is controlled by a member of our board of directors and chief executive officer.

•
Future actual or potential stock distributions or sales by Mobius Venture Capital could cause our stock price to fall.  Funds controlled by Mobius Venture Capital owned approximately 10% of our outstanding common stock on March 16, 2007.  Because Mobius Venture Capital owns directly or indirectly more than 10% of our outstanding common stock, any sales or distributions by that stockholder are required to be reported publicly shortly after they occur.  Actual or potential sales of this stock by that stockholder (or their investors) could cause our stock price to fall or prevent it from increasing for numerous reasons.  For example, a substantial amount of our common stock becoming available (or being perceived to become available) for sale in the public market could cause the market price of our common stock to fall or prevent it from increasing, particularly given the relatively low trading volumes of our stock.

•
Future actual or potential sales of the stock we issue upon exercise of stock options could cause our stock price to fall.  As of March 16, 2007, we had options outstanding to buy approximately 2,690,532 shares of our common stock and may grant options or other stock grants relating to an additional approximately 693,544 shares of our common stock.  We have filed registration statements with the SEC relating to the shares of our common stock that may be issued pursuant to the exercise of those outstanding stock options and stock options or other stock grants that we may grant in the future.  In many cases, holders of those options could decide to exercise the options and immediately sell the shares.  A substantial amount of this common stock becoming available (or being perceived to become available) for sale in the public market could cause the market price of our common stock to fall or prevent it from increasing, particularly given the relatively low trading volumes of our stock.  Further, actual or potential sales of this stock could be viewed negatively by other investors because some of these stock options are held by our directors and senior executives.

•
Future actual or potential sales of the stock we issue upon exercise of stock warrants could cause our stock price to fall.  On March 16, 2007, we had warrants outstanding to purchase approximately 153,377 shares of our common stock at a weighted average purchase price of $1.53 per share.  Shares of our common stock received upon exercise of those warrants may, depending on the method of exercise, be immediately available for public sale.  A substantial amount of this common stock becoming available (or being perceived to become available) for sale in the public market could cause the market price of our common stock to fall or prevent it from increasing, particularly given the relatively low trading volumes of our stock.

•
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

•
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

•
The terms of any equity securities we may issue in the future may be better than the terms of our common stock.  Our board of directors is authorized to create and issue equity securities that have rights, privileges, and preferences senior to those of our common stock.  In many situations, our board could take these actions without the need for any stockholder vote.  For example, we have 4.5 million shares of “blank check” preferred stock which the board could issue, in many cases without any stockholder vote.  The board could establish voting rights, dividend rights, liquidation rights, conversion rights, and other rights and preferences of this preferred stock senior and better than the rights associated with our common stock.

•
We have limited capital resources and our prospects for obtaining additional financing, if required, are uncertain.  Our future capital requirements will depend on numerous factors, including expansion of marketing and sales efforts, development costs of new products, the timing and extent of commercial acceptance for our products, our integration with the operations of Proxim Corporation, Terabeam Corporation, Ricochet Networks, Inc., and KarlNet, Inc. and any other companies we may acquire, and potential changes in strategic direction.  Additional financing may not be available to us in the future on acceptable terms or at all.  If funds are not available, we may have to delay, scale back, or terminate business or product lines or our sales and marketing, research and development, acquisition, or manufacturing programs.  Our inability to obtain capital could seriously damage our business, operating results, financial condition, viability as an ongoing company, and cause our stock price to decline.

•
We may raise additional capital on terms that we or our stockholders find onerous, which could adversely affect our financial results and stock price.  In the future, we may be able to raise additional debt or equity capital only on terms that we find onerous.  Alternatively, some of our stockholders may find the terms of our capital arrangements to be onerous.  For example, a small number of stockholders expressed displeasure at our issuing shares in December 2003 in a private placement at a price below the current trading price of our stock.  We may also obtain funds through arrangements with partners or others that may require us to relinquish rights to certain of our technologies or potential products or other assets.  The terms of our capital arrangements or the perceived onerous nature of those arrangements could adversely affect our financial results and stock price.

•
We may sell or otherwise dispose of portions of our business and assets for strategic reasons or to raise capital, which could adversely affect our business, financial results, and relationships.  As we analyze our company, strategic direction, and capital requirements, we may decide to sell some of our product lines, intellectual property, or other assets.  We may decide to do so for a variety of reasons, including to raise capital, to focus on certain portions of our current business, and to reduce our expenses.  Any such decisions could adversely impact our relationships with customers, employees, investors, and others for a variety of reasons depending on the actual decisions made.  For example, it may be perceived that such decisions are due to our questionable financial viability.  It may be perceived that we have decided to dispose of certain product lines that some people may believe have more potential than others.  Any such decisions and related consequences could have an adverse impact on our business, financial results, and relationships with third parties.

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

Item 1B.     Unresolved Staff Comments.

Not applicable.

Item 2.         Properties.

We lease multiple facilities for our operations in multiple different geographic locations.

Our headquarters is an approximately 95,000 square foot facility located in San Jose, California.  This facility accommodates the following departments: senior management, administration, finance, marketing, manufacturing, sales, and research and development.  The term of the lease for this facility expires on June 30, 2008.

We lease an approximately 15,000 square foot facility located in Falls Church, Virginia.  This facility accommodates marketing, sales, manufacturing, and finance.  The term of the lease for this facility expires on December 31, 2010.

We lease an approximately 17,000 square foot facility located in Haverhill, Massachusetts.  This facility accommodates engineering, development, manufacturing, and associated staff for our Harmonix Division.  The term of the lease for this facility expires on October 31, 2015, subject to our early termination right.  At any time after October 7, 2010, we may terminate this lease with eight (8) months advance written notice and payment of specified amounts.

We lease five facilities in Europe and Asia to accommodate our international sales and operations staff.

We lease approximately 11,000 square feet of warehouse space in Santa Clara, California.  This facility is primarily used for inventory.  The lease expired on October 31, 2006, and we now rent the space on a month to month basis.  If the facility were to become unavailable for our continued use, we believe we could locate suitable new warehouse space without undue difficulty.

Our Ricochet Networks subsidiary leases an approximately 5,000 square feet facility located in Denver, Colorado.  This facility accommodates engineering, development, sales, and marketing operations, and associated staff, for our Ricochet Networks subsidiary.  The term of the lease expires on January 31, 2008.  We have guaranteed the obligations of Ricochet Networks under this lease.

Our Ricochet Networks subsidiary leases approximately 84,000 square feet located in two facilities in Denver, Colorado and one facility in Tulsa, Oklahoma.  These facilities provide warehouse space for Ricochet’s inventory.  The two Denver facilities are leased on a month-to-month basis.  The Tulsa facility lease expired on December 31, 2006, and we are now renting space on a month to month basis while we consider and negotiate an extension of that lease.  If any of these facilities were to become unavailable for our continued use, we believe we could locate suitable new warehouse space without undue difficulty.

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

Consummation of the proposed settlement is conditioned upon obtaining approval by the court.  On September 1, 2005, the court preliminarily approved the proposed settlement and directed that notice of the terms of the proposed settlement be provided to class members.  Thereafter, the court held a fairness hearing on April 24, 2006, at which objections to the proposed settlement were heard.  After the fairness hearing, the court took under advisement whether to grant final approval to the proposed settlement.

On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a decision in In re Initial Public Offering Securities Litigation that six purported class action lawsuits containing allegations substantially similar to those asserted against us may not be certified as class actions due, in part, to the Appeals Court’s determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes.  On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of the Second Circuit Court of Appeals’ December 5, 2006 ruling.  U.S. District Judge Scheindlin has ordered that all proceedings in the consolidated cases brought against us and against the roughly 300 other issuers sued in substantially similar cases (including proceedings relating to the proposed settlement) will be stayed pending the ruling by the Court of Appeals on whether to entertain that petition for rehearing.  As a result, in part, of that filing, the impact, if any, of the Court of Appeals’ ruling on the viability of the proposed settlement cannot yet be determined.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the three months ended December 31, 2006.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently traded on the Nasdaq Capital Market under the symbol “TRBM.”  The table below shows, for the calendar year quarters indicated, the reported high and low sale prices of our common stock, as reported by the Nasdaq Capital Market.  In each case, this information is based on published financial sources.

	Terabeam Common Stock
	High	Low
2005
First Quarter	$6.00	$2.33
Second Quarter	$3.03	$1.93
Third Quarter	$3.56	$2.35
Fourth Quarter	$3.08	$2.21

2006
First Quarter	$5.19	$2.59
Second Quarter	$3.96	$1.97
Third Quarter	$2.40	$1.75
Fourth Quarter	$3.00	$1.95

As of March 16, 2007, the number of stockholders of record of our common stock was approximately 204.  A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.  We have never declared or paid any cash dividends on any class of our common equity.  We currently intend to retain any future earnings to fund the development and growth of our business and currently do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table and narrative provide information about our equity compensation plans as of December 31, 2006.  More information about our stock options is contained in our financial statements, including the notes thereto, included in this Annual Report on Form 10-K.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,540,232	$3.34	794,781 (2)
Equity compensation plans not approved by security holders	18,375	$2.12	0
Total	2,558,607	$3.33	794,781
____________
(1)      This column does not reflect the options outstanding on December 31, 2006 to purchase 33,485 shares of our common stock at an exercise price of $1.60 per share that we assumed in connection with our combination with Young Design, Inc. on April 1, 2003.  Those options had been issued under an equity compensation plan that was approved by Young Design’s stockholders.  No future grants of options may be made under that plan.  This column also does not reflect the warrants outstanding on December 31, 2006 to purchase 100,678 shares of our common stock at a weighted average exercise price of $1.25 per share that we assumed in connection with our acquisition of Terabeam Corporation in June 2004.
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

Item 6.     Selected Financial Data.

The following selected historical consolidated financial data was derived from our historical financial statements.  The financial statements for the fiscal years ended December 31, 2002 through 2006 were audited by Fitzgerald, Snyder, & Co., P.C., an independent registered public accounting firm.  This information should be read in conjunction with our management discussion and analysis of financial condition and results of operations and our financial statements, including the related notes, contained elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2002	2003	2004	2005	2006
(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue, net	$20,304	$27,241	$22,897	$58,982	$75,384
Gross profit	7,928	11,527	9,483	24,909	31,137
Income (loss) from continuing operations	947	300	(1,346)	(11,160)	(23,163)
Extraordinary item	89	4,347	-	-	-
Change in accounting	526	-	-	-	-
Net income (loss) applicable to common stockholders	1,562	4,647	(1,346)	(11,160)	(23,163)
Basic earnings (loss) per share from continuing operations	0.10	0.02	(0.07)	(0.51)	(1.08)
Basic – Extraordinary gain	0.01	0.35	-	-	-
Basic – Change in accounting	0.06	-	-	-	-
Basic earnings (loss) per share	0.17	0.37	(0.07)	(0.51)	(1.08)
Diluted earnings (loss) per share from continuing operations	0.10	0.02	(0.07)	(0.51)	(1.08)
Diluted – Extraordinary gain	0.01	0.34	-	-	-
Diluted – Change in accounting	0.06	-	-	-	-
Diluted earnings (loss) per share	$0.17	$0.36	$(0.07)	$(0.51)	$(1.08)
Shares used in computing basic earnings per share	9,375	12,571	19,792	21,801	21,523
Shares used in computing diluted earnings per share	9,375	12,841	19,792	21,801	21,523

	December 31,
	2002	2003	2004	2005	2006
Consolidated Balance Sheet Data:
Cash and cash equivalents and short term investments	$939	$8,990	$40,737	$14,393	$10,458
Working capital	2,946	12,577	41,532	14,802	10,432
Total assets	8,572	20,719	77,284	74,758	49,875
Long-term obligations, less current portion	1,402	1,298	1,270	2,956	2,088
Total stockholders’ equity	$4,508	$16,185	$65,991	$52,718	$30,834

Our Quarterly Financial Data

Quarter (in thousands, except per share data)
2006	First	Second	Third	Fourth
Revenue	$18,536	$20,750	$17,876	$18,222
Gross profit	7,641	8,688	6,569	8,239
Net income (loss)	(4,483)	(2,985)	(13,664)	(2,031)
Basic and diluted earnings (loss) per share	$(0.21)	$(0.14)	$(0.64)	$(0.09)

Quarter (in thousands, except per share data)
2005	First	Second	Third	Fourth
Revenue	$6,597	$7,165	$18,147	$27,073
Gross profit	3,278	3,478	5,501	12,652
Net income (loss)	(970)	(987)	(10,013)	810
Basic and diluted earnings (loss) per share	$(0.04)	$(0.04)	$(0.47)	$0.04

Quarter (in thousands, except per share data)
2004	First	Second	Third	Fourth
Revenue	$6,017	$4,733	$6,370	$5,777
Gross profit	2,466	1,540	2,688	2,789
Net income (loss)	303	(1,605)	(2,351)	2,307
Basic and diluted earnings (loss) per share	$0.02	$(0.10)	$(0.09)	$0.10

Earnings (loss) per share calculations for each of the quarters are based on the weighted average shares outstanding for each period.  The sum of the quarters may not necessarily be equal to the full year earnings per share amounts.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We provide high-speed wireless communications equipment and services in the United States and internationally.  Our systems enable service providers, enterprises, and governmental organizations to deliver high-speed data connectivity enabling a broad range of applications.  We also provide wireless solutions for the mobile enterprise, security and surveillance, last mile access, voice and data backhaul, and municipal networks.  We believe our fixed wireless systems address the growing need of our customers and end-users to rapidly and cost effectively deploy high-speed broadband communication networks.

Terabeam and its subsidiaries operate in two primary businesses: broadband wireless equipment and high-speed wireless service and connectivity.  The equipment business is the historic operations of Terabeam as a designer, manufacturer, and seller of wireless telecommunications equipment (“Equipment”) and generates the substantial majority of the Company’s revenues and expenses.  This business is conducted through its Proxim Wireless Corporation subsidiary and includes the financial results of the business acquired from Proxim Corporation (“Old Proxim”) in July 2005.  Terabeam’s services business, which it began in 2004, is conducted through its Ricochet Networks, Inc. subsidiary.  This business (“Services”) was acquired with the Ricochet Networks acquisition during the second quarter of 2004.  Ricochet Networks has been ranked as one of the largest wireless Internet service providers (WISPs) in the United States (in terms of subscribers).  In December 2006, Terabeam entered into an agreement with Ricochet Networks to transfer certain Ricochet Networks intellectual property to Terabeam.

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

Revenue Recognition

Product revenue is generally recognized upon shipment when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectibility is reasonably assured. The Company grants different distributors different limited rights of return, price protection on unsold products, and other terms of sale.  Depending on the terms of sale, when the Company believes that certain conditions of SFAS 48 Revenue Recognition When Right of Return Exists are not met for sales to these distributors, revenue is deferred until the product is sold to an end customer.  Generally, the Company has no obligation to provide any modification or customization upgrades, enhancements or other post-sale customer support unless specifically requested by the customer.  Revenue from services, such as pre-installation diagnostic testing and product repair services, is recognized over the period for which the services are performed, which is typically less than one month.  Revenue from enhanced service contracts is recognized over the contract period, which ranges from one to three years.

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

Intangible Assets

Intangible assets are accounted for in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”.  Intangible assets with finite lives are amortized over the estimated useful lives using the straight-line method.    An impairment loss on such assets is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.  Intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually or more frequently if there are indications that the asset is impaired.  The impairment test for these assets consists of a comparison of the fair value of the asset with its carrying amount.  If the carrying amount of an intangible asset with an indefinite useful life exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.  For either type of intangible asset, after an impairment loss is recognized, the adjusted carrying amount of the intangible asset becomes its new accounting basis.  Subsequent reversal of a previously recognized impairment loss is prohibited.

Our intangible assets include purchased technology and various assets acquired in business combination transactions.  Assets acquired in business combination transactions include existing hardware technologies, trade names, existing software technologies, customer relationships and patents.  Some of these assets have finite useful lives and some have indefinite useful lives.  During the year ended December 31, 2006 we recognized an impairment charge of $8.9 million based upon an independent third party valuation of certain intangible assets related to the Old Proxim, Old Terabeam, and Karlnet acquisitions.  During the year ended December 31, 2005, and subsequent to the acquisition of Old Proxim, we recognized an impairment write off of $3.6 million related to the Terabeam trade name.

Capitalized Software - We capitalize software costs for projects from the time the project is determined to be technologically feasible until the project is salable.   We did not capitalize software costs during the year ended December 31, 2006.  During the year ended December 31, 2005, and subsequent to the acquisition of Old Proxim, we wrote off approximately $1.1 million of capitalized software costs because (due to market timing issues) the Company abandoned development of the Logan software project after acquiring similar software in the Old Proxim acquisition and determining that it would take significantly longer to bring Logan to market than anticipated and that, when commercially available, Logan would not have the feature set required to be competitive.

Result of Operations

Years Ended December 31, 2006 and 2005

The following table provides statement of operations data as a percentage of sales for the periods presented.

	Years Ended December 31,
	2006	2005
Sales	100%	100%
Cost of sales	59	58
Gross profit	41	42
Operating expenses
Selling	24	17
Restructuring /impairment	12	10
Research and development	19	14
General and administrative	18	22
Total operating expenses	73	62
Operating income (loss)	(32)	(20)
Other income	1	1
Income taxes	-	-
Minority interest in net income of Merry Fields	-	-
Net income (loss)	(31)%	(19)%

Sales

Sales for the year ended December 31, 2006 were $75.4 million as compared to $59.0 million for the same period in 2005, an increase of $16.4 million or 28%.  This increase is primarily due to a full year of sales in 2006, but only 6 months of sales in 2005  related to the acquisition of the Old Proxim operations.

For the years ending December 31, 2006 and 2005, international sales, excluding Canada, approximated 52% and 35%, respectively, of total sales.  The reason for the increase in international sales as a percent of sales is because a significant percentage of the sales from Old Proxim acquired products were ultimately to international customers.

Cost of goods sold and gross profit

Cost of goods sold and gross profit for the year ended December 31, 2006 were $44.2 million and $31.1 million, respectively.  For the same period in 2005, costs of goods sold and gross profit were $34.1 million and $24.9 million, respectively.   The cost of goods sold for the years ended December 31, 2006 and 2005 included restructuring provisions for excess and obsolete inventory totaling $1.5 million and $2.1 million, respectively. Gross profit margin, as a percentage of sales, for the year ended December 31, 2006 was 41% with the restructuring provision and 43% without restructuring charges, and for the year ended December 31, 2005 was 42% with the restructuring provision and 46% without restructuring charges.  The decrease in gross margin percentage (without restructuring charges) was primarily due to the product mix in the current year as compared to the prior year.  In addition, due to lower than expected revenue results for 2006, certain fixed manufacturing costs were not fully absorbed and contributed to a reduction in gross profit margins.

The product lines and the agreements with contract manufacturers that we acquired from Old Proxim bring significant production efficiencies by reducing labor costs as well as material costs because of the large volumes of raw material purchases larger contract manufacturers can negotiate. As we increase our sales efforts for our new products to our customers in 2007, we believe that providing very high quality products and being early to market with new technologies will reduce the pressure to compete principally on price.  However, our profit margins may be challenged because of the downward pressure brought about by increased competition from the many new competitors entering the wireless marketplace.  Some competitors may use more favorable pricing structures than us to try to gain immediate market share, and despite our efforts, we may be unable to increase or maintain our margins in this highly competitive market.

Sales and Marketing Expenses

Selling and marketing expenses consist primarily of employee salaries and associated costs for selling, marketing, and customer support.  Selling and marketing expenses increased to $18.0 million for the year ended December 31, 2006, from $9.8 million for the year ended December 31, 2005, which is an $8.2 million increase.  Sales and Marketing expenses as a percentage of sales increased to 24% in 2006 as compared to 17% in the previous year.   This increase was due primarily to increased headcount and increased sales related expenses due to the acquisition of the Old Proxim sales and distribution channels in the third quarter of 2005, along with higher commission costs related to the higher revenue and new commissions and incentive programs in 2006.

Restructuring and impairment charges

During the year ended December 31, 2006 we recorded restructuring charges of approximately $116,000.  These charges consisted of one-time termination benefits related to a reduction in force, implemented in an effort to streamline operations in response to the first quarter financial results.   During the year ended December 31, 2005, and subsequent to the Old Proxim acquisition, we recorded restructuring charges for severance and excess facilities of approximately $944,000.  These charges consisted of operating lease commitments related to facilities which were closed during the year, and severance payments to Terabeam employees laid off subsequent to the Old Proxim acquisition.

During the year ended December 31, 2006, we recorded a charge for the impairment of amortizable intangible assets totaling $7.8 million.  The charges were based on an independent third party valuation of the intangible assets, and consisted of:

•
A charge of $881,000 from the write off of intangibles related to the acquisition of Karlnet, Inc. in 2004.  The intangible assets, Kbridge technology, Karlnet customer relationships, and the TurboCell trade name were related to products that the Company decided to discontinue.

•	A $2.1 million charge related to the developed components technology acquired in the acquisition of Terabeam Corporation in 2004.

•	A charge of $4.8 million related to the developed technology acquired in the acquisition of Old Proxim in 2005.

In addition, we tested goodwill and other non-amortizable assets in the third quarter of 2006, and based on an independent third party valuation, we recorded a $1.1 million charge related to the Proxim trade name.  The revised valuation is $1.0 million, and has an indefinite useful life.

The total charge for impairment of amortizable and indefinite-lived intangible assets in the accompanying financial statements for the year ended December 31, 2006 is approximately $8.9 million.

During the year ended December 31, 2005, and subsequent to the Old Proxim acquisition, the restructuring of the Company and the Company’s product lines affected the carrying value of certain intangible assets, and the Company recorded a charge for the impairment of intangible assets in the accompanying 2005 financial statements totaling $4.7 million.  These charges consisted of:

•
A $3.6 million impairment charge related to the Terabeam trade name in accordance with the guidance contained in the SFAS 142, “Goodwill and Other Intangible Assets”.   Subsequent to the Old Proxim acquisition, the Company chose to sell its wireless equipment products under the go to market name of Proxim Wireless.  Since there will be no future revenue stream based on the Terabeam name, an independent third party valuation determined that the fair value of the Terabeam trade name was de minimis.

•
A $1.1 million charge related to the write off of certain software development costs that had been previously capitalized.  The Company abandoned development of its Logan software development project after acquiring similar software in the Proxim acquisition due to market timing issues.

Research and Development Expenses

Research and development expenses consist primarily of personnel salaries and fringe benefits and related costs associated with our product development efforts.  These include costs for development of products and components, test equipment and related facilities.  Research and development expenses increased to $14.5 million for the year ended December 31, 2006, from $8.0 million for the year ended December 31, 2005, a $6.5 million or 81% increase.  Research and development expenses as a percentage of sales increased to 19% in 2006 as compared with 14% in the prior year.  The increase in 2006 research and development costs over the same period in 2005 was primarily due to increased amortization costs, the addition of research and development engineering personnel through the acquisition of Old Proxim’s operations as well as additional prototype material and other related support costs required for our new product development, certification, and product introduction efforts.

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries, benefits and associated costs for information systems, finance, legal, and administration of a public company.  General and administrative expenses increased to $13.5 million for the year ended December 31, 2006, from $12.9 million for the year ended December 31, 2005, a $0.6 million or 5% increase. The increase is principally a result of additional headcount and related general and administrative expenses due to the acquisition of Old Proxim’s operations.  However, general and administrative expenses as a percentage of sales during 2006 were reduced to 18% as compared to 22% in 2005.

Other income (expenses)

Other income and expenses totaled approximately $779,000 for the year ended December 31, 2006, as compared to $515,000 for the year ended December 31, 2005.   There was a decrease in interest income of $327,000 due to reduced cash balances primarily due to the cash used to acquire Old Proxim’s operations and ongoing operating losses.  This decrease was offset by gains on the settlement of certain old Terabeam Corporation leases and property taxes, and the sale of certain Ricochet intellectual property during 2006.

Adoption of SFAS 123R

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. Stock-based compensation for the year ended December 31,  2006 includes compensation expense, recognized over the applicable vesting periods, for new share-based awards and for share-based awards granted prior to, but not yet vested, as of December 31, 2005 (modified prospective application). Stock-based compensation for the years ended December 31, 2006 and 2005 totaled approximately $1.3 million and $2.0 million, respectively, and is included in cost of goods sold and operating expenses in the condensed consolidated statements of operations only for the period ended December 31, 2006.

For the year ended December 31, 2006, the operating loss, the loss before income taxes and the net loss was $1.3 million higher, and the basic and diluted loss per share were $0.06 higher due to the adoption of SFAS 123R.  Net cash used in operating activities and net cash provided by financing activities were not changed by the adoption of SFAS 123R.

Years Ended December 31, 2005 and 2004

The following table provides statement of operations data as a percentage of sales for the periods presented.

	Years Ended December 31,
	2005	2004
Sales	100%	100%
Cost of sales	58	59
Gross profit	42	41
Operating expenses
Selling	17	11
Restructuring /impairment	10	0
Research and development	14	13
General and administrative	22	44
Total operating expenses	62	68
Operating income (loss)	(20)	(27)
Other income	1	21
Income taxes	-	-
Minority interest in net income of Merry Fields	-	-
Net income (loss)	(19)%	(6)%

Sales

Sales for the year ended December 31, 2005 were $59.0 million as compared to $22.9 million for the same period in 2004, an increase of $36.1 million or 158%.  The primary reason for the increase in sales was the acquisition of the Old Proxim product lines and distribution channels on July 27, 2005. Sales through the new distribution channels totaled approximately $34.2 million for the year ended December 31, 2005.

For the years ending December 31, 2005 and 2004 international sales, excluding Canada, approximated 35% and 18%, respectively, of total sales.  The reason for the increase in international sales as a percent of sales was because a significant percentage of the sales from Old Proxim acquired products were ultimately to international customers.

Cost of goods sold and gross profit

Cost of goods sold and gross profit for the year ended December 31, 2005 were $34.1 million and $24.9 million, respectively.  Of the $34.1 million cost of goods sold, $2.1 million was a restructuring provision for excess and obsolete inventory.  The excess inventory charges were due principally to management’s decision to discontinue certain older Terabeam product lines subsequent to the acquisition of the Old Proxim product lines and distribution channels.  For the same period in 2004, costs of goods sold and gross profit were $13.4 million and $9.5 million, respectively.  Gross profit, as a percentage of sales, for the years ended December 31, 2005 and 2004, was 42% and 41%, respectively.

Sales and Marketing Expenses

Selling and marketing expenses consist primarily of employee salaries and associated costs for selling, marketing, and customer support.  Selling and marketing expenses increased to $9.8 million for the year ended December 31, 2005, from $2.6 million for the year ended December 31, 2004, which is a $7.2 million increase.  Sales and Marketing expenses as a percentage of sales increased to 17% in 2005 as compared to 11% in the previous year.   This increase was due primarily to the following factors:  an increase of approximately $6.0 million during the quarter due to the acquisition of Old Proxim sales and distribution channels, and increased sales and marketing headcount, increased salaries and increased travel by sales personnel as compared to the prior fiscal year.

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

During the year ended December 31, 2005, and subsequent to the Old Proxim acquisition, the restructuring of the Company and the Company’s product lines affected the carrying value of certain intangible assets, and we recorded a charge for the impairment of intangible assets in the accompanying financial statements totaling $4.7 million.  These charges consisted of:

•
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

•
A $1.1 million charge related to the write off of certain software development costs that had been previously capitalized under Financial Accounting Standards Board Statement of Financial Accounting Standard No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”.  The Company abandoned development of its Logan software development project after acquiring similar software in the Proxim acquisition and determining that it would take significantly longer to bring Logan to market than anticipated and that, when commercially available, Logan would not have the feature set required to be competitive.

Goodwill is tested for impairment at least annually at the reporting unit level.  As of December 31, 2005, the Company recorded a goodwill impairment loss of $200,000 related to the Ricochet service reporting unit.

There were no corresponding restructuring or impairment charges during the year ended December 31, 2004.

Research and Development Expenses

Research and development expenses consist primarily of personnel salaries and fringe benefits and related costs associated with our product development efforts.  These include costs for development of products and components, test equipment and related facilities.  Research and development expenses increased to $8.0 million for the year ended December 31, 2005, from $2.9 million for the year ended December 31, 2004, a $5.1 million or 176% increase.  This increase was due primarily to an increase of approximately $5.0 million during the year due to the acquisition of the Old Proxim engineering and research and development infrastructure.  Synergies between the product lines of Old Proxim and the Company allowed us to discontinue certain redundant research and development efforts and reduce the Terabeam workforce in this area during the third quarter of 2005.

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries, benefits and associated costs for information systems, finance, legal, and administration of a public company.  General and administrative expenses increased to $12.9 million for the year ended December 31, 2005 from $10.0 million for the year ended December 31, 2004, a $2.9 million or 29% increase.  There was an increase of approximately $2.9 million during the year due to the additional expenses incurred as a result of the acquisition of Old Proxim.  General and administrative expenses as a percentage of sales decreased to 22% from 44% in the prior year.  During 2004 there were significant costs related to the acquisition of Terabeam Corporation, Karlnet, and Ricochet.

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

Liquidity and Capital Resources

At December 31, 2006, we had cash, cash equivalents, and investments available-for-sale of $10.5 million.  For the year ended December 31, 2006, cash used by operations was approximately $7.5 million.  We currently are meeting our working capital needs through cash on hand as well as internally generated cash from operations and other activities. Cash used by operations includes a net loss of $23.2 million, offset by $15.7 million of non-cash items.  The non-cash items include restructuring charges for impairment of intangible assets and for excess and obsolete inventory totaling $10.4 million.

For the year ended December 31, 2006, cash provided by investing activities was approximately $4.6 million.  The cash provided by investing activities was principally related to the release of restricted cash, which had been held in an indemnification trust for the benefit of former Terabeam Corporation directors and officers.  In March 2006, the beneficiaries of that indemnification trust agreed to the early termination of that trust.  During the quarter ended June 30, 2006 that indemnification trust was terminated and the net trust proceeds of approximately $5.0 million (after payments to the beneficiaries) were distributed to the Company as unrestricted cash. The release of restricted cash was offset by approximately $445,000 used for the purchase of property and equipment

Cash used by financing activities was approximately $900,000 for the year ended December 31, 2006, and resulted from the repayment of $981,000 for the license payable agreement, offset by $81,000 from the exercise of warrants and employee stock options during this period.

We believe that our cash on hand with cash flow from operations should be sufficient to meet the operating cash requirements over the next twelve month period. Our long-term financing requirements depend upon our growth strategy both domestically and internationally in the broadband equipment and high speed wireless services market place. Although we have grown revenues significantly compared to prior years, the acquisition of Old Proxim’s operations in 2005 significantly increased both our domestic and international operating expenses and as a result our cash usage from operating losses has also increased. For fiscal 2007, we must continue to grow our revenues and adjust our operating expenses to levels that will at a minimum produce breakeven cash flow and bring us to operating profitability. Due to the fluctuations in quarterly revenue we have experienced since acquiring the operations of Old Proxim,  management is closely monitoring revenue trends and operating expenses , and reviewing its long term business strategy to evaluate whether there will be a requirement for external financing to fund our operations. Accordingly, our current resources may have to be supplemented through new debt financing, equity offerings, or other means. Depending on market conditions , additional financing may not be available to us at all or on acceptable terms. See Item 1A – Risk Factors above for additional information.

We have the following contractual obligations and commercial commitments as of December 31, 2006:

	Payments due by period (numbers in thousands)
	Total	Less than 1 year	1 -3 years	4 – 5 years	After 5 years
Operating leases – buildings – in use	6,443	2,545	3,159	355	384
Operating leases – buildings – not in use	1,231	642	499	90	-
Notes payable	3,200	1,000	2,200	-	-
Operating leases – equipment	762	346	416	-	-
Employment Contracts	1,010	1,010	-	-	-
Total contractual cash obligations	12,646	5,543	6,274	445	384

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 will be effective beginning Q1 2007.  The Company has not yet evaluated the impact of implementation on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements in financial statements, but standardizes its definition and guidance in GAAP. Thus, for some entities, the application of this statement may change current practice. SFAS 157 is effective for the Company beginning on January 1, 2008. The Company is currently evaluating the impact that the adoption of this statement may have on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. The provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006. The provisions of SFAS 158 are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulletin 108 (“SAB 108”) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on our consolidated financial position or results of operations.

In February, 2007, the FASB issued SFAS 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial position and results of operations.

Detailed information regarding the impact of new accounting standards adopted during 2006 can be found under the caption: “Note 2: Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

Disclosures About Market Risk

The following discusses our exposure to market risks related to changes in interest rates, equity prices and foreign currency exchange rates.  This discussion contains forward-looking statements that are exposed to risks and uncertainties, many of which are out of our control.  Actual results could vary materially as a result of a number of factors, including those discussed in Item 1A – Risk Factors.

As of December 31, 2006, we had bank balances of cash and cash equivalents of $10.3 million and restricted cash of $0.1 million.  All these funds are on deposit in short-term accounts with two major domestic and  two major international organizations.  Therefore, we do not expect that an increase in interest rates would materially reduce the value of these funds.  The primary risk to loss of principal is the fact that these balances are only insured by the Federal Deposit Insurance Corporation up to $100,000 per bank.  At December 31, 2006, the uninsured portion totaled approximately $10.1 million.

In the past three years, all sales to international customers were denominated in United States dollars and, accordingly, we were not exposed to foreign currency exchange rate risks except for operating expenses incurred in foreign currency.  Additionally, we import from other countries.  Our sales and product supply may therefore be subject to volatility because of changes in political and economic conditions in these countries.

We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, or fluctuations in commodity prices or other market risks; nor do we invest in speculative financial instruments.

Due to the nature of our borrowings and our short-term investments, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Disclosures about Market Risk.

Item 8.      Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

TO THE BOARD OF DIRECTORS
TERABEAM, INC.
San Jose, California

We have audited the accompanying consolidated balance sheets of TERABEAM, INC., (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2006, 2005 and 2004.  We also have audited the related financial statement Schedule II for the years ended December 31, 2006, 2005 and 2004.  These consolidated financial statements and financial statement Schedule II are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement Schedule II based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TERABEAM, INC. as of December 31, 2006 and 2005 and the results of its operations and cash flows for the years ended December 31, 2006, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement Schedule II for the years ended December 31, 2006, 2005 and 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Fitzgerald, Snyder & Co., P.C.

McLean, Virginia
March 26, 2007

TERABEAM, INC.
CONSOLIDATED BALANCE SHEETS
 (In thousands, except share data)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$10,290	$14,133
Investment securities – available-for-sale	168	260
Accounts receivable, net	5,539	8,378
Inventory	10,142	10,070
Prepaid expenses	1,246	1,045
Total current assets	27,385	33,886

Property and equipment, net	2,660	3,924
Other Assets:
Restricted cash	76	5,076
Goodwill	7,922	7,380
Intangible assets, net	11,545	23,817
Deposits and prepaid expenses	287	675
Total other assets	19,830	36,948
Total assets	$49,875	$74,758

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$13,887	$15,600
Deferred revenue	2,198	2,503
License agreement payable - current maturities	868	981
Total current liabilities	16,953	19,084

License agreement payable, net of current maturities	2,088	2,956
Total liabilities	19,041	22,040
Commitments and contingencies	-	-

Stockholders’ Equity
Preferred stock, $0.01 par value; 4,500,000 shares authorized, none issued at December 31, 2006 and December 31, 2005	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized, 21,552,572 issued and outstanding at December 31, 2006 and 21,446,217 issued and outstanding at December 31, 2005	216	214
Additional paid-in capital	57,976	56,638
Accumulated deficit	(27,285)	(4,122)
Accumulated other comprehensive income:
Net unrealized loss on available-for-sale securities	(73)	(12)
Total stockholders’ equity	30,834	52,718
Total liabilities and stockholders’ equity	$49,875	$74,758

See accompanying notes to consolidated financial statements.

TERABEAM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)

	For the Years Ended December 31,
	2006	2005	2004
Revenues	$75,384	$58,982	$22,897
Cost of goods sold	42,745	31,930	13,414
Restructuring provision for excess and obsolete inventory	1,502	2,143	-
Gross profit	31,137	24,909	9,483
Operating expenses:
Selling costs	18,008	9,789	2,557
Restructuring charges	116	944	-
Restructuring charge for impairment of intangible assets	8,874	4,664	-
Impairment of service reporting unit goodwill	-	200	-
General and administrative	13,493	12,902	9,976
Research and development	14,520	8,000	2,949
Total operating expenses	55,011	36,499	15,482
Operating loss	(23,874)	(11,590)	(5,999)
Other income (expense):
Interest income	368	695	810
Interest expense	(190)	(161)	(209)
Gain on sale of Phazar stock	-	-	3,882
Other income (expense)	601	(19)	168
Total other income (expense)	779	515	4,651
Loss before income taxes and minority interests	(23,095)	(11,075)	(1,348)
Benefit (provision) for income taxes	(68)	16	2
Loss before minority interests	(23,163)	(11,059)	(1,346)
Minority interest in net income of Merry Fields	-	(101)	-
Net loss	$(23,163)	$(11,160)	$(1,346)

Weighted average shares - basic and diluted	21,523	21,801	19,792
Loss per share - basic and diluted	$(1.08)	$(0.51)	$(0.07)

See accompanying notes to consolidated financial statements.

TERABEAM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Minority Interest	Accumulated Other Comprehensive (Loss) Income	Total
Balances, December 31, 2003	14,179,882	$142	$6,173	$8,673	$-	$-	$1,197	$16,185

Stock issued for acquisitions	12,609,237	126	59,552	-	-	-	-	59,678
Treasury stock purchased	(4,683,183)	(42)	(6,458)	-	(1,155)	-	-	(7,655)
Distribution to Merry Fields members	-	-	-	(50)	-	-	-	(50)
Exercise of stock options and warrants	239,911	2	370	-	-	-	-	372
Comprehensive income:
Net income (loss)	-	-	-	(1,346)	-	-	-	(1,346)
Unrealized gain (loss) on investments, net of reclassification adjustments	-	-	-	-	-	-	(1,193)	(1,193)
Total comprehensive income (loss)	-	-	-	(1,346)	-	-	(1,193)	(2,539)
Balances, December 31, 2004	22,345,847	$228	$59,637	$7,277	$(1,155)	-	$4	$65,991

Treasury stock purchased	(1,033,750)	(15)	(3,207)	-	1,155	-	-	(2,067)
Exercise of stock options and warrants	134,120	1	188	-	-	-	-	189
Merry Fields, loss of control	-	-	20	(239)	-	219	-	-
Minority interest in net income of Merry Fields	-	-	-	-	-	101	-	101
Deconsolidation of Merry Fields	-	-	-	-	-	(320)	-	(320)
Comprehensive income:
Net income (loss)	-	-	-	(11,160)	-	-	-	(11,160)
Unrealized gain (loss) on investments, net of reclassification adjustments	-	-	-	-	-	-	(16)	(16)
Total comprehensive income (loss)	-	-	-	(11,160)	-	-	(16)	(11,176)
Balances, December 31, 2005	21,446,217	$214	$56,638	$(4,122)	-	-	$(12)	$52,718

Exercise of stock options and warrants	106,355	2	79	-	-	-	-	81
Employee stock option amortization	-	-	1,259	-	-	-	-	1,259
Comprehensive income:
Net income (loss)	-	-	-	(23,163)	-	-	-	(23,163)
Unrealized gain (loss) on investments, net of reclassification adjustments	-	-	-	-	-	-	(61)	(61)
Total comprehensive income (loss)	-	-	-	(23,163)	-	-	(61)	(23,224)
Balances, December 31, 2006	21,552,572	$216	$57,976	$(27,285)	-	-	$(73)	$30,834

See accompanying notes to consolidated financial statements.

TERABEAM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For The Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(23,163)	$(11,160)	$(1,346)
Depreciation and amortization	5,106	3,449	1,249
(Gain) loss on disposal of property and equipment	-	-	(14)
Loss on write-down of investments available-for-sale	32	120	-
Realized (gain) loss on trading and available-for-sale securities	-	-	(3,521)
Bad debt allowance (recovery)	95	415	488
Inventory allowance	(1,190)	-	-
Employee stock option amortization	1,259	-	-
Restructuring charge for impairment of intangible assets	8,874	4,664	-
Restructuring provision for excess and obsolete inventory	1,502	2,143	-
Impairment of service unit goodwill	-	200	-
Changes in assets and liabilities affecting operations:
Restricted cash	-	60	740
Accounts receivable, net	2,699	(1,661)	153
Inventory	(758)	206	(1,348)
Deposits	357	(222)	2
Prepaid expenses	(201)	(897)	143
Refundable income taxes	-	151	75
Accounts payable and accrued expenses	(1,805)	3,188	(2,306)
Deferred revenue	(305)	2,344	96
Net cash provided by (used in) operating activities	(7,498)	3,000	(5,589)
Cash flows from investing activities:
Release of restricted cash	5,000	-	-
Proceeds on disposal of property and equipment	-	169	964
Purchase of securities	-	(241)	(790)
Purchase of property and equipment	(445)	(293)	(37)
Investment in capitalized software	-	(382)	(601)
Sale of securities	-	5,214	34,616
Cash used for acquisitions	-	(24,300)	(4,800)
Cash received from acquisitions	-	384	10,254
Net cash provided by (used in) investing activities	4,555	(19,449)	39,606
Cash flows from financing activities:
Distributions to Merry Fields members	-	-	(50)
Repurchase of common stock	-	(2,069)	-
Exercise of stock options	81	189	372
Purchase of treasury stock	-	-	(7,655)
Repayment of license agreement payable	(981)	-	-
Repayment of notes payable	-	(2,906)	(200)
Repayment of capital leases	-	-	(106)
Net cash provided by (used in) financing activities	900	(4,786)	(7,639)
Net increase (decrease) in cash and cash equivalents	(3,843)	(21,235)	26,378
Cash and cash equivalents, beginning of period	14,133	35,368	8,990
Cash and cash equivalents, end of period	$10,290	$14,133	$35,368

Supplemental disclosure of cash flow information:
Cash paid for interest	$119	$160	$200
Income taxes paid	$68	-	$4
Stock issued in acquisitions	-	-	$59,678
Deconsolidation of subsidiary: Property and equipment removed	-	$1,455	-
Note payable removed	-	$1,194	-
Acquisition of license agreement in exchange for license agreement payable	-	$2,956	-

See accompanying notes to consolidated financial statements.

TERABEAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Organization

We provide high-speed wireless communications equipment and services in the United States and internationally.  Our systems enable service providers, enterprises, and governmental organizations to deliver high-speed data connectivity enabling a broad range of applications.  We also provide wireless solutions for the mobile enterprise, security and surveillance, last mile access, voice and data backhaul, and municipal networks.  We believe our fixed wireless systems address the growing need of our customers and end-users to rapidly and cost effectively deploy high-speed broadband communication networks.

Terabeam and its subsidiaries operate in two primary business segments: broadband wireless equipment and high-speed wireless service and connectivity.  The equipment business is the historic operations of Terabeam as a designer, manufacturer, and seller of wireless telecommunications equipment (“Equipment”) and generates the substantial majority of the Company’s revenues and expenses.  This business is conducted through its Proxim Wireless Corporation subsidiary and includes the financial results of the business acquired from Proxim Corporation (“Old Proxim”) in July 2005.  Terabeam’s services business, which it began in 2004, is conducted through its Ricochet Networks, Inc. subsidiary.  This business (“Services”) was acquired with the Ricochet Networks acquisition during the second quarter of 2004.  Ricochet Networks has been ranked as one of the largest wireless Internet service providers (WISPs) in the United States (in terms of subscribers).   In December 2006, Terabeam entered into an agreement with Ricochet Networks to transfer certain Ricochet Networks intellectual property to Terabeam.

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

Summarized information as of December 31, 2006 and 2005 and for the years then ended is as follows:

(in thousands)

2006:

	Equipment	Services	Total
Assets	$48,833	$1,042	$49,875
Revenue	$72,707	$2,677	$75,384
Operating income (loss)	$(21,781)	$(2,093)	$(23,874)

2005:

	Equipment	Services	Total
Assets	$71,960	$2,798	$74,758
Revenue	$56,133	$2,849	$58,982
Operating income (loss)	$(9,101)	$(2,489)	$(11,590)

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

Principles of Consolidation

The consolidated financial statements include the accounts of Terabeam, Inc. and its wholly owned subsidiaries.    Through June 30, 2005, the financial statements of Merry Fields, LLC, a former affiliate, were consolidated with the financial statements of Terabeam.  Effective with the quarter ended September 30, 2005, the financial statements of Merry Fields are no longer consolidated with the financial statements of Terabeam, Inc.

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

Restricted Cash

As of December 31, 2006, restricted cash consisted of approximately $0.1 million as collateral for letters of credit relating to lease obligations.

As part of the Terabeam Corporation acquisition in 2004, the Company acquired restricted cash of approximately $5.0 million, which was held in an indemnification trust for the benefit of former Terabeam Corporation directors and officers.  This trust was established by Terabeam Corporation in January 2002, the funds were managed by an unrelated trustee, and no claims were asserted against the trust funds.  In March 2006, the beneficiaries of that indemnification trust agreed to the early termination of that trust.  During the quarter ended June 30, 2006, that indemnification trust was terminated and the net trust proceeds of approximately $5.0 million (after payments to the beneficiaries) were distributed to the Company as unrestricted cash.

Investments

Investments consist of investments in marketable equity securities.  The Company classifies the investments as available-for-sale.  Such securities are stated at fair value using published market prices, with any material unrealized holding gains or losses reported, net of any tax effects, as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.  Realized gains and losses and declines in value judged to be other than temporary, if any, are included in operations.

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

Inventory

Inventory is stated at the lower of cost or market, cost being determined on a first-in, first-out basis.  Provisions are made to reduce excess or obsolete inventory to its estimated net realizable value.  The process for evaluating the value of excess and obsolete inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities, and prices at which such inventory will be able to be sold in the normal course of business, particularly where we have made last-time-buys of components.  Accelerating the disposal process or incorrect estimates of future sales may necessitate future adjustments to these provisions.

Warranty Provision

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

Purchase Price Accounting

The Company has grown considerably through combining with other businesses.  The Company acquired Telaxis in 2003 and KarlNet, Terabeam and Ricochet Networks in 2004, and the operations of Proxim Corporation in 2005.  These transactions were accounted for using the purchase method.  Under the purchase method, the acquiring company includes the fair value of the assets of the acquired entity on its balance sheet.  The determination of fair value necessarily involves many assumptions.  The operations of the acquired entity are included in the Company’s operations following the date of acquisition.

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

Intangible Assets

Intangible assets are accounted for in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”.  Intangible assets with finite lives are amortized over the estimated useful lives using the straight-line method.  An impairment loss on such assets is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.  Intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually or more frequently if there are indications that the asset is impaired.  The impairment test for these assets consists of a comparison of the fair value of the asset with its carrying amount.  If the carrying amount of an intangible asset with an indefinite useful life exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.  For either type of intangible asset, after an impairment loss is recognized, the adjusted carrying amount of the intangible asset becomes its new accounting basis.  Subsequent reversal of a previously recognized impairment loss is prohibited.

Our intangible assets include purchased technology and various assets acquired in business combination transactions.  Assets acquired in business combination transactions include existing hardware technologies, trade names, existing software technologies, customer relationships and patents.  Some of these assets have finite useful lives and some have indefinite useful lives.

During the year ended December 31, 2006, the Company recorded a charge for the impairment of amortizable intangible assets totaling $7.8 million related to developed technology and customer relationships from the Karlnet, Terabeam, and Old Proxim acquisitions.  The charges were based on an independent third party valuation of the intangible assets during the third quarter of 2006.

In addition, the Company tested goodwill and other non-amortizable assets at September 30, 2006 in accordance with the guidance contained in the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”.  Based on an independent third party valuation, the company recorded a $1.1 million charge related to the Proxim trade name.

The total charge for impairment of amortizable and indefinite-lived intangible assets in the accompanying financial statements at December 21, 2006 is approximately $8.9 million.

During the year ended December 31, 2005, and subsequent to the acquisition of Old Proxim, we recognized an impairment write off of $3.6 million related to the Terabeam trade name.

Capitalized Software

 We capitalize software costs for projects from the time the project is determined to be technologically feasible until the project is salable.   There were no software costs capitalized during the year ended December 31, 2006.  During the year ended December 31, 2005, and subsequent to the acquisition of Old Proxim, we wrote off approximately $1.1 million of capitalized software costs because the Company abandoned development of the Logan software project after acquiring similar software in the Old Proxim acquisition and determining that it would take significantly longer to bring Logan to market than anticipated and that, when commercially available, Logan would not have the feature set required to be competitive.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.”  Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.  The principal differences are net operating loss carry forwards, property and equipment, allowance for doubtful accounts, inventory reserves, and accruals.

Revenue Recognition

Product revenue is generally recognized upon shipment when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. The Company grants different distributors different limited rights of return, price protection on unsold products, and other terms of sale.  Depending on the terms of sale, when the Company believes that certain conditions of SFAS 48, “Revenue Recognition When Right of Return Exists” are not met for sales to these distributors, revenue is deferred until the product is sold to an end customer.  Generally, the Company has no obligation to provide any modification or customization upgrades, enhancements or other post-sale customer support.  Revenue from services, such as pre-installation diagnostic testing and product repair services, is recognized over the period for which the services are performed, which is typically less than one month.  Revenue from enhanced service contracts is recognized over the contract period, which ranges from one to three years.

For our services business, we recognize revenue when the customer pays for and then has access to our network for the current fiscal period.  Any funds the customer pays for future fiscal periods are treated as deferred revenue and recognized in the future fiscal periods for which the customer has access to our network.

The Company did not have revenue from multiple deliverable arrangements during the years ended December 31, 2006, 2005, and 2004.

Research and Development

Research and development costs are expensed as incurred.

Stock based compensation

Prior to 2006, the Company accounted for its stock-based compensation under the recognition and measurement principles of APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees and related interpretations. Under APB 25, no stock-based compensation cost was reflected in net income for grants of stock prior to fiscal year 2006 because the Company grants stock options with an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS 123R”) Share-Based Payment, which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. Stock-based compensation for the year ended December 31,  2006 includes compensation expense, recognized over the applicable vesting periods, for new share-based awards and for share-based awards granted prior to, but not yet vested, as of December 31, 2005 (modified prospective application). Stock-based compensation for the years ended December 31, 2006 and 2005 totaled approximately $1.3 million and $2.0 million, respectively, and is included in cost of goods sold and operating expenses in the condensed consolidated statements of operations only for the period ended December 31, 2006.

For the year ended December 31, 2006, the operating loss, the loss before income taxes and the net loss was $1.3 million higher, and the basic and diluted loss per share were $0.06 higher due to the adoption of SFAS 123R.  Net cash used in operating activities and net cash provided by financing activities were not changed by the adoption of SFAS 123R.

The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions for 2006, 2005 and 2004:

	2006	2005	2004
Expected volatility	250%-284%	111%	205%
Expected dividends	-	-	-
Expected term (in years)	4	5	5
Risk-free rate	4.51%-5.02%	3.58%	3.67%

The expected volatility is calculated using historical volatility.  The company used the “simplified” method to determine the expected term for “plain vanilla” options.  Using this method, the expected term is equal to the average of the vesting term and the original contract term.  Using these assumptions, the weighted average fair value of the stock options granted in the years ended December 31, 2006, 2005 and 2004 was $2.49, $2.38, and $3.54, respectively.  The fair value of the stock options granted will be amortized as compensation expense over the vesting period of the options.  As of December 31, 2006, there was $3.6 million of total unrecognized compensation expense related to share-based compensation arrangements.  The cost is expected to be recognized over a weighted-average period of 2.1 years.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS No. 123R.

No tax effects are recognized currently for the granting of share-based compensation arrangements as the Company currently cannot estimate the realizability of related tax benefits as the Company is in a net operating tax loss position with tax NOL carryforwards.

Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS 123R for the years ended December 31, 2005 and 2004, the consolidated net loss and net loss per share would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):

December 31,
	2005	2004
Net income (loss) attributable to common stockholders, as reported:	$(11,160)	$(1,346)
Less: Total stock based employee compensation expense determined under the fair value based method for all awards	(2,017)	(563)
Pro forma net income (loss) attributable to common stockholders	$(13,177)	$1,909
Basic net income (loss) per common share, as reported	$(0.51)	$0.07
Basic net income (loss) per common share, pro forma	$(0.60)	$0.10
Diluted net income (loss) per common share, as reported	$(0.51)	$0.07
Diluted net income (loss) per common share, pro forma	$(0.60)	$0.10

Advertising costs

Advertising costs are expensed when incurred, and the amounts were not material for all periods presented.

Shipping and Handling Costs

Shipping and handling are charged to customers and included in both revenue and costs of goods sold on the Consolidated Statements of Operations.

Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.”  During the years ended December 31, 2006, 2005 and 2004, the Company had approximately $(61,000), $(16,000), and $(1,193,000), respectively, of unrealized losses on available-for-sale investments, net of income taxes of zero for each period.  For 2006 and 2005, the Company recorded realized losses of $32,000 and $120,000, respectively, that were reclassified from accumulated other comprehensive income.  The unrealized losses represent reclassification adjustments for gains realized in net income.

Corporate Structural Changes

There were no corporate structural changes during 2006.

Foreign Currency Transactions

The functional currency of the Company's operations in all countries is the U.S. dollar. Sales and purchase transactions are generally denominated in U.S. dollars. Foreign currency transaction gains and losses are included in the statement of operations and were not material for each period presented.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, license agreements payable and notes payable approximate fair value.  Investment securities available for sale are recorded at estimated fair value based on quoted market prices where available.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 will be effective beginning Q1 2007.  The Company has not yet evaluated the impact of implementation on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements in financial statements, but standardizes its definition and guidance in GAAP. Thus, for some entities, the application of this statement may change current practice. SFAS 157 is effective for the Company beginning on January 1, 2008. The Company is currently evaluating the impact that the adoption of this statement may have on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. The provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006. The provisions of SFAS 158 are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulletin 108 (“SAB 108”) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on our consolidated financial position or results of operations.

In February, 2007, the FASB issued SFAS 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial position and results of operations.

3.            Inventory and Restructuring Provision for Excess and Obsolete Inventory

Inventory consisted of the following:

(in thousands)
	December 31,	December 31,
	2006	2005

Raw materials	$8,247	$4,737
Work in process	480	437
Finished goods	11,068	13,863
	19,795	19,037
Allowance for excess and obsolescence	(9,653)	(8,967)
Net Inventory	$10,142	$10,070

During the year ended December 31, 2006, the Company recorded a $1.5 million inventory restructuring provision for excess and obsolete inventory related to certain under-performing product lines.

During the year ended December 31, 2005, the Company recorded a $2.1 million restructuring provision for excess and obsolete inventory as part of the Company's restructuring activities. The excess inventory charges were due principally to management’s decision to discontinue certain older Terabeam product lines subsequent to the acquisition of the Old Proxim product lines and distribution channels.

4.             Restructuring Charges for Severance and Excess Facilities

The Company accounts for restructuring charges under the provisions of Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities”.

During the year ended December 31, 2006, the Company recorded restructuring charges of approximately $116,000.  These charges consisted of one-time termination benefits related to a reduction in force, implemented in an effort to streamline operations in response to the first quarter financial results.

During the year ended December 31, 2005, and subsequent to the Old Proxim acquisition, the Company recorded restructuring charges of approximately $944,000.  These charges consisted of operating lease commitments related to facilities which were closed during the quarter, and severance payments to Terabeam employees laid off subsequent to the Old Proxim acquisition.

5.           Intangibles and Restructuring Provision for Impairment of Intangibles

Schedule of Non-Amortizable Assets

	December 31,	December 31,
	2006	2005
	(in thousands)
Trade names – indefinite useful life	2,250	2,250
Less: Impairment charge	(1,100)	-
Trade names – indefinite useful life, net	$1,150	$2,250

Schedule of Amortizable Assets

	December 31,	December 31,
	2006	2005
	(in thousands)
Capitalized software – placed in service	$-	$1,225
Patents, customer relationships and other technologies with identifiable useful lives	14,521	24,031
Total Intangible Assets	14,521	25,256
Less: accumulated amortization	(4,126)	(3,689)
Amortizable intangible assets, net	$10,395	$21,567

Amortization is computed using the straight-line method over the estimated useful life, based on the Company’s assessment of technological obsolescence of the respective assets.  Amortization expense for years ended December 31, 2006, 2005 and 2004, totaled approximately $3.4 million, $2.6 million and $1.0 million, respectively.  The weighted average estimated useful life is 5.5 years.  There is no estimated residual value.  Estimated amortization expense is $1.7 million, $1.7 million, $1.5 million, $1.3 million and $0.7 million, respectively, for the calendar years 2007 through 2011.

Impairment of Intangibles

During the year ended December 31, 2006, in accordance with the guidance contained in the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tested certain intangible assets for impairment because management determined that the year to date losses and weaker than expected third quarter revenues were indications that these assets may be impaired.  An impairment loss on such assets is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.  During the third quarter 2006, the Company recorded a charge for the impairment of amortizable intangible assets totaling $7.8 million.  The charges were based on an independent third party valuation of the intangible assets, and consisted of:

•
A charge of $881,000 from the write off of intangibles related to the acquisition of Karlnet, Inc. in 2004.  The intangible assets, Kbridge technology, Karlnet customer relationships, and the TurboCell trade name were related to products that the Company decided to discontinue.

•	A $2.1 million charge related to the developed components technology acquired in the acquisition of Terabeam Corporation in 2004.

•	A charge of $4.8 million related to the developed technology acquired in the acquisition of Old Proxim in 2005.

In addition, the Company tested goodwill and other non-amortizable assets in the third quarter of 2006 in accordance with the guidance contained in the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”.  Based on an independent third party valuation, the company recorded a $1.1 million charge related to the Proxim trade name.  The revised valuation is $1.1 million, and has an indefinite useful life.

The total charge for impairment of amortizable and indefinite-lived intangible assets in the accompanying financial statements for the year ended December 31, 2006 is approximately $8.9 million.

Prior Year Impairment of Intangibles

During the year ended December 31, 2005, and subsequent to the Old Proxim acquisition, the restructuring of the Company and the Company’s product lines affected the carrying value of certain intangible assets, and the Company recorded a charge for the impairment of intangible assets in the accompanying 2005 financial statements totaling $4.7 million.  These charges consisted of:

•
A $3.6 million impairment charge related to the Terabeam trade name in accordance with the guidance contained in the SFAS 142, “Goodwill and Other Intangible Assets”.   Subsequent to the Old Proxim acquisition, the Company chose to sell its wireless equipment products under the go to market name of Proxim Wireless.  Since there will be no future revenue stream based on the Terabeam name, an independent third party valuation determined that the fair value of the Terabeam trade name was de minimis.

•
A $1.1 million charge related to the write off of certain software development costs that had been previously capitalized under Financial Accounting Standards Board Statement of Financial Accounting Standard No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”.  The Company abandoned development of its Logan software development project after acquiring similar software in the Proxim acquisition due to market timing issues.

6.            Investment Securities

Cost basis of investments are determined for securities purchased through a securities broker at cost of the security plus acquisition costs.  Cost basis of securities acquired with the purchase of a company, such as with Terabeam, are based on quoted market prices on the date of acquisition.  Gain or loss on securities is computed using cost basis of first-in, first-out (FIFO) basis.

Investment securities are summarized as follows (in thousands):

	December 31,
	2006		2005
	Cost Basis	Carrying Value	Cost Basis	Carrying Value
Available-for-sale:
Equity investments	$240	$168	$273	$260
Total	$240	$168	$273	$260

The net gains (losses) on investment securities included in earnings are as follows (in thousands):

	2006	2005	2004
Equity securities	$(32)	$(120)	$3,521

The loss of $32,000 for 2006 is due to a decline in value deemed to be other than temporary on investment securities available-for-sale.  The loss of $120,000 for 2005 is net of a recorded loss of $113,000 due to a decline in value deemed to be other than temporary on investment securities available-for-sale.  Proceeds from the sale of investment securities were zero, $5.2 million, and $34.6 million, for the years ended December 31, 2006, 2005, and 2004, respectively.

7.             Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2006	2005
Building and improvements	$469	$684
Equipment	5,098	4,438
	5,567	5,122
Less: accumulated depreciation	(2,907)	(1,198)
Property and equipment, net	$2,660	$3,924

Depreciation expense totaled approximately $1.7 million, $888,000, and $240,000, respectively, for the periods ended December 31, 2006, 2005, and 2004.

8.             Allowance for Bad Debt

The following is a summary of the movements in allowance for bad debt, sales returns and discounts during the year ended December 31, 2006 and 2005 (in thousands):

	Allowance for Bad Debt, Sales Returns and Discounts
	2006	2005
Balance as of January 1	$9,128	$591
Bad debt adjustment	(303)	280
Allowance on acquired receivables	-	8,964
Charge offs and other adjustments made during the period	(5,217)	(707)
Balance as of December 31	$3,608	$9,128

For the years ended December 31, 2006, 2005 and 2004 bad debt expense totaled approximately $(303,000), $416,000, and $486,000, respectively.

9.             Allowance for Product Warranty Costs

The following is a summary of the movements in product warranty costs during the year ended December 31, 2006 and 2005 (in thousands):

	Product Warranty Costs
	2006	2005
Balance as of January 1	$1,366	$220
Additional provision	575	560
Provision from acquired warranty costs	-	1,053
Settlements and other provision adjustments	(839)	(467)
Balance as of December 31	$1,102	$1,366

10.           Goodwill

As of December 31, 2006, goodwill consisted of the following (in thousands):

Acquisition	2006	2005
KarlNet	$2,491	$2,491
Terabeam	3,322	3,322
Old Proxim	2,109	1,567
Goodwill	$7,922	$7,380

Old Proxim goodwill increased by approximately $542,000 during 2006 due to changes in the purchase price allocation during the year.  The purchase price allocation was finalized for the Old Proxim acquisition as of July 27, 2006.

Goodwill is tested for impairment at least annually at the reporting unit level, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

At December 31, 2006 goodwill was tested for impairment at the reporting unit level. The Company's measurement of fair value of goodwill was based on evaluations utilizing both a discounted cash flow, as well as a market approach. These evaluations utilized the best information available in the circumstances, including reasonable assumptions and projections. Certain key assumptions utilized, including changes in revenue, operating expenses, working capital requirements and capital expenditures including prepublication costs, are based on estimates related to the Company's strategic initiatives and current market conditions.  The analysis indicated no impairment of goodwill for the equipment reporting unit.  During 2005, the analysis indicated impairment in the value of goodwill at the Ricochet services reporting unit as a result of the current trends and competitive environment in which the services business operates. Accordingly, an impairment charge of $200,000 was recorded for service unit goodwill at December 31, 2005.

11.           Patent License Agreement – License Agreement Payable

In February 2006, Terabeam, Inc. and its subsidiaries entered into a settlement agreement with Symbol Technologies, Inc. and its subsidiaries (“Symbol”) resolving all outstanding litigation between the companies.

The Company recorded an intangible asset related to the license at December 31, 2005, based on the present value of the scheduled payments, and will amortize the intangible asset over the useful life of the patents through 2014.   The Company also recorded a license payable equal to the present value of the scheduled payments. License agreements payable consisted of the following at December 31 (in thousands):

	December 31, 2006	December 31 2005
License Agreement Payable	2,956	3,937
Current portion	(868)	(981)
Long term portion	$2,088	$2,956

Payouts of License Agreements are as follows as of December 31, (in thousands):

2007	$868
2008	$1,064
2009	$1,024

12.           Income Taxes

The provision (benefit) for income taxes is summarized as follows (in thousands):

	December 31,
	2006	2005	2004
Current tax expense (benefit)
Federal	$-	$-	$-
State and other	68	(16)	(2)
	68	(16)	(2)
Deferred tax expense (benefit)
Federal	-	-	-
State	-	-	-
	-	-	-

	$68	$(16)	$(2)

The components of the net deferred tax assets (liabilities) at December 31, 2006 and 2005 are as follows (in thousands):

	December 31,
	2006	2005
Current net deferred tax assets (liabilities):
Allowance for doubtful accounts	$(32)	$87
Inventory valuation allowance	1,335	749
Accruals	(91)	94
Net operating loss carryforwards	7,560	5,501
	8,772	6,431
Valuation allowance	(8,772)	(6,431)
	$-	$-
Non-current net deferred tax assets (liabilities):
Intangible and depreciable assets	$89	$513
Accruals	-	-
	89	513
Valuation allowance	(89)	(513)
	$-	$-

The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before income taxes, extraordinary gain, and cumulative effect of accounting change and minority interests.  The items causing this difference are as follows (in thousands):

	December 31,
	2006	2005	2004
Tax expense (benefit) at U.S. statutory rate	$(8,107)	$(3,906)	$(472)
State income taxes	(927)	(446)	(54)
Merry Fields, LLC income	-	-	(55)
Change in valuation allowance	1,917	5,430	1,387
Permanent tax differences	7,185	(1,073)	(780)
Other differences	-	(21)	(28)
Provision (benefit) for income taxes	$68	$(16)	$(2)

The income tax provision (benefit) for the year relates to minimum state tax payments.  The Company is in a tax loss position and cannot accurately predict when it will generate taxable income to utilize these tax assets.  The Company has approximately $115 million in net operating losses available through 2024.  Of the $115 million, approximately $96 million relates to losses incurred by acquired companies prior to their acquisition by the Company.  The ability to benefit from these losses is significantly limited by Section 382 of the Internal Revenue Code.

13.           Commitments

Leases

The Company has various operating leases for equipment, office and production space.  These leases generally provide for renewal or extension at market prices.

Rent expense for the years ended December 31, 2006, 2005 and 2004 was approximately $2.8 million, $1.9 million, and $0.8 million, respectively.
Schedule of Commercial Commitments

Aggregate maturities of the operating leases are as follows as of December 31, 2006 (in thousands):

2007	$2,891
2008	1,968
2009	1,006
2010	601
Thereafter	739
Total	$7,205

In addition, the Company has accrued liabilities of $1.1 million relating to real estate leases for currently unutilized space.  This amount relates to five remaining real estate leases acquired in connection with the acquisition of Terabeam Corporation.    The Company has been negotiating the termination of the unutilized leases, and has settled four leases during 2006 and fourteen during 2005 for one-time payments.

14.           401(k) – Retirement Plan

The Company has a 401(k) retirement plan covering all employees who meet certain minimum eligibility requirements.  Each year employees can elect to defer the lesser of 15% of earned compensation or the maximum amount permitted by the Internal Revenue Code.  The Company makes contributions to the plan at its discretion.  The Company made no contribution to the plan for the periods ended December 31, 2006, 2005 or 2004.

15.           Stockholders’ Equity

Stock Warrants

There were no new stock warrants issued by the Company in 2006.

In summary, the Company has issued warrants for its common stock as follows:

	Warrants Outstanding
	Number of Shares	Per Share Exercise Price
Outstanding December 31, 2003	391,419	$2.08
Warrants issued	624,706	$0.40 – 17.05
Warrants exercised	(57,713)	$0.40 – 2.27
Warrants expired/canceled	(116,947)	$0.40 – 5.68
Outstanding December 31, 2004	841,465	$0.40 – 17.05
Warrants issued	-	$-
Warrants exercised	(31,948)	$2.08 – 2.08
Warrants expired/canceled	(371,047)	$0.40 – 17.05
Outstanding December 31, 2005	438,470	$0.40 – 5.68
Warrants issued	-	$-
Warrants exercised	(69,287)	$2.08 – 2.27
Warrants expired/canceled	(215,806)	$2.08 – 5.68
Outstanding December 31, 2006	153,377	$0.40 – 2.27

Expiration dates of warrants are as follows:

Expiration Date	Number of Warrants
2007	98,377
2008	55,000

Stock Options Issued

The Company has stock option plans that provide for the granting of options to employees, directors, and consultants.  The Company has one active stock plan pursuant to which stock options and stock awards may be granted and historical stock plans pursuant to which stock options are currently outstanding but under which no more stock options or other stock awards will be issued.  The active stock plan permits the granting of options at various prices and requires that the options be exercisable at the prices and at the times as determined by the Board of Directors, not to exceed ten years from date of issuance.  As of December 31, 2006, (a) 794,781 options were available for issuance under the active stock plan; (b) 2,329,184 options were outstanding under the active stock plan; and (c) 262,908 options were outstanding under the historical stock plans.

A summary of the option activity is as follows:

	Options Outstanding
	Number of Shares	Per Share Exercise Price
Outstanding December 31, 2003	769,729	$0.92 – 161.00
Options granted	815,350	$2.47 – 6.99
Options exercised	(182,198)	$0.96 – 5.76
Options expired/canceled	(231,247)	$1.32– 161.00
Outstanding December 31, 2004	1,171,634	$0.92 – 161.00
Options granted	1,488,000	$2.35 – 3.34
Options exercised	(102,172)	$1.60 – 2.47
Options expired/canceled	(514,416)	$1.60 – 161.00
Outstanding December 31, 2005	2,043,046	$0.92 – 161.00
Options granted	1,118,750	$1.81 – 5.06
Options exercised	(37,068)	$1.60 – 4.00
Options expired/canceled	(532,636)	$1.32 – 17.88
Outstanding December 31, 2006	2,592,092	$0.92 – 161.00

A summary of the stock options outstanding and exercisable as of December 31, 2006 is as follows:

Options Outstanding				Options Exercisable
Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.00 - 2.00	254,485	4.27	$1.72	65,985	$1.28
$2.01 – 4.00	1,951,518	3.64	$2.86	910,245	$2.85
$4.01 – 6.00	290,767	4.25	$4.98	94,099	$5.00
$ over 6.00	95,322	2.59	$11.68	77,497	$12.82

16.           Earnings (Loss) per Share

	December 31,
	2006	2005	2004
	(in thousands, except per share data)
Numerator
Net loss	$(23,163)	$(11,160)	$(1,346)
Denominator – weighted average shares:
Denominator for basic earnings loss per share	21,523	21,801	19,792
Dilutive effect of stock options	-	-	-
Denominator for diluted loss per share	21,523	21,801	19,792
Basic and diluted loss per share	$(1.08)	$(0.51)	$(0.07)

17.           Concentrations

The Company maintains its cash, cash equivalent, and restricted cash balances in several banks.  The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per bank.  At December 31, 2006 and 2005, the uninsured portion totaled approximately $10.1 million and $19.0 million, respectively.

As of December 31, 2006 and 2005, no customers totaled more than 10% of total accounts receivable.

During 2006 there were three unrelated customers who each accounted for more than 10% of sales (16%, 10% and 10%).  During the years ended December 31, 2005, and 2004, no customers accounted for more than 10% of sales.

For the years ended December 31, 2006, 2005, and 2004 sales to customers outside of the United States and Canada accounted for approximately 52%, 35%, and 18%, respectively, of revenues.  As of December 31, 2006, the Company had 30 employees in five leased facilities, with minor assets located outside of the United States.

	% of Company Sales
Region	2006	2005	2004
North America (US and Canada)	48%	65%	82%
Latin America (Mexico, Central, South America, and Caribbean)	9%	8%	4%
Asia Pacific (China, Taiwan, Japan, other Pacific territories, Australia, New Zealand)	16%	11%	4%
Europe, Middle East and Africa (a.k.a. E.M.E.A.)	27%	16%	10%

During 2006, there were two contract manufacturers who accounted for more than half our annual production volume.

18.           Related Party Transactions

Merry Fields, LLC (“Merry Fields”) was formed by shareholders of a Company predecessor, Young Design, Inc., under the laws of the State of Delaware in August 2000.  Merry Fields is indirectly majority owned by the Company’s CEO, Robert Fitzgerald. Merry Fields owns the property and land leased to Terabeam for its Falls Church, Virginia operation subject to a loan and mortgage.  In accordance with FIN 46R, through June 30, 2005, Merry Fields was a variable interest entity and the Company was determined to be the primary beneficiary of Merry Fields.  During the year ended December 31, 2005, the Company ceased to guarantee the Merry Fields note payable and is no longer the primary beneficiary of Merry Fields.  Through June 30, 2005, the financial statements of Merry Fields were consolidated with the financial statements of the Company.  Effective with the quarter ended September 30, 2005, the financial statements of Merry Fields are no longer consolidated with the financial statements of the Company.

The property lease for the approximately 15,000 square foot facility commenced on January 1, 2001 and terminates on December 31, 2010.  The lease was negotiated on terms that management believes are at market rates.  The lease provides for base monthly rent payments of $20,625 with a 3% fixed annual increase after the base year.

There were no amounts due at year end, and payments under the lease totaled approximately $287,000 and $279,000 for the years ended December 31, 2006 and 2005, respectively.

19.           Prior Year Acquisition

Proxim

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

The primary reasons for the acquisition of the operations of Old Proxim were a) to acquire Old Proxim's distribution system and to have the opportunity to expand on their strong channel partnerships, b) to expand the Company’s product line to be able to offer best-of-breed telco and enterprise wireless solutions from Wi-Fi through wireless Gigabit Ethernet, and c) to bring together two organizations that the Company believes will allow it to accelerate product development and improve the Company’s position in the market.

The 2005 financial statements present the effects of the Old Proxim acquisition under the purchase method of accounting in accordance with FASB Statement 141, Business Combinations.  Under the purchase method of accounting, the purchase price is allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values with the remainder allocated to goodwill.  The adjusted purchase price allocation as of December 31, 2005 was as follows (in thousands):

Cash	$384
Accounts receivable	4,193
Inventory	4,976
Other current assets	118
Property and equipment	3,483
Other long term assets	117
Identifiable intangible assets	14,800
Goodwill	1,567
Accounts payable	(1,038)
Other accrued liabilities	(4,300)
Total adjusted purchase price	$24,300

The Company has reviewed asset and liability allocations subsequent to the purchase, and has made certain adjustments between January 1, 2006, and July 27, 2006, resulting in a net increase of approximately $542,000 million in Goodwill related to Old Proxim.   The adjustments consisted principally of the recognition of certain Old Proxim accounts payable and the adjustment of certain accounts receivable and inventory reserves related to the Old Proxim balance sheet at the acquisition date.

The amount allocated to identifiable intangible assets was determined by an independent appraisal.  The identifiable tangible assets acquired on July 27, 2005, and included in the accompanying balance sheet at December 31, 2005, were:

	(in thousands)	Useful Life
Trademarks and trade names	2,100	Indefinite
Developed technology	5,600	8 years
Customer contracts and related relationships	7,100	6 years
Goodwill	1,567	Indefinite

During the year ended December 31, 2006, the Company tested certain amortizable intangible assets for impairment because management determined that the year to date losses and weaker than expected third quarter revenues were indications that these assets may be impaired.  An impairment loss on such assets is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.  A charge of $4.8 million related to the developed technology acquired in the acquisition of Old Proxim. In addition, the Company tested goodwill and other non-amortizable assets at during 2006, and based on an independent third party valuation, the Company recorded a $1.1 million charge related to the Proxim trade name.

 The identifiable tangible assets acquired on July 27, 2005, and remaining in the accompanying balance sheet at December 31, 2006, net of accumulated amortization, are:

	(in thousands)	Remaining Useful Life
Trademarks and trade names	1,000	Indefinite
Customer Related assets	5,424	5 years
Goodwill	2,109	Indefinite

It is expected that the entire goodwill amount will be amortized for income tax purposes.

20.           Quarterly Financial Data – Unaudited

Quarter (unaudited) (in thousands, except per share data)
2006	First	Second	Third	Fourth
Revenue	$18,536	$20,750	$17,876	$18,222
Gross profit	7,641	8,688	6,569	8,239
Net income (loss)	(4,483)	(2,985)	(13,664)	(2,031)
Basic and diluted earnings (loss) per share	$(0.21)	$(0.14)	$(0.63)	$(0.09)

Quarter (unaudited) (in thousands, except per share data)
2005	First	Second	Third	Fourth
Revenue	$6,597	$7,165	$18,147	$27,073
Gross profit	3,278	3,478	5,501	12,652
Net income (loss)	(970)	(987)	(10,013)	810
Basic and diluted earnings (loss) per share	$(0.04)	$(0.04)	$(0.47)	$0.04

Earnings (loss) per share calculations for each of the quarters are based on the weighted average shares outstanding for each period.  The sum of the quarters may not necessarily be equal to the full year earnings per share amounts.

21.           Contingencies

IPO Litigation

During the period from June 12 to September 13, 2001, four purported securities class action lawsuits were filed against Telaxis Communications Corporation, a predecessor company to Terabeam, Inc., in the U.S. District Court for the Southern District of New York: Katz v. Telaxis Communications Corporation et al., Kucera v. Telaxis Communications Corporation et al., Paquette v. Telaxis Communications Corporation et al., and Inglis v. Telaxis Communications Corporation et al.  The lawsuits also named one or more of the underwriters in the Telaxis initial public offering and certain of its officers and directors.  On April 19, 2002, the plaintiffs filed a single consolidated amended complaint which supersedes the individual complaints originally filed.  The amended complaint alleges, among other things, violations of the registration and antifraud provisions of the federal securities laws due to alleged statements in and omissions from the Telaxis initial public offering registration statement concerning the underwriters’ alleged activities in connection with the underwriting of Telaxis’ shares to the public.  The amended complaint seeks, among other things, unspecified damages and costs associated with the litigation.  These lawsuits have been assigned along with, the Company understands, approximately 1,000 other lawsuits making substantially similar allegations against approximately 300 other publicly-traded companies and their public offering underwriters to a single federal judge in the U.S. District Court for the Southern District of New York for consolidated pre-trial purposes.  The Company believes the claims against it are without merit and have defended the litigation vigorously.  The litigation process is inherently uncertain, however, and there can be no assurance that the outcome of these claims will be favorable for the Company.

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

In June 2003, the Company elected to participate in a proposed settlement agreement with the plaintiffs in this litigation.  The Company understand that virtually all of the other non-bankrupt issuer defendants have also elected to participate in this proposed settlement.  If ultimately approved by the court, this proposed settlement would result in the dismissal, with prejudice, of all claims in the litigation against the Company and against the other issuer defendants who have elected to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants.  The proposed settlement does not provide for the resolution of any claims against the underwriter defendants.  The proposed settlement provides that the insurers of the participating issuer defendants will guarantee that the plaintiffs in the cases brought against the participating issuer defendants will recover at least $1 billion.  If recoveries totaling $1 billion or more are obtained by the plaintiffs from the underwriter defendants, however, the monetary obligations to the plaintiffs under the proposed settlement will be satisfied.  In addition, the Company and the other participating issuer defendants will be required to assign to the plaintiffs certain claims that the participating issuer defendants may have against the underwriters of their IPOs.

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

Consummation of the proposed settlement is conditioned upon obtaining approval by the court.  On September 1, 2005, the court preliminarily approved the proposed settlement and directed that notice of the terms of the proposed settlement be provided to class members.  Thereafter, the court held a fairness hearing on April 24, 2006, at which objections to the proposed settlement were heard.  After the fairness hearing, the court took under advisement whether to grant final approval to the proposed settlement.

On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a decision in In re Initial Public Offering Securities Litigation that six purported class action lawsuits containing allegations substantially similar to those asserted against us may not be certified as class actions due, in part, to the Appeals Court’s determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes.  On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of the Second Circuit Court of Appeals’ December 5, 2006 ruling.  U.S. District Judge Scheindlin has ordered that all proceedings in the consolidated cases brought against us and against the roughly 300 other issuers sued in substantially similar cases (including proceedings relating to the proposed settlement) will be stayed pending the ruling by the Court of Appeals on whether to entertain that petition for rehearing.  As a result, in part, of that filing, the impact, if any, of the Court of Appeals’ ruling on the viability of the proposed settlement cannot yet be determined.

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

KarlNet

On May 13, 2004, Terabeam acquired KarlNet.  The definitive acquisition agreement contained provisions that provided for certain contingent consideration after the initial acquisition date.  Terabeam may pay up to an additional $2.5 million over the two years following closing based on achievement of certain milestones and compliance with other conditions.  Although the Company has received a letter from sellers demanding payment of the first $1.0 million contingent payment, it is the Company’s position that, as of December 31, 2006, no events have occurred that have triggered the obligation to pay any of the contingent consideration.

General

The Company is subject to potential liability under contractual and other matters and various claims and legal actions which are pending or may be asserted against it or its subsidiaries, including claims arising from excess leased facilities.  These matters may arise in the ordinary course and conduct of its business.  While the Company cannot predict the outcome of such claims and legal actions with certainty, the Company believes that such matters should not result in any liability which would have a material adverse affect on its business.

Schedule II

Valuation and Qualifying Accounts
For The Years Ended December 31, 2006, 2005 and 2004
(in thousands)

	Balance at the beginning of the period	Additions	Deductions	Balance at the end of the period

December 31, 2004:
Allowance for uncollectible accounts	$205	$1,544	$(1,159)	$590
Inventory allowance	200	400	-	600
Deferred tax allowance	127	1,387	-	1,514

December 31, 2005:
Allowance for uncollectible accounts	$590	$9,245	$(707)	$9,128
Inventory allowance	600	10,701	(2,334)	8,967
Deferred tax allowance	1,514	5,430	-	6,944

December 31, 2006:
Allowance for uncollectible accounts	$9,128	$(303)	$(5,217)	$3,608
Inventory allowance	8,967	1,920	(1,234)	9,653
Deferred tax allowance	6,944	2,390	-	9,334

At December 31, 2005, the additions to the allowance for uncollectible accounts include $9.0 million related to Old Proxim reserves as adjusted, and the additions to the inventory allowance account include $7.0 million related to the Old Proxim allowance as adjusted.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.   Controls and Procedures.

Disclosure controls and procedures

Based on their evaluation as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of that date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  In coming to this conclusion, our Chief Executive Officer and Chief Financial Officer considered the matters described under the next heading and elsewhere in this Form 10-K.

Internal control over financial reporting

Under current SEC regulations, we are not currently required to evaluate or provide a report on our internal control over financial reporting.  However, we continue our analysis and action plans on that subject to better prepare us for the time when we will be required to evaluate and provide a report on our internal control over financial reporting.  In connection with its 2006 annual audit and review procedures, our independent auditors considered and provided input to us relating to our internal control over financial reporting and reported no material weaknesses in our internal control over financial reporting.

We acquired the assets and operations of Proxim Corporation (“Old Proxim”), including the related accounting and financial systems, out of that company’s bankruptcy estate during the third quarter of 2005.  We have moved our corporate headquarters to the Old Proxim offices in San Jose, CA, and during the quarter ended June 30, 2006 we substantially completed the process of integrating the accounting and financial systems of the two companies.  We will continue to review our internal control processes as we begin the process to comply with Sarbanes-Oxley Act Section 404 by the end of 2007 (as currently scheduled), and we will determine and implement any necessary revisions to our internal controls resulting from this process.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We expect we will continue to make revisions and improvements to our internal control over financial reporting, particularly as we move forward with the process to comply with Sarbanes-Oxley Act Section 404.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

Information appearing under the captions “Board of Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2007 annual meeting of stockholders (the “2007 Proxy Statement”) responsive to this Item is hereby incorporated by reference.

Code of Ethics

We have adopted a statement of business conduct and code of ethics that applies to all of our directors, officers, and employees, including our principal executive officer, principal financial officer, and principal accounting officer and controller.  This statement has been posted on our website (http://www.terabeam.com/index3_code_ethics.php).

Item 11.   Executive Compensation.

Information appearing under the caption “Executive Compensation” in our 2007 Proxy Statement responsive to this Item is hereby incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information appearing under the captions “Security Ownership of Certain Beneficial Owners and Our Directors and Management” and “Board of Directors and Executive Officers” responsive to this Item in our 2007 Proxy Statement is hereby incorporated by reference.

Information relating to our equity compensation plans as of December 31, 2006 appears above under Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in this Annual Report on Form 10-K.

Item 13.   Certain Relationships and Related Transactions

Information appearing under the caption “Material Relationships and Related Party Transactions” in our 2007 Proxy Statement responsive to this Item is hereby incorporated by reference.

Item 14.    Principal Accountant Fees and Services

Information appearing under the caption “Independent Public Accountants” in our 2007 Proxy Statement responsive to this Item is hereby incorporated by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)   Documents filed as part of this Form 10-K:

1.	Financial Statements

See Index to Financial Statements under Item 8—Financial Statements and Supplementary Data.

2.	Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

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

TERABEAM, INC.

Date: March 30, 2007	By:	/s/ Robert E. Fitzgerald
Robert E. Fitzgerald,
Chief Executive Officer

Each person whose signature appears below hereby constitutes and appoints each of Robert E. Fitzgerald and Brian J. Sereda his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his own name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing as he could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Terabeam, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert E. Fitzgerald	Chief Executive Officer and Director	March 30, 2007
Robert E. Fitzgerald	(principal executive officer)
/s/ Brian J. Sereda	Chief Financial Officer and Treasurer	March 30, 2007
Brian J. Sereda	(principal financial and accounting officer)
/s/ Daniel A. Saginario	Chairman of the Board of Directors	March 30, 2007
Daniel A. Saginario
/s/ John W. Gerdelman	Director	March 30, 2007
John W. Gerdelman
/s/ Pankaj Manglik	Director	March 30, 2007
Pankaj Manglik
/s/ Robert A. Wiedemer	Director	March 30, 2007
Robert A. Wiedemer

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1	Asset Purchase Agreement by and between the Registrant and Proxim Corporation, Proxim Wireless Networks, Inc., and Proxim International Holdings, Inc. dated as of July 18, 2005 (1)

2.2	Agreement and Plan of Merger by and among the Registrant, T-Rex Acquisition Corporation, and Terabeam Corporation dated as of April 14, 2004 (2)

2.3	Agreement and Plan of Merger by and among the Registrant, KFire Merger Corporation, KarlNet, Inc., Douglas J. Karl, and Elise L. Karl dated as of May 13, 2004 (3)

2.4	Agreement and Plan of Merger by and between Telaxis Communications Corporation and Young Design, Inc. dated as of March 17, 2003 (4)

2.5	Agreement and Plan of Merger and Reincorporation by and between Telaxis Communications Corporation and YDI Wireless, Inc. dated as of June 23, 2003 (5)

3.1	Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on May 5, 2003 (6)

3.2	Certificate of Merger of Telaxis Communications Corporation with and into YDI Wireless, Inc. as filed with the Delaware Secretary of State on July 7, 2003 (6)

3.3	Certificate of Ownership and Merger as filed with the Delaware Secretary of State on November 3, 2005 (7)

3.4	By-laws of the Registrant (6)

4.1	Form of certificate evidencing ownership of common stock of the Registrant (8)

4.2	Rights Agreement by and between the Registrant and Registrar and Transfer Company, as Rights Agent dated as of May 18, 2001 (9)

4.3	Amendment No. 1 to Rights Agreement by and between the Registrant and Registrar and Transfer Company, as Rights Agent dated as of September 9, 2002 (10)

4.4	Amendment No. 2 to Rights Agreement by and between the Registrant and Registrar and Transfer Company, as Rights Agent dated as of March 17, 2003 (4)

4.5	Amendment No. 3 to Rights Agreement by and between the Registrant and Registrar and Transfer Company, as Rights Agent dated as of May 15, 2003 (6)

10.1*	1996 Stock Plan of the Registrant (11)

10.2*	Amendment No. 1 to 1996 Stock Plan of the Registrant (12)

10.3*	1997 Stock Plan of the Registrant (11)

10.4*	Amendment No. 1 to 1997 Stock Plan of the Registrant (12)

10.5*	1999 Stock Plan of the Registrant (11)

10.6*	Amendment No. 1 to 1999 Stock Plan of the Registrant (12)

10.7*	2001 Nonqualified Stock Plan of the Registrant (13)

10.8*	Amendment No. 1 to 2001 Nonqualified Stock Plan of the Registrant (12)

10.9*	Young Design, Inc. 2002 Stock Incentive Plan (14)

10.10*	2004 Stock Plan of the Registrant (12)

10.11*	Amendment No. 1 to 2004 Stock Plan of the Registrant (15)

10.12*	Amendment No. 2 to 2004 Stock Plan of the Registrant (16)

10.13*	Form of Non-Qualified Stock Option Agreement to be issued to Directors of the Registrant upon Initial Election or Appointment to Board of Directors (17)

Exhibit Number	Description of Document
10.14*	Form of Non-Qualified Stock Option Agreement to be issued to Incumbent Directors of the Registrant on an Annual Basis (17)

10.15*	Form of Incentive Stock Option Agreement for Executive Officers (18)

10.16*	Form of Indemnification Agreement, a substantially similar version of which was entered between the Registrant and each of Messrs. Fitzgerald, Saginario, Wiedemer, and Renauld (19)

10.17*	Policy Statement Concerning the Compensation of Directors of the Registrant who are not Insiders, dated February 9, 2005 (17)

10.18*	Employment Agreement between the Registrant and Robert E. Fitzgerald dated as of February 9, 2005 (17)

10.19*	Non-Qualified Stock Option Agreement between the Registrant and Robert E. Fitzgerald dated as of February 9, 2005 (17)

10.20*	Employment Agreement between the Registrant and Pankaj Manglik dated May 19, 2006 (16)

10.21*	Form of Incentive Stock Option Agreement between the Registrant and Pankaj Manglik dated as of May 19, 2006 (16)

10.22*	Letter Employment Agreement between the Registrant and Brian J. Sereda dated August 2, 2006 (18)

10.23*	Employment Agreement by and between the Registrant and David L. Renauld dated as of December 19, 2000 (20)

10.24*	Amendment 1 to Employment Agreement by and between the Registrant and David L. Renauld dated as of August 29, 2002 (21)

10.25*	Amendment 2 to Employment Agreement by and between the Registrant and David L. Renauld dated as of January 24, 2003 (22)

10.26*	Letter Employment Agreement between the Registrant and Len Eisenstein dated May 24, 2006 (23)

10.27*	Employment Agreement by and between the Registrant and David F. Olson dated July 27, 2005 (24)

10.28*	Amended and Restated Employment Agreement by and between Proxim Wireless Corporation and David F. Olson and consented to by the Registrant, dated December 8, 2005 (25)

10.29*	Employment Agreement by and between Proxim Wireless Corporation and Geoff Smith dated December 8, 2005 (25)

10.30	Secured Promissory Note from KarlNet, Inc. in favor of the Registrant dated May 13, 2004 (3)

10.31	Security Agreement between KarlNet, Inc. and the Registrant dated as of May 13, 2004 (3)

10.32	Lease Agreement by and between Young Design, Inc. and Merry Fields, LLC dated as of August 24, 2000 (6)

10.33	Office Lease by and between Ricochet Networks, Inc. and 1400 Glenarm Place Venture dated as of February 1, 2005, with related Guaranty by the Registrant in favor of 1400 Glenarm Place Venture (26)

10.34	Intellectual Property Agreement by and between Agere Systems, Inc. and Proxim Corporation dated August 5, 2002 (24)

10.35	Patent License Agreement by and between Agere Systems Guardian Corporation, Agere Systems, Inc. and Proxim Corporation dated August 5, 2002 (24)

10.36	Supply Agreement by and between Agere Systems, Inc. and Proxim Corporation dated August 5, 2002 (24)

10.37	Lease, dated as of May 10, 2005, by and between CarrAmerica Realty Operating Partnership, L.P. and Proxim Corporation (27)

10.38	First Amendment to Lease by and between the Registrant and CarrAmerica Realty Operating Partnership, L.P. dated as of October 31, 2005 (8)

10.39	Lease Agreement by and between the Registrant and Adom Realty Trust dated October 7, 2005 (28)

Exhibit Number	Description of Document
10.40	Settlement Agreement between the Registrant and Symbol Technologies, Inc. (29)

21.1	Subsidiaries of the Registrant

23.1	Consent of Fitzgerald, Snyder & Co., P.C.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certification Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350 of Chapter 63 of Title 18 of the United States Code)

99.1	Form of Noncompetition Agreement, a substantially similar version of which was entered between the Registrant and each of Douglas J. Karl and Elise L. Karl dated as of May 13, 2004 (3)

99.2	Stock Purchase Agreement by and between the Registrant and Ricochet Investments, LLC dated as of June 25, 2004 (30)

99.3	Non-Competition and Confidentiality Agreement by and among Victor Mitchell, Ricochet Networks, Inc., and the Registrant dated as of June 25, 2004 (30)

99.4	Guarantee from Victor Mitchell in favor of the Registrant dated as of June 25, 2004 (30)
______________
All non-marked exhibits are filed herewith.
*  Management contract or compensatory plan.

(1)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on July 22, 2005.
(2)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on April 16, 2004.
(3)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on May 20, 2004.
(4)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on March 20, 2003.
(5)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on July 16, 2003.
(6)	Incorporated herein by reference to the exhibits to Form 10-Q filed with the SEC on August 14, 2003.
(7)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on November 4, 2005.
(8)	Incorporated herein by reference to the exhibits to Form 10-K filed with the SEC on March 30, 2006.
(9)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on May 21, 2001.
(10)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on September 12, 2002.
(11)	Incorporated herein by reference to the exhibits to Form S-1 filed with the SEC on September 27, 1999 (File No. 333-87885).
(12)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on September 15, 2004.
(13)	Incorporated herein by reference to the exhibits to Form 10-Q filed with the SEC on August 10, 2001.
(14)	Incorporated herein by reference to the exhibits to Form S-8 filed with the SEC on April 11, 2003 (File No. 333-104481).
(15)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on May 27, 2005.
(16)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on May 25, 2006.
(17)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on February 15, 2005.
(18)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on August 4, 2006.
(19)	Incorporated herein by reference to the exhibits to Form 10-Q filed with the Commission on November 14, 2000.
(20)	Incorporated herein by reference to the exhibits to Form 10-K filed with the SEC on March 28, 2001.
(21)	Incorporated herein by reference to the exhibits to Form 10-Q filed with the SEC on November 14, 2002.
(22)	Incorporated herein by reference to the exhibits to Form 10-K filed with the SEC on March 31, 2003.
(23)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on July 31, 2006.
(24)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on August 2, 2005.
(25)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on December 12, 2005.
(26)	Incorporated herein by reference to the exhibits to Form 10-K filed with the SEC on March 31, 2005.
(27)	Incorporated herein by reference to the exhibits to Form 10-Q filed with the SEC on August 15, 2005.
(28)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on October 26, 2005.
(29)	Incorporated by reference to the exhibits to Form 8-K filed with the SEC on February 28, 2006.
(30)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on July 8, 2004.