Form 10-Q
period 2007-03-31
TERABEAM, INC.
filed 2007-05-15
CIK 712511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________TO____________

Commission File Number 000-29053

TERABEAM, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-2751645 (I.R.S. Employer Identification No.)

2115 O’NEL DRIVE
SAN JOSE, CA  95131
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

As of April 30, 2007, there were 21,554,369 shares of the registrant’s common stock outstanding.

TERABEAM, INC.

Index

PART I – FINANCIAL INFORMATION

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

Item 1.  Financial Statements.

Index

TERABEAM, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2007	2006
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$7,912	$10,290
Investment securities – available-for-sale	201	168
Accounts receivable, net	6,814	5,539
Inventory	9,301	10,142
Prepaid expenses	1,602	1,246
Total current assets	25,830	27,385

Property and equipment, net	2,563	2,660
Other Assets:
Restricted cash	76	76
Goodwill	7,922	7,922
Intangible assets, net	11,012	11,545
Deposits and prepaid expenses	297	287
Total other assets	19,307	19,830
Total assets	$47,700	$49,875

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$13,830	$13,887
Deferred revenue	2,767	2,198
License agreement payable - current maturities	879	868
Total current liabilities	17,476	16,953
License agreement payable, net of current maturities	1,864	2,088
Total liabilities	19,340	19,041
Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 4,500,000, none issued at March 31, 2007 and December 31, 2006	-	-

Common stock, $0.01 par value, 100,000,000 shares authorized, 21,554,369 issued and outstanding at March 31, 2007 and 21,552,572 issued and outstanding at December 31, 2006	216	216

Additional paid-in capital	58,454	57,976
Retained earnings (accumulated deficit)	(30,271)	(27,285)
Accumulated other comprehensive income:
Net unrealized gain (loss) on available-for-sale securities	(39)	(73)
Total stockholders’ equity	28,360	30,834
Total liabilities and stockholders’ equity	$47,700	$49,875

See accompanying notes

Index

TERABEAM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues	$17,658	$18,536
Cost of goods sold	9,732	10,895
Gross profit	7,926	7,641
Operating expenses:
Selling costs	4,745	4,269
General and administrative	3,409	3,334
Research and development	2,810	4,886
Total operating expenses	10,964	12,489
Operating loss	(3,038)	(4,848)
Other income (expenses):
Interest income	44	88
Interest expense	(34)	(33)
Other income (loss)	66	331
Total other income (expenses)	76	386
Loss before income taxes	(2,962)	(4,462)
Benefit (provision) for income taxes	(24)	(21)
Net Income (loss)	$(2,986)	$(4,483)

Weighted average shares - basic and diluted	21,553	21,462
Loss per share, basic and diluted	$(0.14)	$(0.21)

See accompanying notes

6

Index

TERABEAM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(In thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2007	21,552,572	$216	$57,976	$(27,285)	$(73)	$30,834

Exercise of stock options and warrants	1,797	-	1	-	-	1
Employee stock option amortization	-	-	477	-	-	477
Comprehensive income:
Net income (loss)	-	-	-	(2,986)	-	(2,986)
Unrealized gain (loss) on investments	-	-	-	-	34	34
Total comprehensive income (loss)	-	-	-	(2,986)	34	(2,952)
Balances, March 31, 2007	21,554,369	$216	$58,454	$(30,271)	$(39)	$28,360

See accompanying notes

Index

TERABEAM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(2,986)	$(4,483)
Depreciation and amortization	976	1,388
Bad debt allowance (recovery)	(14)	(61)
Employee stock option amortization	477	252
Inventory allowance	(926)	(89)
Changes in assets and liabilities affecting operations:
Restricted cash	-	-
Accounts receivable, net	(1,261)	2,025
Inventory	1,767	(666)
Deposits	(10)	(101)
Prepaid expenses	(355)	(354)
Accounts payable and accrued expenses	(57)	(1,913)
License agreement payable	(213)	(597)
Deferred revenue	569	3,119
Net cash provided by (used in) operating activities	(2,033)	(1,480)
Cash flows from investing activities:
Purchase of property and equipment	(75)	(201)
Investment in capitalized software	(271)	-
Net cash provided by (used in) investing activities	(346)	(201)
Cash flows from financing activities:
Exercise of stock options	1	55
Repayment of notes payable	-	-
Net cash provided by (used in) financing activities	1	55
Net increase (decrease) in cash and cash equivalents	(2,378)	(1,626)
Cash and cash equivalents, beginning of period	10,290	14,133
Cash and cash equivalents, end of period	$7,912	$12,507
Supplemental disclosure of cash flow information:
Cash paid for interest	-	-
Income taxes paid	$24	$21

See accompanying notes

Index

TERABEAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Basis of Presentation

The consolidated financial statements of Terabeam, Inc. (the “Company” or “Terabeam”) for the three month period ended March 31, 2007 and 2006 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods then ended.  All such adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

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

We continue to explore a variety of possible strategic alternatives for our Ricochet services business.  These alternatives may include the divestiture of Ricochet, an investment in Ricochet, strategic relationships with Ricochet, sale of some or all of the assets of Ricochet, curtailment of the current scope of Ricochet’s operations, and a number of other possible alternatives. There can be no assurance that any transaction or other corporate action regarding Ricochet will result from this exploration of alternatives. Further, there can be no assurance whatsoever concerning the type, form, structure, nature, results, timing, or terms and conditions of any such potential action, even if such an action does result from this exploration.

Index

Summarized information for the business segments as of March 31, 2007 and 2006 and for the quarters then ended is as follows:

($000’s)

March 31, 2007:

	Equipment	Services	Total
Assets	$46,602	$1,098	$47,700
Revenue	$16,673	$985	$17,658
Operating income (loss)	$(2,758)	$(280)	$(3,038)

March 31, 2006:

	Equipment	Services	Total
Assets	$68,524	$2,679	$71,203
Revenue	$17,646	$890	$18,536
Operating income (loss)	$(4,429)	$(419)	$(4,848)

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

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. Stock-based compensation for the first quarter of  2007 includes compensation expense, recognized over the applicable vesting periods, for new share-based awards and for share-based awards granted prior to, but not yet vested, as of December 31, 2005 (modified prospective application). Stock-based compensation for the three-month periods ended March 31, 2007 and 2006 totaled approximately $480,000 and $252,000, respectively, and is included in cost of goods sold and operating expenses in the condensed consolidated statements of operations.

For the quarter ended March 31, 2007, the operating loss, the loss before income taxes and the net loss were all $480,000 higher and the basic and diluted loss per share were $0.02 higher due to the adoption of SFAS 123R.  Net cash used in operating activities and net cash provided by financing activities were not changed by the adoption of SFAS 123R.

The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions for 2007 and 2006:  risk-free interest rate of 4.50% to 4.81% and 4.51% respectively, expected life of 4 years for both years, volatility, calculated using historical volatility of 235% to 240% and 284% respectively, and dividend rate of zero percent, respectively. The expected volatility is calculated using historical volatility. The company uses the “simplified” method to determine the expected term for “plain vanilla” options. Using these assumptions, the weighted average fair value of the stock

Index

options granted in the first quarter of 2007 was $1.92 to $2.25, and the weighted average fair value of the stock options granted in first quarter of 2006 was $3.74.  The fair value of the stock options granted will be amortized as compensation expense over the vesting period of the options.  As of March 31,2007 there was $3.0 million of total unrecognized compensation expense related to share based compensation arrangements. The cost is expected to be recognized over a weighted-average period of 2.1 years.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS No. 123R.

No tax effects are recognized currently for the granting of share-based compensation arrangements as the Company currently cannot estimate the realizability of related tax benefits as the Company is in a net operating tax loss position with tax NOL carryforwards as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC.

3.           Comprehensive Loss

The Company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.”  During the three months ended March 31, 2007, and 2006, the Company had comprehensive losses of $3.0 million and $4.5 million, respectively, including approximately $34,000 and $12,000, respectively, of unrealized gains (losses) on available-for-sale investments, net of income taxes of $0 for each period.

4.           Inventory

Inventory consisted of the following at the indicated dates (in thousands):

	March 31,	December 31,
	2007	2006
	(unaudited)
Raw materials	$7,126	$8,247
Work in process	245	480
Finished goods	10,657	11,068
	18,028	19,795
Allowance for excess and obsolescence	(8,727)	(9,653)
Net Inventory	$9,301	$10,142

5.           Goodwill

Goodwill consisted of the following at the indicated dates (in thousands):

	March 31,	December 31,
Acquisition	2007	2006
KarlNet	$2,491	$2,491
Terabeam	3,322	3,322
Old Proxim	2,109	2,109
Goodwill	$7,922	$7,922

Goodwill is tested for impairment at least annually at the reporting unit level, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Index

6.           Intangibles

Schedule of Non-Amortizable Assets

	March 31,	December 31,
	2007	2006
	(in thousands)
Trade names – indefinite useful life	1,150	1,150
	$1,150	$1,150
Schedule of Amortizable Assets

	March 31,	December 31,
	2007	2006
	(in thousands)
Patents, customer relationships and other technologies with identifiable useful lives	14,521	14,521
	14,521	14,521
Less: accumulated amortization	(4,659)	(4,126)
Amortizable intangible assets, net	$9,862	$10,395

 Amortization is computed using the straight-line method over the estimated useful life, based on the Company’s assessment of technological obsolescence of the respective assets.  Amortization expense for the quarter ended March 31, 2007 totaled approximately $0.5 million.  The weighted average estimated useful life is 5.3 years.  There is no estimated residual value.

7.           Earnings per share

	March 31,
	2007	2006
	(unaudited)	(unaudited)
Numerator (in thousands):
Net income (loss)	$(2,986)	$(4,483)
Denominator- weighted average shares:
Denominator for basic earnings per share	21,553,351	21,462,335
Dilutive effect of stock options	-	-
Denominator for diluted earnings per share	21,553,351	21,462,335
Basic earnings (loss) per share	$(0.14)	$(0.21)
Diluted earnings (loss) per share	$(0.14)	$(0.21)

At March 31, 2007 and 2006, stock options and warrants to purchase shares of common stock were outstanding, but were not included in the computation of diluted earnings for either of the three month periods ended March 31, 2007 or March 31, 2006 because there was a net loss for each of the applicable periods and the effect would have been anti-dilutive.

8.           Concentrations

During the three months ended March 31, 2007, there was two customers who accounted for approximately 29% of consolidated sales and, in the corresponding quarter of 2006, one customer accounted for approximately 12% of sales.

Index

The Company maintains its cash, cash equivalent, and restricted cash balances in several banks.  The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per bank.  At March 31, 2007 and 2006, the uninsured portion totaled approximately $7.5 million and $18.2 million, respectively.

9.           Patent License Agreement – License Agreement Payable

On February 24, 2006, Terabeam, Inc. and its subsidiaries entered into a settlement agreement with Symbol Technologies, Inc. and its subsidiaries (“Symbol”) resolving all outstanding litigation between the companies.

The company recorded an intangible asset related to the license at December 31, 2005 based on the present value of the scheduled payments , and will amortize the intangible asset over the useful life of the patents through 2014. The company also recorded a license payable equal to the present value of the scheduled payments. License agreements payable consisted of the following at March 31, 2007 (in thousands):

	March 31 2007	December 31 2006
License Agreement Payable	2,743	2,956
Current portion	(879)	(868)
Long term portion	$1,864	$2,088

Payouts of license agreements are as follows as of March 31, 2007 for the twelve months ended (in thousands):

2008	$879
2009	$1,128
2010	$736

10.           Allowance for Product Warranty Costs

       During the quarter ended March 31, 2007, the Company performed the analysis of its allowance for product warranty costs utilizing updated information of actual warranty costs and changes that have been made to the Company’s warranty policies. As a result, the Company recorded a change in the estimate of its allowance for product warranty costs as an adjustment to cost of goods sold during the quarter ended March 31, 2007.

   The following is a summary of the product warranty reserve changes during the quarter ended March 31, 2007:

Balance at January 1, 2007	$1,102
Settlements	(126)
Other provision adjustments	(539)
Balance at March 31, 2007	$437

11.           Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective beginning Q1 2007.  The Company has performed a preliminary analysis under FIN 48 and believes that any unrecognized tax benefits or potential interest and penalties are not material to the financial statements. The Company files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. Generally, the Company is no longer subject to income tax examinations by tax authorities in these jurisdictions for years before 2003.

Index

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

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. The provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006. The provisions of SFAS 158 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulletin 108 (“SAB 108”) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial position and results of operations.

12.           Commitments and Contingencies

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

Index

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

On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a decision in In re Initial Public Offering Securities Litigation that six purported class action lawsuits containing allegations substantially similar to those asserted against us may not be certified as class actions due, in part, to the Appeals Court’s determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes.  On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of the Second Circuit Court of Appeals’ decision. On April 6, 2007 the Court of Appeals denied the plaintiffs’ petition for rehearing of the Court’s December 5, 2006 ruling but noted that the plaintiffs remain free to ask the District Court to certify a different class which might meet the standards for class certification that the Court of Appeals articulated in its December 5, 2006 decision. Because our proposed settlement with the plaintiffs involves the certification of the case against us as a class action for settlement purposes, the impact of the Court of Appeals’ rulings on the possible settlement of the case cannot now be predicted.

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

Index

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

We continue to explore a variety of possible strategic alternatives for our Ricochet services business.  These alternatives may include the divestiture of Ricochet, an investment in Ricochet, strategic relationships with Ricochet, sale of some or all of the assets of Ricochet, curtailment of the current scope of Ricochet’s operations, and a number of other possible alternatives. There can be no assurance that any transaction or other corporate action regarding Ricochet will result from this exploration of alternatives. Further, there can be no assurance whatsoever concerning the type, form, structure, nature, results, timing, or terms and conditions of any such potential action, even if such an action does result from this exploration.

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

Index

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

Index

Results of Operations

For the three months ended March 31, 2007 and 2006

The following table provides statement of operations data as a percentage of sales for the periods presented.

	2007	2006
Sales	100%	100%
Cost of goods sold	55	59
Gross profit	45	41
Operating expenses
Selling costs	27	23
General and administrative	19	18
Research and development	16	26
Total operating expenses	62	67
Operating (loss) income	(17)	(26)
Other income (expenses)	-	2
Income taxes	-	-
Net income	(17)%	(24)%

Sales

Sales for the three months ended March 31, 2007 were $17.7 million as compared to $18.5 million for the same period in 2006 for a decrease of $0.8 million or 4%.  This decrease was primarily due to reduced point-to-point and enterprise Wi-Fi product sales versus the same quarter in 2006.

In the most recent quarter, our service business made up less than 6% of our total consolidated revenue.   We continue our efforts to increase the number of subscribers for the service business.

For the quarters ending March 31, 2007 and 2006, international sales, excluding Canada, approximated 48% and 51%, respectively, of total sales.

Cost of goods sold and gross profit

Cost of goods sold and gross profit for the three months ended March 31, 2007 were $9.7 million and $7.9 million, respectively.  For the same period in 2006, costs of goods sold and gross profit were $10.9 million and $7.6 million, respectively.  Gross profit margin, as a percentage of sales, for the three months ended March 31, 2007 and 2006 was 45% and 41%, respectively.  The increase in gross margin percentage in the first quarter 2007 was primarily due to a change in warranty estimation which had a 3% favorable impact in the current quarter compared to the first quarter of the prior year.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee salaries and associated costs for selling, marketing, customer and technical support as well as field support.  Sales and marketing expenses for the three months ended March 31, 2007 were $4.7 million, an increase of $0.4 million over $4.3 million for the same period in 2006.  This increase was due primarily to increased headcount and higher marketing and sales costs related to trade shows, and promotion of the new MeshMax™ product line.

Index

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries, benefits and associated costs for information systems, finance, legal, and administration of a public company.  General and administrative expenses were $3.4 million for the three months ended March 31, 2007 compared to $3.3 million for the three months ended March 31, 2006 resulting in an increase of about 3% or over $0.1 million from the prior year’s reporting period.

Research and Development Expenses

Research and development expenses consist primarily of personnel salaries and fringe benefits and related costs associated with our product development efforts.  These include costs for development of products and components, test equipment, and related facilities.  Research and development expenses decreased to $2.8 million for the three months ended March 31, 2007 from $4.9 million for the three months ended March 31, 2006, an approximate decrease of $2.1 million or 43%.  The decrease in research and development was primarily due to transitioning of some of our R&D efforts to our lower cost design center in Hyderabad, India, combined with a $0.3 million benefit from capitalization of software for sale per SOP 97-2, Software Revenue Recognition, which is expected to continue in future quarters.

Other income (expenses)

Other income and expenses totaled approximately $76,000 in the first quarter 2007 compared to $386,000 for the corresponding quarter of 2006.  There was a decrease in interest income of $44,000 due to the use of cash needed to support operations.  There also was a decrease of $266,000 versus the first quarter 2006 which had a one-time benefit from the settlement of certain old Terabeam Corporation leases and bond and stock holdings.

Liquidity and Capital Resources

At March 31, 2007, we had cash, cash equivalents, and investments available-for-sale of $8.1 million.  This excludes restricted cash of $0.1 million.  For the quarter ended March 31, 2007, cash used by operations was approximately $2.0 million.  We currently are meeting our working capital needs through cash on hand as well as internally generated cash from operations and other activities.  Cash used by operations includes a net loss of $3.0 million offset by $0.5 in changes in assets and liabilities affecting operations and by $0.5 million of non-cash items.

For the quarter ended March 31, 2007, cash used in investing activities was approximately $346,000 which was principally related to the purchase of property and equipment and investment in capitalized software.

Cash provided by financing activities was approximately $1,000 for the quarter ended March 31, 2007 and resulted from the exercise of employee stock options during this period.

We believe that our cash on hand with cash flow from operations should be sufficient to meet the operating cash requirements over the next twelve month period. Our long-term financing requirements depend upon our growth strategy both domestically and internationally in the broadband equipment and high speed wireless services market place. Although we have grown revenues significantly compared to prior years, the acquisition of Old Proxim’s operations in 2005 significantly increased both our domestic and international operating expenses and as a result our cash usage from operating losses has also increased. For fiscal 2007, we must continue to grow our revenues and adjust our operating expenses to levels that will at a minimum produce breakeven cash flow and bring us to operating profitability. Due to the fluctuations in quarterly revenue we have experienced since acquiring the operations of Old Proxim, management is closely monitoring revenue trends and operating expenses and reviewing its long term business strategy to evaluate whether there will be a requirement for external financing to fund our operations. Accordingly, our current resources may have to be supplemented through new debt financing, equity offerings, or other means. Depending on market conditions , additional financing may not be available to us at all or on acceptable terms. See Item 1A – Risk Factors above for additional information.

Index

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Disclosures About Market Risk

The following discusses our exposure to market risks related to changes in interest rates, equity prices, and foreign currency exchange rates.  This discussion contains forward-looking statements that are exposed to risks and uncertainties, many of which are out of our control.  Actual results could vary materially as a result of a number of factors, including those discussed below in Item 1A – Risk Factors.

As of March 31, 2007, we had cash and cash equivalents of $7.9 million and restricted cash of $0.1 million.  All these funds were on deposit in short-term accounts with several national banking organizations.  Therefore, we do not expect that an increase in interest rates would materially reduce the value of these funds.  The primary risk to loss of principal is the fact that these balances are only insured by the Federal Deposit Insurance Corporation up to $100,000 per bank.  At March 31, 2006, the uninsured portion totaled approximately $7.5 million.  Although an immediate increase in interest rates would not have a material effect on our financial condition or results of operations, declines in interest rates over time would reduce our interest income.

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

Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.

Item 4.  Controls and Procedures.

Disclosure controls and procedures

Based on their evaluation as of March 31, 2007, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of that date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms.  In coming to this conclusion, our Chief Executive Officer and Chief Financial Officer considered the matters described under the next heading and elsewhere in this Form 10-Q.

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

We acquired the assets and operations of Proxim Corporation (“Old Proxim”), including the related accounting and financial systems, out of that company’s bankruptcy estate during the third quarter of 2005.  We

Index

have moved our corporate headquarters to the Old Proxim offices in San Jose, CA, and during the quarter ended June 30, 2006 we substantially completed the process of integrating the accounting and financial systems of the two companies.  We will continue to review our internal control processes as we move forward with the process to comply with Sarbanes-Oxley Act Section 404 by the end of  fiscal 2007 (as currently scheduled), and we will determine and implement any necessary revisions to our internal controls resulting from this process.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting during our first quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over our financial reporting.  We expect we will continue to make revisions and improvements to our internal control over financial reporting, particularly as we continue to move forward with the process to comply with Sarbanes-Oxley Act Section 404. .

Index

PART II – OTHER INFORMATION

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

On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a decision in In re Initial Public Offering Securities Litigation that six purported class action lawsuits containing allegations substantially similar to those asserted against us may not be certified as class actions due, in part, to the Appeals Court’s determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes.  On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of the Second Circuit Court of Appeals’ decision. On April 6, 2007 the Court of Appeals denied the plaintiffs’ petition for rehearing of the Court’s December 5, 2006 ruling but noted that the plaintiffs remain free to ask the District Court to certify a different class which might meet the standards for class certification that the Court of Appeals articulated in its December 5, 2006 decision. Because our proposed settlement with the plaintiffs involves the certification of the case against us as a class action for settlement purposes, the impact of the Court of Appeals’ rulings on the possible settlement of the case cannot now be predicted.

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

Index

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

Cautionary Statements of General Applicability

In addition to other factors and matters discussed elsewhere in this Form 10-Q, in our other periodic reports and filings made from time to time with the Securities and Exchange Commission, and in our other public statements from time to time (including, without limitation, our press releases), some of the important factors that, in our view, could cause actual results to differ materially from those expressed, anticipated, or implied in the forward-looking statements include, without limitation, the downturn and continuing uncertainty in the telecommunications industry and global economy; the intense competition in the broadband wireless equipment industry and resulting pressures on our pricing, gross margins, and general financial performance; our limited capital resources and uncertain prospects for obtaining additional financing; the possibility that we may raise additional capital on terms that we or our stockholders find onerous; possible better terms of any equity, debt, or convertible securities we may issue in the future than the terms of our common stock; the possibility that we may sell or otherwise dispose of portions of our business and assets for strategic reasons or to raise capital; possible negative reactions from investors, customers, employees, and others to any business or assets dispositions we may effect; difficulties in differentiating our products from competing broadband wireless products and other competing technologies; the impact, availability, pricing, and success of competing technologies and products; possible delays in our customers making buying decisions due to the actual or potential availability of new broadband connectivity technologies; difficulties in developing products that will address a sufficiently broad market to be commercially viable; our developing products for portions of the broadband connectivity and access markets that do not grow; our inability to keep pace with rapid technological changes and industry standards; expected declining prices for our products over time; our inability to offset expected price declines with cost savings or new product introductions; our inability to recover capital and other investments made in developing and introducing new products; lack of or delay in market acceptance and demand for our current and contemplated products; difficulties or delays in developing, manufacturing, and supplying products with the contemplated or desired features, performance, price, cost, and other characteristics; difficulties in estimating costs of developing and supplying products; difficulties in developing, manufacturing, and supplying products in a timely and cost-effective manner; difficulties or delays in developing improved products when expected or desired and with the additional features contemplated or desired; decisions we may make to delay or discontinue efforts to develop and introduce certain new products; negative reactions to any such decisions; costs and accounting impacts from any such decisions; our fluctuating financial results, which may be caused at times by receipt of large orders from customers; our limited ability to predict our future financial performance; our possible desire to make limited or no public predictions as to our expected future financial performance; the expected fluctuation in customer demand and commitments; difficulties in predicting our future financial performance, in part due to our past and possible future acquisition activity; our inability to achieve the contemplated benefits of our July 2005 acquisition of Proxim Corporation’s operations and any other acquisitions we may contemplate or consummate; management distraction due to those acquisitions; the ability of the companies to integrate in a cost-effective, timely manner without material liabilities or loss of desired employees or customers; the risk that the expected synergies and other benefits of the transactions will not be realized at all or to the extent expected; the risk that cost savings from the transactions may not be fully realized or may take longer to realize than expected; reactions, either positive or negative, of investors, competitors, customers, suppliers, employees, and others to the transactions; the risk that those transactions will, or could, expose us to lawsuits or other liabilities; obligations arising from contractual obligations of Proxim Corporation that we assumed; litigation risks, obligations, and expenses arising from contractual obligations of Proxim Corporation that we assumed; management and other employee distraction due to any litigation arising from contractual obligations of Proxim Corporation that we assumed; adverse impacts of purchase accounting treatment and amortization and impairment of intangible assets acquired in any acquisitions; our general lack of receiving long-term purchase commitments from our customers; cancellation of orders without penalties; the ability of our customers to return to us some or all of the products they had previously purchased from us with the resulting adverse financial consequences; costs, administrative burdens, risks, and obligations arising from terms and conditions that we find onerous but that are imposed upon us by certain

Index

customers as a condition of buying products from us; our not selling products to certain customers due to our refusal to accept their terms and conditions of sale that we find onerous; difficulties or delays in obtaining raw materials, subassemblies, or other components for our products at the times, in the quantities, and at the prices we desire or expect, particularly those that are sole source or available from a limited number of suppliers; inability to achieve and maintain profitability; purchases of excess inventory that ultimately may not be used; difficulties or delays in developing alternative sources for limited or sole source components; our having to reconfigure our products due to our inability to receive sufficient quantities of limited or sole source components; adverse impact of stock option and other accounting rules; our reliance on third party distributors and resellers in our indirect sales model; our dependence on a limited number of significant distributors; our inability to obtain larger customers; dependence on continued demand for broadband connectivity and access; difficulties in attracting and retaining qualified personnel; our dependence on key personnel; competition from companies that hire some of our former personnel; lack of key man life insurance on our executives or other employees; lack of a succession plan; inability of our limited internal manufacturing capacity to meet customers’ desires for our products; our substantial reliance on contract manufacturers to obtain raw materials and components for our products and to manufacture, test, and deliver our products; interruptions in our manufacturing operations or the operations of our contract manufacturers or other suppliers; possible adverse impacts on us of the directive on the restriction of the use of certain hazardous substances in electrical and electronic equipment (the RoHS directive), including, without limitation, adverse impacts on our ability to supply our products in the quantities desired and adverse impacts on our costs of supplying products; possible adverse impacts on us of the waste electrical and electronic equipment directive (the WEEE directive), including, without limitation, adverse impacts on our ability to supply our products in the quantities desired and adverse impacts on our costs of supplying products; our failing to maintain adequate levels of inventory; costs and accounting impacts associated with purchasing inventory that is later determined to be excess or obsolete; our failure to effectively manage our growth; difficulties in reducing our operating expenses; adverse impacts of the war in Iraq and the war on terrorism generally; the potential for intellectual property infringement, warranty, product liability, and other claims; risks, obligations, and expenses arising from litigating or settling any such intellectual property infringement, warranty, product liability, and other claims; management and other employee distraction due to any such intellectual property infringement, warranty, product liability, and other claims; risks associated with foreign sales such as collection, currency, and political risk; limited ability to enforce our rights against customers in foreign countries; lack of relationships in foreign countries which may limit our ability to expand our international sales and operations; difficulties in complying with existing governmental regulations and developments or changes in governmental regulation; difficulties or delays in obtaining any necessary Federal Communications Commission and other governmental or regulatory certifications, permits, waivers, or approvals; possible adverse consequences resulting from marketing, selling, or supplying products without any necessary Federal Communications Commission or other governmental or regulatory certifications, permits, waivers, or approvals; changes in governmental regulations which could adversely impact our competitive position; our maintaining tight credit limits which could adversely impact our sales; difficulties in our customers or ultimate end users of our products obtaining sufficient funding; difficulties in collecting our accounts receivable; failure or inability to protect our proprietary technology and other intellectual property; possible decreased ability to protect our proprietary technology and other intellectual property in foreign jurisdictions; ability of third parties to develop similar and perhaps superior technology without violating our intellectual property rights; the costs and distraction of engaging in litigation to protect our intellectual property rights, even if we are ultimately successful; adverse impacts resulting from our settlement of litigation initiated by Symbol Technologies, Inc.; our limited experience in operating our Ricochet® network; adverse impacts on our broadband wireless equipment business due to our Ricochet wireless communications services business; expected ongoing losses from our Ricochet business; our inability to increase and retain subscribers for the Ricochet service; the intense competition in the wireless data access market; different data access technologies which may be superior to the access afforded by our Ricochet business; costs, time, and commitments involved in our possible geographic expansion of the Ricochet network; time, costs, political considerations, typical multitude of constituencies, and other factors involved in evaluating, equipping, installing, and operating municipal networks; effectively managing any expansion of the Ricochet network; difficulties in obtaining roof and other attachment rights for our Ricochet network equipment at the times and at the costs and other terms we desire; possible insufficient equipment to expand our Ricochet network; dependence of our Ricochet network on network connections provided by third parties; failure of our third-party contractors to adequately maintain and repair the Ricochet network; possible harmful interference degrading or disrupting the service provided by the Ricochet network; the uncertain future of our Ricochet business given our previous efforts to explore strategic alternatives for that business; the internal and external pressures to take actions to reduce the losses associated with that Ricochet business, which could include selling the business or shutting it

Index

down, making operational changes at Ricochet, changing the business model, or other actions; the potentially significant costs we may incur if we take any such actions relating to the Ricochet business; costs of complying with governmental regulations such as Section 404 and other provisions of the Sarbanes-Oxley Act; the expense of defending and settling and the outcome of pending and any future stockholder litigation, including without limitation, our possible exposure under the contemplated settlement of that litigation; the expense of defending and settling and the outcome of pending and any future litigation against us; the expected volatility and possible stagnation or decline in our stock price, particularly due to the relatively low number of shares that trade on a daily basis and public filings regarding sales of our stock by one or more of our significant stockholders; future stock sales by our current stockholders, including our current and former directors and management; future actual or potential sales of our stock that we issue upon exercise of stock options or stock warrants; possible dilution of our existing stockholders if we issue stock to acquire other companies or product lines or to raise additional capital; possible better terms of any equity securities we may issue in the future than the terms of our common stock; investment risk resulting in the decrease in value of our investments; and risks, impacts, and effects associated with any acquisitions, investments, or other strategic transactions we may evaluate or in which we may be involved.  Many of these and other risks and uncertainties are described in more detail in our annual report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

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

Terabeam, Inc.

Date: May 15, 2007	By:	/s/ Brian J. Sereda
Brian J. Sereda,
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Index

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350 of Chapter 63 of Title 18 of the United States Code).