Form 10-Q
period 2007-06-07
TERABEAM, INC.
filed 2007-08-14
CIK 712511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________TO____________

Commission File Number 000-29053

TERABEAM, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-2751645 (I.R.S. Employer Identification No.)

2115 O’NEL DRIVE
SAN JOSE, CA  95131
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

As of July 31, 2007, there were 25,854,369 shares of the registrant’s common stock outstanding.

Index

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

Item 1.  Financial Statements.

Index

TERABEAM, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2007	2006
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$6,175	$10,290
Investment securities – available-for-sale	233	168
Accounts receivable, net	8,165	5,539
Inventory	9,272	10,142
Prepaid expenses	1,431	1,246
Total current assets	25,276	27,385

Property and equipment, net	2,548	2,660
Other Assets:
Restricted cash	76	76
Goodwill	7,922	7,922
Intangible assets, net	10,440	11,545
Deposits and prepaid expenses	298	287
Total other assets	18,736	19,830
Total assets	$46,560	$49,875

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$13,065	$13,887
Deferred revenue	2,293	2,198
License agreement payable - current maturities	942	868
Total current liabilities	16,300	16,953
License agreement payable, net of current maturities	1,585	2,088
Total liabilities	17,885	19,041
Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 4,500,000, none issued at June 30, 2007 and December 31, 2006	–	–
Common stock, $0.01 par value, 100,000,000 shares authorized, 21,554,369 issued and outstanding at June 30, 2007, and 21,552,572 issued and outstanding at December 31, 2006	216	216
Additional paid-in capital	59,076	57,976
Retained earnings (accumulated deficit)	(30,610)	(27,285)
Accumulated other comprehensive income:
Net unrealized gain (loss) on available-for-sale securities	(7)	(73)
Total stockholders’ equity	28,675	30,834
Total liabilities and stockholders’ equity	$46,560	$49,875

See accompanying notes

Index

TERABEAM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	$19,012	$20,750	$36,670	$39,286
Cost of goods sold	10,573	12,062	20,305	22,957
Gross profit	8,439	8,688	16,365	16,329
Operating expenses:
Selling costs	5,212	4,027	9.957	8,296
Restructuring Charges	91	116	91	116
General and administrative	3,272	4,021	6,681	7,355
Research and development	2,733	3,762	5,543	8,648
Total operating expenses	11,308	11,926	22,272	24,415
Operating loss	(2,869)	(3,238)	(5,907)	(8,086)
Other income (expenses):
Interest income	28	114	72	202
Interest expense	(34)	(68)	(68)	(101)
Other income (loss)	2,580	212	2,646	543
Total other income (expenses)	2,574	258	2,650	644
Loss before income taxes	(295)	(2,980)	(3,257)	(7,442)
Benefit (provision) for income taxes	(44)	(5)	(68)	(26)
Net loss	$(339)	$(2,985)	$(3,325)	$(7,468)

Weighted average shares - basic and diluted	21,554	21,541	21,554	21,502
Loss per share, basic and diluted	$(0.02)	$(0.14)	$(0.15)	$(0.35)

See accompanying notes

Index

TERABEAM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(In thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2007	21,552,572	$216	$57,976	$(27,285)	$(73)	$30,834

Exercise of stock options and warrants	1,797		3			3
Employee stock option amortization			1,097			1,097
Comprehensive income:
Net income (loss)				(3,325)		(3,325)
Unrealized gain (loss) on investments					66	66
Total comprehensive income (loss)	-	-	-	(3,325)	66	(3,259)
Balances, June 30, 2007	21.554,369	$216	$59,076	$(30,610)	$(7)	$28,675

See accompanying notes

Index

TERABEAM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(3,325)	$(7,468)
Depreciation and amortization	1,941	2,774
Bad debt allowance (recovery)	98	(74)
Employee stock option amortization	1098	569
Inventory allowance	(1,328)	31
Changes in assets and liabilities affecting operations:
Accounts receivable, net	(2,724)	2,506
Inventory	2,198	(1,157)
Deposits	(11)	129
Prepaid expenses	(185)	(339)
Accounts payable and accrued expenses	(822)	(3,541)
License agreement payable	(429)	(597)
Deferred revenue	95	1,726
Net cash provided by (used in) operating activities	(3,394)	(5,441)
Cash flows from investing activities:
Release of restricted cash	-	5,000
Purchase of property and equipment	(233)	(321)
Investment in capitalized software	(491)	-
Net cash provided by (used in) investing activities	(724)	4,679
Cash flows from financing activities:
Exercise of stock options	3	55
Net cash provided by (used in) financing activities	3	55
Net increase (decrease) in cash and cash equivalents	(4,115)	(707)
Cash and cash equivalents, beginning of period	10,290	14,133
Cash and cash equivalents, end of period	$6,175	$13,426
Supplemental disclosure of cash flow information:
Cash paid for interest	$68	$4
Income taxes paid	$125	$21

See accompanying notes

Index

TERABEAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The consolidated financial statements of Terabeam, Inc. (the “Company” or “Terabeam”) for the three month and six month periods ended June 30, 2007 and 2006 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods then ended.  All such adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

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

In April 2006, the Company announced the retention of an outside consulting firm to explore a variety of possible strategic alternatives for our Ricochet services business.  Subsequent to June 30, 2007, the Company announced the sale on July 31, 2007 of the Ricochet wireless network and operations for greater Denver metropolitan area to Civitas Wireless Solutions, LLC (Civitas). In addition, we announced Ricochet Networks ,Inc (RNI) ceased operations of the San Diego network and is no longer in the business of providing wireless internet services.

Summarized information for the business segments as of June 30, 2007 and 2006 and for the quarters then ended is as follows (in thousands):

Three Months Ended June 30,:

	2007:			2006:
	Equipment	Services	Total	Equipment	Services	Total
Assets	$45,566	$994	$46,560	$63,232	$2,283	$65,515
Revenue	$18,117	$895	$19,012	$20,037	$713	$20,750
Operating income (loss)	$(2,442)	$(427)	$(2,869)	$(2,718)	$(520)	$(3,238)

Index

Six Months Ended June 30,:

	2007:			2006:
	Equipment	Services	Total	Equipment	Services	Total
Assets	$45,566	$994	$46,560	$63,232	$2,283	$65,515
Revenue	$34,790	$1,880	$36,670	$37,683	$1,603	$39,286
Operating income (loss)	$(5,200)	$(707)	$(5,907)	$(7,147)	$(939)	$(8,086)

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

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. Stock-based compensation for 2006 and 2007 includes compensation expense, recognized over the applicable vesting periods, for new share-based awards and for share-based awards granted prior to, but not yet vested, as of December 31, 2005 (modified prospective application). Stock-based compensation for the three-month periods ended June 30, 2007 and 2006 totaled approximately $618,000 and $317,000, respectively.  Stock-based compensation for the six-month periods ended June 30, 2007 and 2006 totaled approximately $1,098,000 and $569,000, respectively.

For the quarter and six months ended June 30, 2007, the operating loss, the loss before income taxes and the net loss were $618,000 and  $1,098,000 higher, respectively, and the basic and diluted loss per share were $.03 and $.05 higher due to the adoption of SFAS 123R.  Net cash used in operating activities and net cash provided by financing activities were not changed by the adoption of SFAS 123R.

The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions for 2007 and 2006:  risk-free interest rate of 4.50% - 4.81 % and 4.75%-4.96%, expected life of 4 years and 4 years, volatility, calculated using historical volatility, of 231% - 240% and 250%-280% and dividend rate of zero percent, respectively.  Using these assumptions, the weighted average fair value of the stock options granted in the quarter and six months ended June 30, 2007 was $2.57, and the weighted average fair value of the stock options granted in 2006 was $2.49  The fair value of the stock options granted will be amortized as compensation expense over the vesting period of the options.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS No. 123R.

No tax effects are recognized currently for the granting of share-based compensation arrangements as the Company currently cannot estimate the realizability of related tax benefits as the Company is in a net operating tax loss position with tax NOL as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC.

Index

3.	Comprehensive Loss

The Company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.”  During the six months ended June 30, 2007  and 2006, the Company had comprehensive losses of $3.3 million and $7.5 million respectively, including approximately $66,000 (unaudited) and 80,000 , respectively, of unrealized (losses) gains on available-for-sale investments, net of income taxes of $0 and $0, respectively.

4.	Inventory

Inventory consisted of the following at the indicated dates (in thousands):

(in thousands)
	June 30,	December 31,
	2007	2006
	(unaudited)
Raw materials	$7,771	8,247
Work in process	696	480
Finished goods	9,130	11,068
	17,597	19,795
Allowance for excess and obsolescence	(8,325)	(9,653)
Net Inventory	$9,272	$10,142

5.	Goodwill

Goodwill consisted of the following (in thousands):

	June 30,	December 31,
Acquisition	2007	2006
KarlNet	$2,491	$2,491
Terabeam	3,322	3,322
Old Proxim	2,109	2,109
Goodwill	$7,922	$7,922

Goodwill is tested for impairment at least annually at the reporting unit level, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Index

6.	Intangibles

Schedule of Non-Amortizable Assets

	June 30,	December 31,
	2007	2006
	(in thousands)
Trade names – indefinite useful life	1,150	1,150
	$1,150	$1,150

Schedule of Amortizable Assets

	June 30,	December 31,
	2007	2006
	(in thousands)
Patents, customer relationships and other technologies with identifiable useful lives	14,521	14,521

Less: accumulated amortization	(5,231)	(4,126)
Amortizable intangible assets, net	$9,290	$10,395

 Amortization is computed using the straight-line method over the estimated useful life, based on the Company’s assessment of technological obsolescence of the respective assets.  Amortization expense for the three months and six months ended June 30, 2007 totaled approximately $0.5 million and $1.0 million, respectively.  The weighted average estimated useful life is 5 years.  There is no estimated residual value.

7.	Restructuring Charges

The Company accounts for restructuring charges under the provisions of Statement of Financial Accounting Standards No. 146 (“FAS 146”), Accounting for Costs Associated with Exit or Disposal Activities.

During the quarter ended June 30, 2007 the Company recorded restructuring charges of approximately $91,000.  These charges consisted of one-time termination benefits related to a reduction in force at its San Jose, California headquarters implemented in an effort to streamline operations.

Index

8.	Earnings per share

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Numerator:
Net income (loss)	$(339)	$(2,985)	$(3,325)	$(7,468)
Denominator- weighted average shares:
Denominator for basic earnings per share	21,554	21,541	21,554	21,502
Dilutive effect of stock options		$-		$-
Denominator for diluted earnings per share	21,554	21,541	21,554	21,502
Basic earnings (loss) per share	$(0.02)	$(0.14)	$(0.15)	$(0.35)
Diluted earnings (loss) per share	$(0.02)	$(0.14)	$(0.15)	$(0.35)

At June 30, 2007 and 2006, stock options and warrants to purchase approximately 2.8 million and 2.7 million, respectively, shares of common stock were outstanding, but were not included in the computation of diluted earnings for the three month and six month periods ended June 30, 2007 and 2006 because there was a net loss for each of the applicable periods, and the effect would have been anti-dilutive.

9.	Concentrations

During six months ended June 30, 2007, there were two customers who accounted for approximately 21%, 11%, of consolidated sales respectively, and in the corresponding six months of 2006 these same customers accounted for 16%, and 13%, of consolidated sales respectively.

The Company maintains the majority of its cash, cash equivalent, and restricted cash balances at two major US banks.  The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per bank.  At June 30, 2007 and 2006, the uninsured portion totaled approximately $6.2 million and $13.4 million, respectively.

10.	Patent License Agreement – License Agreement Payable

In February 2006, Terabeam, Inc. and its subsidiaries entered into a settlement agreement with Symbol Technologies, Inc. and its subsidiaries (“Symbol”) resolving all outstanding litigation between the companies.

The Company recorded an intangible asset related to the license at December 31, 2005 based on the present value of the scheduled payments, and will amortize the intangible asset over the useful life of the patents through 2014.  The amortization expense recorded for the six months ended June 30, 2007 totaled approximately $209,000.  The Company also recorded a license payable equal to the present value of the scheduled payments.  License agreements payable consisted (in thousands):

	June 30, 2007	December 31, 2006
License Agreement Payable	2,527	2,956
Current portion	(942)	(868)
Long term portion	$1,585	$2,088

Index

11.	Allowance for Product Warranty Costs

Warranty costs were significantly reduced for the 6 months ended June 30, 2007 versus the comparable period ended June 30, 2006. This reduction was due to an analysis performed by the Company of allowance for product warranty costs utilizing updated information of actual warranty costs and changes that have been made to the Company’s warranty policy. The company booked a change in the estimate of allowance for product warranty costs as an adjustment to cost of goods sold during the quarter ended March 31,2007.

	June 30 2007	June 30 2006
Balance at January 1,	1,102	1,146
Settlements	(226)	(397)
Other Provision Adjustments	(465)	417
Balance at June 30,	411	1,166

12.	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective beginning Q1 2007.The Company has performed a preliminary analysis under FIN 48 and believes that any unrecognized benefits or potential interest and penalties are not material to the financial statements. The Company files income tax returns in the U.S. federal jurisdictions and in various state jurisdictions. Generally, the Company is no longer subject to income tax examinations by tax authorities in these jurisdictions for years before 2003.

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

Index

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

In June 2003, along with virtually all of the other non-bankrupt issuer defendants, we elected to participate in a proposed settlement agreement with the plaintiffs in this litigation.  If the proposed settlement had been approved by the court, it would have resulted in the dismissal, with prejudice, of all claims in the litigation against us and against the other issuer defendants who elected to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants.  This proposed settlement was conditioned on, among other things, a ruling by the court that the claims against us and against the other issuers who had agreed to the settlement would be certified for class action treatment for purposes of the proposed settlement, such that all investors included in the proposed classes in these cases would be bound by the terms of the settlement unless an investor opted to be excluded from the settlement.

Index

On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a decision in In re Initial Public Offering Securities Litigation that six purported class action lawsuits containing allegations substantially similar to those asserted against us may not be certified as class actions due, in part, to the Appeals Court’s determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes.  On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of the Second Circuit Court of Appeals’ decision. On April 6, 2007 the Court of Appeals denied the plaintiffs’ petition for rehearing of the Court’s December 5, 2006 ruling but noted that the plaintiffs remained free to ask the District Court to certify classes different from the ones originally proposed which might meet the standards for class certification that the Court of Appeals articulated in its December 5, 2006 decision.

In light of the Court of Appeals’ December 5, 2006 decision regarding certification of the plaintiffs’ claims, the District Court entered an order on June 25, 2007 terminating the proposed settlement between the plaintiffs and the issuers, including us. Because it is expected that any possible future settlement with the plaintiffs, if such a settlement were ever to be agreed to, would involve the certification of a class action for settlement purposes, the impact of the Court of Appeals’ class certification-related rulings on the possible future settlement of the claims against us cannot now be predicted.

With the termination of the proposed settlement, we intend to continue to defend the litigation vigorously.  The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit.  Moreover, we believe that the underwriters may have an obligation to indemnify us for the legal fees and other costs of defending these suits.  While there can be no assurance as to the ultimate outcome of these proceedings, we currently believe that the final result of these actions will have no material effect on our consolidated financial condition, results of operations, or cash flows.

Linex Technologies Litigation

On June 1, 2007, Linex Technologies, Inc. filed suit against Proxim Wireless Corporation (a wholly owned subsidiary of Terabeam, Inc.) for alleged patent infringement in the United States District Court for the Eastern District of Texas, Marshall Division.  Other named defendants in this lawsuit are Belair Networks, Inc., Cisco Systems, Inc., Firetide, Inc., and Skypilot Networks, Inc.  This lawsuit generally alleges that Proxim’s mesh products infringe two United States patents purportedly owned by Linex.  Linex is seeking damages allegedly caused by the alleged infringement of its two patents.  This matter is at an extremely early stage.  We believe the claims against us are without merit and intend to defend the litigation vigorously.  The litigation process is inherently uncertain, however, and there can be no assurance that the outcome of these claims will be favorable for us.

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

General

We are subject to potential liability under contractual and other matters and various claims and legal actions which are pending or may be asserted against us or our subsidiaries, including claims arising from the termination of the operations of Ricochet Networks, Inc. in the San Diego metropolitan area and the transfer of the operations of Ricochet Networks, Inc. in the Denver metropolitan area to Civitas Wireless Solutions, LLC.  These matters may arise in the ordinary course and conduct of our business.  While we cannot predict the outcome of such claims and legal actions with certainty, we currently believe that such matters should not result in any liability which would have a material adverse affect on our business.

Index

14.   Patent Sale

During Q3, 2007 the Company sold two of it’s patents for $2.5 million to a third party. As part of the sale, Terabeam and it’s subsidiaries received a license to continue to make and sell its products generally in the ordinary course of business, subject to certain limitations.

15.          Subsequent Events

On July 23, 2007 we completed a private placement of our common stock raising proceeds of approximately $7,500,000. We issued 4,300,000 shares of common stock at $1.75 per share and issued warrants to the investors to purchase an aggregate of 2,150,000 shares of our common stock at an exercise price of $2.45 per share.  The net proceeds of the sale of our common stock and any proceeds from the cash exercise of the accompanying warrants are currently expected to be used for working capital and general corporate purposes.

On July 31, 2007 we completed the sale of the Ricochet wireless network and operations for the greater Denver metropolitan area to Civitas Wireless Solutions, LLC (Civitas). In return, RNI received (a) the assumption by Civitas generally of obligations relating to the operation of the Ricochet wireless network in the Denver Colorado metropolitan area, (b) a cash payment of $200,000, (c) 15% equity ownership in Civitas, and (d) potential future payments contingent on certain future potential business of Civitas. RNI generally is retaining the obligations relating to the operation of the Ricochet network in San Diego, California metropolitan area of which we discontinued on July 31, 2007. In addition, substantially all of RNI’s employees were terminated effective July 31, 2007 and subsequently re-hired by Civitas. We anticipate that we will record a restructuring charge in our third fiscal quarter to reflect the remaining and contingent obligations related to terminating various lease obligations for the San Diego network and impairment of existing assets no longer utilized by RNI. We also anticipate that RNI will be accounted for as discontinued operation beginning in the third fiscal quarter.

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

As a subsequent event, we announced the sale on July 31, 2007 of the Ricochet wireless network and operations for greater Denver metropolitan area to Civitas Wireless Solutions, LLC (Civitas). In addition, we announced Ricochet Networks ,Inc (RNI) ceased operations of the San Diego network and is no longer in the business of providing wireless internet services.

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

Revenue Recognition

Product revenue is generally recognized upon shipment when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectibility is reasonably assured. The Company grants certain distributors limited rights of return and price protection on unsold products.  The company has historically deferred revenue on a limited number of major distributors based on grounds that it did not satisfy all of the conditions outlined in SFAS 48 Revenue Recognition When Right of Return Exists.  Generally, the Company has no obligation to provide any modification or customization upgrades, enhancements or other post-sale customer support.  Revenue from services, such as pre-installation diagnostic testing and product repair services, is recognized over the period for which the services are performed, which is typically less than one month.  Revenue from enhanced service contracts is recognized over the contract period, which ranges from one to three years.

For our services business, we recognize revenue when the customer pays for and then has access to our network for the current fiscal period.  Any funds the customer pays for future fiscal periods are treated as deferred revenue and recognized in the future fiscal periods for which the customer has access to our network.

Index

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

Results of Operations

For the three months ended June 30, 2007 and 2006

The following table provides statement of operations data as a percentage of sales for the periods presented.

Index

	Three Months Ended June 30,
	2007	2006
Sales	100%	100%
Cost of goods sold	56	58
Gross profit	44	42
Operating expenses
Selling costs	27	19
Restructuring charges	1	1
General and administrative	17	19
Research and development	14	18

Total operating expenses	59	57

Operating (loss) income	(15)	(15)
Other income (expenses)	13	1
Income taxes	-	-
Net loss	(2)%	(14)%

Sales

Sales for the three months ended June 30, 2007 were $19.0 million as compared to $20.8 million for the same period in 2006 for a decrease of $1.8 million or 8%.

In the most recent quarter, our service business made up less than 5% of our total consolidated revenue.

 For the quarters ending June 30, 2007 and 2006, international sales, excluding Canada, approximated 50% and 54%, respectively, of total sales.

Cost of goods sold and gross profit

Cost of goods sold and gross profit for the three months ended June 30, 2007 were $10.6 million and $8.4 million, respectively.  For the same period in 2006, costs of goods sold and gross profit were $12.1 million and $8.7 million, respectively.  Gross profit margin, as a percentage of sales, for the three months ended June 30, 2007 and 2006 was 44% and 42%, respectively.  The increase in gross margin percentage was primarily due to the product mix in the current quarter compared to the second quarter of the prior year.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee salaries and associated costs for selling, marketing, customer and technical support as well as field support.  Sales and marketing expenses for the three months ended June 30, 2007 were $5.2 million, an increase of $1.2 million over $4.0 million for the same period in 2006.  This increase was due primarily to increased headcount combined with higher marketing and sales costs related to trade shows and promotion of the new MeshMax product line.

Restructuring Charges

During the quarter ended June 30, 2007 we recorded restructuring charges of approximately $91,000.  These charges consisted of one-time termination benefits related to streamlining engineering operations at our  San Jose, California headquarters.  The restructuring charges recorded in Q2, 2006 were $116,000 related to a reduction in force to streamline operations in response to first quarter of 2006 financial results.

Index

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries, benefits and associated costs for information systems, finance, legal, and administration of a public company.  General and administrative expenses were $3.3 million for the three months ended June 30, 2007 compared to $4.0 million for the three months ended June 30, 2006 resulting in a decrease of about 18% or over $0.7 million from the prior year’s reporting period.

Research and Development Expenses

Research and development expenses consist primarily of personnel salaries and fringe benefits and related costs associated with our product development efforts.  These include costs for development of products and components, test equipment and related facilities.  Research and development expenses decreased to $2.7 million for the three months ended June 30, 2007 from $3.8 million for the three months ended June 30, 2006, an approximate decrease of $1.1 million or 29%.  The decrease in research and development expenses was due to reduction in headcount costs as significant R&D activities were transitioned to India, combined with a $0.3 million reduction in expense related to software capitalization.

Other income (expenses)

Other income and expenses totaled approximately $2.6 million in the second quarter 2007 compared to $0.2 million for the corresponding quarter of 2006.  This was due to a one-time payment of $2.5 million related to the sale of two patents to a third party.

For the six months ended June 30, 2007 and 2006

The following table provides statement of operations data as a percentage of sales for the periods presented.

	Six Months Ended June 30,
	2007	2006
Sales	100%	100%
Cost of goods sold	55	58
Gross profit	45	42
Operating expenses
Selling costs	27	21
Restructuring charges	1	-
General and administrative	18	19
Research and development	15	22
Total operating expenses	61	62
Operating (loss) income	(16)	(20)
Other income (expenses)	7	1
Income taxes	-	-
Net loss	(9)%	(19)%

Sales

Sales for the six months ended June 30, 2007 were $36.7 million as compared to $39.3 million for the same period in 2006 for a decrease of $2.6 million or 7%.  This decrease was primarily due to a reduction in demand for mature products such as wireless LAN equipment and HXI Components. This was partially offset by growth in the Broadband Access.

In the first six months of 2007, our service business made up less than 5% of our total consolidated revenue.   Effective July 31, 2007 the Denver metropolitan service business was sold to Civitas Wireless

Index

Solutions, LLC, and Ricochet Networks also announced it’s plan to discontinue wireless network service to the San Diego metropolitan area.

For the six months ending June 30, 2007 and 2006, international sales, excluding Canada, approximated 50% and 54%, respectively, of total sales.

Cost of goods sold and gross profit

Cost of goods sold and gross profit for the six months ended June 30, 2007 were $20.3 million and $16.4 million, respectively.  For the same period in 2006, costs of goods sold and gross profit were $22.9 million and $16.3 million, respectively.  Gross profit margin, as a percentage of sales, for the six months ended June 30, 2007 and 2006 was 45% and 42%, respectively.  The increase in gross margin percentage for the six months ended June 30, 2007 was primarily due to the shift in product mix to higher margin Broadband Access products compared to the first six months of the prior year.  In addition, we had a one time pick up during the first quarter of 2007 for release of excess warranty reserves of $0.5 million or 1% of sales.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee salaries and associated costs for selling, marketing, customer and technical support as well as field support.  Sales and marketing expenses for the six months ended June 30, 2007 were $10.0 million, an increase of $1.7 million, or 20% over the $8.3 million for the same period in 2006.  This increase was due primarily to increased headcount combined with higher marketing and sales costs related to trade shows and promotion of the new MeshMax  product line.

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries, benefits and associated costs for information systems, finance, legal, and administration of a public company.  General and administrative expenses were $6.7 million for the six months ended June 30, 2007 compared to $7.3 million for the six months ended June 30, 2006 resulting in a decrease of about 8% or over $0.6 million from the prior year’s reporting period.  The decrease is principally a result of decreased headcount and lower legal and outside services expense versus the comparable 6 months ended June 30, 2006. General and administrative expenses as a percentage of sales during the first six months of 2007 were 18% as compared to 19% in the first six months of 2006.

Research and Development Expenses

Research and development expenses consist primarily of personnel salaries and fringe benefits and related costs associated with our product development efforts.  These include costs for development of products and components, test equipment and related facilities.  Research and development expenses decreased to $5.5 million for the six months ended June 30, 2007 from $8.6 million for the six months ended June 30, 2006, an approximate decrease of $3.1 million or 36%.  The decrease in research and development expenses was due to reduction in headcount at our San Jose ,California location and certain other engineering functions that were transitioned to our facility in Hyderabad, India. This was combined with  $0.6 million reduction in expense related to software capitalization which began in the first fiscal quarter of 2007.

Other income (expenses)

Other income and expenses totaled approximately $2.6 million in the first six months of 2007 compared to $543,000 for the corresponding first half of 2006.   The majority of this increase of approximately $2.1 million in the first 6 months was the sale of intellectual property in the form of two patents to a third party for $2.5 million.

Index

Liquidity and Capital Resources

At June 30, 2007, we had cash, cash equivalents, and investments available-for-sale of $6.4 million. This excludes restricted cash of $0.1 million.  For the six months ended June 30, 2007, cash used by operations was approximately $3.3 million.  We currently are meeting our working capital needs through cash on hand as well as internally generated cash from operations and other activities.  Net cash used in investing activities was $0.8 million.

For the six months ended March 31, 2007, cash used in investing activities was approximately $724,000 which was principally related to the purchase of property plant and equipment and investment of capitalized software.

During the quarter ended June 30, 2007 we realized cash proceeds from sale of two patents totaling $2.5 million, with a cost of $52,000. This was included in results for the quarter ended June 30, 2007 as other income.

We believe that cash flow from operations, along with our cash on hand, and proceeds of a private placement of $7.5 million which was completed in July, 2007(See Subsequent Events) should be sufficient to meet the operating cash requirements over the next twelve month period as currently contemplated.  Our long-term financing requirements depend upon our growth strategy, which relates primarily to our desire to increase revenue both domestically as well as internationally.  However, although the acquisition of Old Proxim’s operations in 2005 significantly increased both our domestic and international revenue, we incurred operating losses totaling $5.9 million in the first half of 2007.  For the remainder of 2007, we must attempt to increase revenues and adjust operating expenses to levels that will produce positive cash flows and return us to operating profitability.  Due to the recent nature of the Old Proxim operation acquisition and the large fluctuations in quarterly revenue we have experienced since the acquisition, management is closely following revenue trends and operating expenses, and reviewing its long term business strategy to evaluate whether there will be a requirement for external financing to fund our operations.  One significant constraint to our equipment business growth is the rate of new product introduction.  New products or product lines may be designed and developed internally or acquired from existing suppliers to reduce the time to market and inherent risks of new product development.    Our current resources may have to be supplemented through new bank debt financing, public debt or equity offerings, or other means due to a number of factors, including our acquisition of Old Proxim’s operations and our desired rate of future growth.  See Item 1A – Risk Factors below and the more detailed discussion of risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

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

As of June 30, 2007, we had cash and cash equivalents of $6.2 million.  The majority of total cash and cash equivalents were on deposit in short-term accounts with two major US banking organizations.  Therefore, we do not expect that an increase in interest rates would materially reduce the value of these funds.  The primary risk to loss of principal is the fact that these balances are only insured by the Federal Deposit Insurance Corporation up to $100,000 per bank.  At June 30, 2007, the uninsured portion totaled approximately $5.8 million.  Although an immediate increase in interest rates would not have a material effect on our financial condition or results of operations, declines in interest rates over time would reduce our interest income.

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

Index

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

Item 4.  Controls and Procedures.

Disclosure controls and procedures

Based on their evaluation as of June 30, 2007, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of that date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms.  In coming to this conclusion, our Chief Executive Officer and Chief Financial Officer considered the matters described under the next heading and elsewhere in this Form 10-Q.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over our financial reporting other than the changes described above under the preceding heading “Internal Control over Financial Reporting.”  We expect we will continue to make revisions and improvements to our internal control over financial reporting, particularly as we complete the final phase of reviewing the integration of the accounting and financial systems of Old Proxim and Terabeam.

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

In June 2003, along with virtually all of the other non-bankrupt issuer defendants, we elected to participate in a proposed settlement agreement with the plaintiffs in this litigation.  If the proposed settlement had been approved by the court, it would have resulted in the dismissal, with prejudice, of all claims in the litigation against us and against the other issuer defendants who elected to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants.  This proposed settlement was conditioned on, among other things, a ruling by the court that the claims against us and against the other issuers who had agreed to the settlement would be certified for class action treatment for purposes of the proposed settlement, such that all investors included in the proposed classes in these cases would be bound by the terms of the settlement unless an investor opted to be excluded from the settlement.

On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a decision in In re Initial Public Offering Securities Litigation that six purported class action lawsuits containing allegations substantially similar to those asserted against us may not be certified as class actions due, in part, to the Appeals Court’s determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes.  On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of the Second Circuit Court of Appeals’ decision. On April 6, 2007 the Court of Appeals denied the plaintiffs’ petition for rehearing of the Court’s December 5, 2006 ruling but noted that the plaintiffs remained free to ask the District Court to certify

Index

classes different from the ones originally proposed which might meet the standards for class certification that the Court of Appeals articulated in its December 5, 2006 decision.

In light of the Court of Appeals’ December 5, 2006 decision regarding certification of the plaintiffs’ claims, the District Court entered an order on June 25, 2007 terminating the proposed settlement between the plaintiffs and the issuers, including us. Because it is expected that any possible future settlement with the plaintiffs, if such a settlement were ever to be agreed to, would involve the certification of a class action for settlement purposes, the impact of the Court of Appeals’ class certification-related rulings on the possible future settlement of the claims against us cannot now be predicted.

With the termination of the proposed settlement, we intend to continue to defend the litigation vigorously.  The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit.  Moreover, we believe that the underwriters may have an obligation to indemnify us for the legal fees and other costs of defending these suits.  While there can be no assurance as to the ultimate outcome of these proceedings, we currently believe that the final result of these actions will have no material effect on our consolidated financial condition, results of operations, or cash flows.

Linex Technologies Litigation

On June 1, 2007, Linex Technologies, Inc. filed suit against Proxim Wireless Corporation (a wholly owned subsidiary of Terabeam, Inc.) for alleged patent infringement in the United States District Court for the Eastern District of Texas, Marshall Division.  Other named defendants in this lawsuit are Belair Networks, Inc., Cisco Systems, Inc., Firetide, Inc., and Skypilot Networks, Inc.  This lawsuit generally alleges that Proxim’s mesh products infringe two United States patents purportedly owned by Linex.  Linex is seeking damages allegedly caused by the alleged infringement of its two patents.  This matter is at an extremely early stage.  We believe the claims against us are without merit and intend to defend the litigation vigorously.  The litigation process is inherently uncertain, however, and there can be no assurance that the outcome of these claims will be favorable for us.

General

We are subject to potential liability under contractual and other matters and various claims and legal actions which are pending or may be asserted against us or our subsidiaries, including claims arising from the termination of the operations of Ricochet Networks, Inc. in the San Diego metropolitan area and the transfer of the operations of Ricochet Networks, Inc. in the Denver metropolitan area to Civitas Wireless Solutions, LLC.  These matters may arise in the ordinary course and conduct of our business.  While we cannot predict the outcome of such claims and legal actions with certainty, we currently believe that such matters should not result in any liability which would have a material adverse affect on our business.

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

Index

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

Cautionary Statements of General Applicability

In addition to other factors and matters discussed elsewhere in this Form 10-Q, in our other periodic reports and filings made from time to time with the Securities and Exchange Commission, and in our other public statements from time to time (including, without limitation, our press releases), some of the important factors that, in our view, could cause actual results to differ materially from those expressed, anticipated, or implied in the forward-looking statements include, without limitation, the downturn and continuing uncertainty in the telecommunications industry and global economy; the intense competition in the broadband wireless equipment industry and resulting pressures on our pricing, gross margins, and general financial performance; our limited capital resources and uncertain prospects for obtaining additional financing; the possibility that we may raise additional capital on terms that we or our stockholders find onerous; possible better terms of any equity, debt, or convertible securities we may issue in the future than the terms of our common stock; the possibility that we may sell or otherwise dispose of portions of our business and assets for strategic reasons or to raise capital; possible negative reactions from investors, customers, employees, and others to any business or assets dispositions we may effect; difficulties in differentiating our products from competing broadband wireless products and other competing technologies; the impact, availability, pricing, and success of competing technologies and products; possible delays in our customers making buying decisions due to the actual or potential availability of new broadband connectivity technologies; difficulties in developing products that will address a sufficiently broad market to be commercially viable; our developing products for portions of the broadband connectivity and access markets that do not grow; our inability to keep pace with rapid technological changes and industry standards; expected declining prices for our products over time; our inability to offset expected price declines with cost savings or new product introductions; our inability to recover capital and other investments made in developing and introducing new products; lack of or delay in market acceptance and demand for our current and contemplated products; difficulties or delays in developing, manufacturing, and supplying products with the contemplated or desired features, performance, price, cost, and other characteristics; difficulties in estimating costs of developing and supplying products; difficulties in developing, manufacturing, and supplying products in a timely and cost-effective manner; difficulties or delays in developing improved products when expected or desired and with the additional features contemplated or desired; decisions we may make to delay or discontinue efforts to develop and introduce certain new products; negative reactions to any such decisions; costs and accounting impacts from any such decisions; our fluctuating financial results, which may be caused at times by receipt of large orders from customers; our limited ability to predict our future financial performance; our possible desire to make limited or no public predictions as to our expected future financial performance; the expected fluctuation in customer demand and commitments; difficulties in predicting our future financial performance, in part due to our past and possible future acquisition activity; our inability to achieve the contemplated benefits of our July 2005 acquisition of Proxim Corporation’s operations and any other acquisitions we may contemplate or consummate; management distraction due to those acquisitions; the ability of the companies to integrate in a cost-effective, timely manner without material liabilities or loss of desired employees or customers; the risk that the expected synergies and other benefits of the transactions will not be realized at all or to the extent expected; the risk that cost savings from the transactions may not be fully realized or may take longer to realize than

Index

expected; reactions, either positive or negative, of investors, competitors, customers, suppliers, employees, and others to the transactions; the risk that those transactions will, or could, expose us to lawsuits or other liabilities; obligations arising from contractual obligations of Proxim Corporation that we assumed; litigation risks, obligations, and expenses arising from contractual obligations of Proxim Corporation that we assumed; management and other employee distraction due to any litigation arising from contractual obligations of Proxim Corporation that we assumed; adverse impacts of purchase accounting treatment and amortization and impairment of intangible assets acquired in any acquisitions; our general lack of receiving long-term purchase commitments from our customers; cancellation of orders without penalties; the ability of our customers to return to us some or all of the products they had previously purchased from us with the resulting adverse financial consequences; costs, administrative burdens, risks, and obligations arising from terms and conditions that we find onerous but that are imposed upon us by certain customers as a condition of buying products from us; our not selling products to certain customers due to our refusal to accept their terms and conditions of sale that we find onerous; difficulties or delays in obtaining raw materials, subassemblies, or other components for our products at the times, in the quantities, and at the prices we desire or expect, particularly those that are sole source or available from a limited number of suppliers; inability to achieve and maintain profitability; purchases of excess inventory that ultimately may not be used; difficulties or delays in developing alternative sources for limited or sole source components; our having to reconfigure our products due to our inability to receive sufficient quantities of limited or sole source components; adverse impact of stock option and other accounting rules; our reliance on third party distributors and resellers in our indirect sales model; our dependence on a limited number of significant distributors; our inability to obtain larger customers; dependence on continued demand for broadband connectivity and access; difficulties in attracting and retaining qualified personnel; our dependence on key personnel; competition from companies that hire some of our former personnel; lack of key man life insurance on our executives or other employees; lack of a succession plan; inability of our limited internal manufacturing capacity to meet customers’ desires for our products; our substantial reliance on contract manufacturers to obtain raw materials and components for our products and to manufacture, test, and deliver our products; interruptions in our manufacturing operations or the operations of our contract manufacturers or other suppliers; possible adverse impacts on us of the directive on the restriction of the use of certain hazardous substances in electrical and electronic equipment (the RoHS directive), including, without limitation, adverse impacts on our ability to supply our products in the quantities desired and adverse impacts on our costs of supplying products; possible adverse impacts on us of the waste electrical and electronic equipment directive (the WEEE directive), including, without limitation, adverse impacts on our ability to supply our products in the quantities desired and adverse impacts on our costs of supplying products; our failing to maintain adequate levels of inventory; costs and accounting impacts associated with purchasing inventory that is later determined to be excess or obsolete; our failure to effectively manage our growth; difficulties in reducing our operating expenses; adverse impacts of the war in Iraq and the war on terrorism generally; the potential for intellectual property infringement, warranty, product liability, and other claims; risks, obligations, and expenses arising from litigating or settling any such intellectual property infringement, warranty, product liability, and other claims; management and other employee distraction due to any such intellectual property infringement, warranty, product liability, and other claims; risks associated with foreign sales such as collection, currency, and political risk; limited ability to enforce our rights against customers in foreign countries; lack of relationships in foreign countries which may limit our ability to expand our international sales and operations; difficulties in complying with existing governmental regulations and developments or changes in governmental regulation; difficulties or delays in obtaining any necessary Federal Communications Commission and other governmental or regulatory certifications, permits, waivers, or approvals; possible adverse consequences resulting from marketing, selling, or supplying products without any necessary Federal Communications Commission or other governmental or regulatory certifications, permits, waivers, or approvals; changes in governmental regulations which could adversely impact our competitive position; our maintaining tight credit limits which could adversely impact our sales; difficulties in our customers or ultimate end users of our products obtaining sufficient funding; difficulties in collecting our accounts receivable; failure or inability to protect our proprietary technology and other intellectual property; possible decreased ability to protect our proprietary technology and other intellectual property in foreign jurisdictions; ability of third parties to develop similar and perhaps superior technology without violating our intellectual property rights; the costs and distraction of engaging in litigation to protect our intellectual property rights, even if we are ultimately successful; adverse impacts resulting from our settlement of litigation initiated by Symbol Technologies, Inc.; time, costs, political considerations, typical multitude of constituencies, and other factors involved in evaluating, equipping, installing, and operating municipal networks; costs of complying with governmental regulations such as Section 404 and other provisions of the Sarbanes-Oxley Act; the expense of defending and settling and the outcome of pending and any future stockholder litigation; the expense of defending and settling and the outcome of pending and any future

Index

litigation against us; the expected volatility and possible stagnation or decline in our stock price, particularly due to the relatively low number of shares that trade on a daily basis and public filings regarding sales of our stock by one or more of our significant stockholders; future stock sales by our current stockholders, including our current and former directors and management; future actual or potential sales of our stock that we issue upon exercise of stock options or stock warrants; possible dilution of our existing stockholders if we issue stock to acquire other companies or product lines or to raise additional capital; possible better terms of any equity securities we may issue in the future than the terms of our common stock; investment risk resulting in the decrease in value of our investments; and risks, impacts, and effects associated with any acquisitions, investments, or other strategic transactions we may evaluate or in which we may be involved.  Many of these and other risks and uncertainties are described in more detail in our annual report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

Possible Risk Relating to Recent Equity Issuance

In July 2007, we issued 4,300,000 shares of our common stock and warrants to purchase an additional 2,150,000 shares of our common stock in a private placement to institutional and other accredited investors.  We agreed to file a registration statement covering those shares within thirty days after the closing of the private placement.  This registration, or the anticipation of this registration, could cause our stock price to fall or prevent it from increasing.  Also, a substantial amount of this common stock being sold or becoming available (or being perceived to become available) for sale in the public market could cause the market price of our common stock to fall or prevent it from increasing, particularly given the relatively low trading volumes of our stock.  Customers, investors, employees, competitors, and others may react negatively to this stock sale and warrant issuance, the price at which the stock was sold and warrants may be exercised, the dilution resulting from the sale and issuance, and other ramifications of these transactions.  We could be subject to financial penalties to the investors in this transaction if we fail to file the registration statement within the prescribed period and also if we are unable to cause the registration statement to become effective within the prescribed period.

Specific Cautionary Statements relating to Ricochet Actions

In August 2007, Ricochet Networks, Inc., a subsidiary of Terabeam, Inc., that it had discontinued operation of the Ricochet® network in the San Diego metropolitan area and sold the operations of the Ricochet network in the Denver metropolitan area.  There can be no assurance whatsoever that we will realize the expected benefits of these actions at all or to the extent anticipated.  Other risks associated with these actions include the risk that cost savings from these actions may not be fully realized or may take longer to realize than expected; the possibilities that these actions could result in increased liabilities and other adverse consequences; reactions, positive or negative, of customers, investors, employees, contract counterparties, competitors, and others to these actions; the uncertain impact of these actions on the trading market, volume, and price of Terabeam’s stock; the time and costs of discontinuing the operations of the Ricochet network in the San Diego metropolitan area; legal, financial statement, and accounting ramifications resulting from these actions; and management and board interest in and distraction due to these actions.

Intellectual Property Litigation

On June 1, 2007, Linex Technologies, Inc. filed suit against Proxim Wireless Corporation (a wholly owned subsidiary of Terabeam, Inc.) for alleged patent infringement in the United States District Court for the Eastern District of Texas, Marshall Division.  Other named defendants in this lawsuit are Belair Networks, Inc., Cisco Systems, Inc., Firetide, Inc., and Skypilot Networks, Inc.  This lawsuit generally alleges that Proxim’s mesh products infringe two United States patents purportedly owned by Linex.  Linex is seeking damages allegedly caused by the alleged infringement of its two patents.  This matter is at an extremely early stage.  We believe the claims against us are without merit and intend to defend the litigation vigorously.  The litigation process is inherently uncertain, however, and there can be no assurance that the outcome of these claims will be favorable for us.  Even if we are completely successful in defending the claims asserted against us in this lawsuit, we expect we will incur significant defense costs and that management, technical, and other personnel will be distracted and diverted by this lawsuit.

Index

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

Item 4.                      Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders on May 23, 2007.  At that meeting, each of the following individuals was elected as a director of Terabeam (these individuals were all the directors of Terabeam after the meeting) by the following votes:

Name of Individual	Votes For	Votes Withheld
Daniel A. Saginario	18,093,382	277,315
Robert E. Fitzgerald	18,128,341	242,356
John W. Gerdelman	18,096,382	274,315
Alan B. Howe	18,120,567	250,130
Pankaj Manglik	18,206,682	164,015
Robert A. Wiedemer	18,174,382	196,315

There were no other matters voted on by stockholders at the annual meeting.

Item 6.                      Exhibits.

See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Terabeam, Inc.

Date: August 14, 2007	By:	/s/ Brian J. Sereda
Brian J. Sereda,
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amendment 1 to By-laws of Terabeam, Inc. (2)

10.1	Assignment Agreement dated as of April 24, 2007 between Terabeam, Inc. and SPH America, LLC (1)

10.2	Assignment Agreement dated as of April 24, 2007 among Terabeam, Inc., Proxim Wireless Corporation, and SPH America, LLC (1)

10.3	Purchase Agreement dated as of July 19, 2007 among Terabeam, Inc. and each investor named therein (3)

10.4	Registration Rights Agreement dated as of July 23, 2007 among Terabeam, Inc. and each investor named therein (3)

10.5	Form of warrant issued July 23, 2007 (3)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350 of Chapter 63 of Title 18 of the United States Code).

99.1	Asset Purchase Agreement dated as of July 31, 2007 between Ricochet Networks, Inc. and Civitas Wireless Solutions, LLC and joined in by Judi A. Evans (4)

99.2	Intellectual Property Transfer and License Agreement dated as of July 31, 2007 between Terabeam, Inc. and Civitas Wireless Solutions, LLC (4)

99.3	License Agreement dated as of July 31, 2007 between Terabeam, Inc. and Civitas Wireless Solutions, LLC (4)

______________
All non-marked exhibits are filed herewith.

(1)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on April 30, 2007.
(2)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on May 29, 2007.
(3)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on July 24, 2007.
(4)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on August 6, 2007.