Form 10-Q
period 2007-09-30
PROXIM WIRELESS CORP
filed 2007-11-14
CIK 712511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________TO____________

Commission File Number 000-29053

PROXIM WIRELESS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-2751645 (I.R.S. Employer Identification No.)

2115 O’NEL DRIVE
SAN JOSE, CA  95131
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

As of November 12, 2007, there were 23,519,069 shares of the registrant’s common stock outstanding.  In calculating this number, the registrant has treated the 2,335,300 shares the registrant agreed to repurchase in early November 2007 as treasury shares rather than outstanding.

PROXIM WIRLESS CORPORATION

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

Item 1.  Financial Statements.

PROXIM WIRELESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2007	2006
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$11,528	$10,290
Investment securities – available-for-sale	-	168
Accounts receivable, net	8,123	5,539
Inventory	8,786	10,142
Prepaid expenses	1,575	1,246

Total current assets	30,012	27,385

Property and equipment, net	2,557	2,660
Other Assets:
Restricted cash	76	76
Goodwill	7,922	7,922
Intangible assets, net	9,762	11,545
Deposits and prepaid expenses	256	287

Total other assets	18,016	19,830

Total assets	$50,585	$49,875

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$12,455	$13,887
Deferred revenue	1,920	2,198
License agreement payable - current maturities	1,002	868

Total current liabilities	15,377	16,953

License agreement payable, net of current maturities	1,307	2,088

Total liabilities	16,684	19,041

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 4,500,000, none issued at September 30, 2007 and December 31, 2006	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized, 25,854,369 issued and outstanding at September 30, 2007, and 21,552,572 issued and outstanding at December 31, 2006	258	216
Additional paid-in capital	66,989	57,976
Retained earnings (accumulated deficit)	(33,346)	(27,285)
Accumulated other comprehensive income:
Net unrealized gain (loss) on available-for-sale securities	-	(73)

Total stockholders’ equity	33,901	30,834

Total liabilities and stockholders’ equity	$50,585	$49,875

See accompanying notes

PROXIM WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$16,902	$17,321	$51,693	$55,006

Cost of goods sold	8,616	9,317	27,524	31,079

Restructuring provision for E&O inventory	-	1,502	-	1,502

Gross profit	8,286	6,502	24,169	22,425

Operating expenses:
Selling costs	5,385	5,041	15,134	13,156
Restructuring Charges		8,874	91	8,990
General and administrative	2,964	2,981	8,855	9,358
Research and development	1,602	2,729	6,954	11,190

Total operating expenses	9,951	19,625	31,034	42,694

Operating loss	(1,665)	(13,123)	(6,865)	(20,269)

Other income (expenses):
Interest income	89	102	161	303
Interest expense	(29)	(50)	(98)	(150)
Other income (loss)	4	10	2,604	157
Gain (loss) on sale of assets	-	-	23	155

Total other income (expenses)	64	62	2,690	465

Income (loss) before income taxes	(1,601)	(13,061)	(4,175)	(19,804)
Benefit (provision) for income taxes	57	17	125	(42)

Net income (loss) from continuing operation	$(1,658)	$(13,078)	$(4,300)	$(19,846)

Income (loss) from discontinued operations	$(1,078)	$(585)	$(1,760)	$(1,286)

Net Income (loss)	$(2,736)	$(13,663)	$(6,060)	$(21,132)

Weighted average number of shares - basic and diluted used in computing net earnings (loss) per share	25,241	21,541	22,703	21,515

Basic net earnings (loss) per share:

Continuing operations	$(0.07)	$(0.60)	$(0.19)	$(0.92)

Discontinued operations	$(0.04)	$(0.03)	$(0.08)	$(0.06)

Total	$(0.11)	$(0.63)	$(0.27)	$(0.98)

See accompanying notes

PROXIM WIRELESS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total
Balances, January 1, 2007	21,552,572	$216	$57,976	$(27,286)	$(73)	$30,833
Exercise of stock options and warrants	1,797	-	3	-	-	3
Employee stock option amortization	-	-	1,585	-	-	1,585
Common stock and warrants issued	4,300,000	42	7,425	-	-	7,467
Comprehensive income:
Net income (loss)	-	-	-	(6,060)	-	(6,060)
Unrealized gain (loss) on investments	-	-	-	-	73	73
Total comprehensive income (loss)	-	-	-	(6,060)	73	(5,987)

Balances, September 30, 2007	25,854,369	$258	$66,989	$(33,346)	$-	$33,901

See accompanying notes

PROXIM WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss) from continuing operations	$(4,300)	$(19,846)
Net Income (loss) from discontinued operations	(1,760)	(1,286)
Depreciation and amortization	2,824	4,136
Gain on sale of available for sale securities	(99)	-
Bad debt allowance (recovery)	174	(179)
Employee stock option amortization	1,585	1,004
Inventory allowance	(166)	107
Loss related to disposition of Ricochet assets	675	-
Restructuring Charge for impairment of intangible assets	-	8,874
Restructuring Provision for excess and obsolete inventory	-	1,502
Changes in assets and liabilities affecting operations:
Accounts receivable, net	(2,758)	3,298
Inventory	2,230	(1,722)
Deposits	-	104
Prepaid expenses	(412)	(393)
Accounts payable and accrued expenses	(2,630)	(1,686)
License agreement payable	(647)	(770)
Deferred revenue	(278)	435

Net cash provided by (used in) operating activities	(5,562)	(6,422)

Cash flows from investing activities:
Release of restricted cash	-	5,000
Sale of available for sale securities	340	-
Purchase of property and equipment	(558)	(379)
Investment in capitalized software	(652)	-
Proceeds from sale of Ricochet	200	-

Net cash provided by (used in) investing activities	(670)	4,621

Cash flows from financing activities:
Exercise of stock options	3	55
Sale of common stock	7,467	-

Net cash provided by (used in) financing activities	7,470	55

Net increase (decrease) in cash and cash equivalents	1,238	(1,746)

Cash and cash equivalents, beginning of period	10,290	14,133

Cash and cash equivalents, end of period	$11,528	$12,387

Supplemental disclosure of cash flow information:

Cash paid for interest	$98	$79

Income taxes paid	$208	$42

See accompanying notes

PROXIM WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Basis of Presentation

The consolidated financial statements of Proxim Wireless Corporation (the “Company” or “Proxim Wireless”) for the three month and nine month periods ended  September 30, 2007 and 2006 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods then ended.  All such adjustments are of a normal recurring nature except for the reporting of discontinued operations related to Ricochet Networks, Inc. (see Note 12).  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

The Company provides high-speed wireless communications equipment in the United States and internationally.  Its systems enable service providers, enterprises, and governmental organizations to deliver high-speed data connectivity enabling a broad range of applications.  The Company provides wireless solutions for the mobile enterprise, security and surveillance, last mile access, voice and data backhaul, and municipal networks.  The Company believes its fixed wireless systems address the growing need of our customers and end-users to rapidly and cost effectively deploy high-speed communication networks.

The Company changed its corporate name to “Proxim Wireless Corporation” from “Terabeam, Inc.” effective September 10, 2007.  Effective that same date, the Company’s stock ticker symbol was changed to “PRXM” from “TRBM.”

Proxim Wireless operates in the broadband wireless equipment market place.  Proxim Wireless is a designer, manufacturer, and seller of wireless telecommunications equipment (“Equipment”) which generated the substantial majority of the Company’s revenues and expenses during the first nine months of 2007.

Prior to the third quarter of 2007, Proxim Wireless and its subsidiaries also operated in the services business.  This services business (“Services”) was acquired with the acquisition of Ricochet Networks, Inc. during the second quarter of 2004 and was conducted through that Ricochet Networks subsidiary.  The Company announced the sale on July 31, 2007 of the Ricochet wireless network and operations for greater Denver metropolitan area to Civitas Wireless Solutions, LLC (“Civitas”). In addition, we announced that Ricochet Networks, Inc. ceased operations of the San Diego network and is no longer in the business of providing wireless internet services.  There are no significant inter-company transactions which affect the revenue or expenses of either segment.  As a result, the Services business was classified as discontinued operations effective in the third quarter of 2007, and the financial results of the Services business has been excluded from the historical financial results of the Company’s continuing business beginning in the third quarter of 2007.

Summarized information for the business segments as of September 30, 2007 and 2006 and for the quarters then ended is as follows (in thousands):

Three Months Ended September 30:

	2007			2006
	Equipment	Services	Total	Equipment	Services	Total
Assets	$50,271	$314	$50,585	$50,659	$2,002	$52,661
Revenue	$16,902	$286	$17,188	$17,322	$554	$17,876
Operating income (loss)	$(1,658)	$(1,078)	$(2,736)	$(13,123)	$(585)	$(13,708)

Nine Months Ended September 30:

	2007			2006
	Equipment	Services	Total	Equipment	Services	Total
Assets	$50,271	$314	$50,585	$50,659	$2,002	$52,661
Revenue	$51,693	$2,166	$53,859	$55,006	$2,156	$57,162
Operating income (loss)	$(4,300)	$(1,760)	$(6,060)	$(20,269)	$(1,525)	$(21,794)

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

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. Stock-based compensation for 2006 and 2007 includes compensation expense, recognized over the applicable vesting periods, for new share-based awards and for share-based awards granted prior to, but not yet vested, as of December 31, 2005 (modified prospective application). Stock-based compensation for the three-month periods ended September 30, 2007 and September 30, 2006 totaled approximately $488,000 and $435,000, respectively.  Stock-based compensation for the nine-month periods ended September 30, 2007 and September 30, 2006 totaled approximately $1,585,000 and $1,004,000, respectively.

For the quarter and nine months ended September 30, 2007, the operating loss from continuing operations was $488,000 and $1,585,000 higher, respectively, and the basic and diluted loss per share were $.02 and $.07, respectively, higher due to the adoption of SFAS 123R.  Net cash used in operating activities and net cash provided by financing activities were not changed by the adoption of SFAS 123R.

The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions for 2007 and 2006:  risk-free interest rate of 4.26% - 4.81% and 4.51% - 5.02%, expected life of four years and four years, volatility, calculated using historical volatility, of 157% - 240% and 260% - 284% and dividend rate of zero percent, respectively.  Using these assumptions, the weighted average fair value of the stock options granted in the quarter and nine months ended September 30, 2007 was $1.51, and the weighted average fair value of the stock options granted in the same time periods in 2006 was $1.87 and 2.55, respectively. The fair value of the stock options granted will be amortized as compensation expense over the vesting period of the options.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS No. 123R.

No tax effects are recognized currently for the granting of share-based compensation arrangements as the Company currently cannot estimate the realizability of related tax benefits as the Company is in a net operating tax loss position with tax NOL as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC.

3.	Comprehensive Loss

The Company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.”  During the nine months ended September 30, 2007 and 2006, the Company had comprehensive losses from continuing operations of $4.2 million and $20.0 million, respectively, including approximately $0 and $95,000, respectively, of unrealized (losses) gains on available-for-sale investments, net of income taxes of $0 and $0, respectively.

4.	Inventory

Inventory consisted of the following at the indicated dates (in thousands):

	September 30,	December 31,
	2007	2006
	(unaudited)
Raw materials	$6,674	$8,247
Work in process	701	480
Finished goods	7,398	11,068
	14,773	19,795
Allowance for excess and obsolescence	(5,987)	(9,653)
Net Inventory	$8,786	$10,142

5.	Goodwill

Goodwill consisted of the following (in thousands):

	September 30,	December 31,
Acquisition	2007	2006
KarlNet	$2,491	$2,491
Terabeam	3,322	3,322
Old Proxim	2,109	2,109
Goodwill	$7,922	$7,922

Goodwill is tested for impairment at least annually at the reporting unit level, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

6.	Intangibles

Schedule of Non-Amortizable Assets

	September 30,	December 31,
	2007	2006
	(in thousands)
Trade names – indefinite useful life	$1,000	$1,150
	$1,000	$1,150

Schedule of Amortizable Assets

	September 30,	December 31,
	2007	2006
	(in thousands)
Patents, customer relationships and other technologies with identifiable useful lives	$14,521	$14,521
Less: accumulated amortization	(5,759)	(4,126)
Amortizable intangible assets, net	$8,762	$10,395

Amortization is computed using the straight-line method over the estimated useful life, based on the Company’s assessment of technological obsolescence of the respective assets.  Amortization expense for the three months and nine months ended September 30, 2007 totaled approximately $0.5 million and $1.6 million, respectively.  The weighted average estimated useful life is 5 years.  There is no estimated residual value.

7.	Restructuring Charges

The Company accounts for restructuring charges under the provisions of Statement of Financial Accounting Standards No. 146 (“FAS 146”), Accounting for Costs Associated with Exit or Disposal Activities.

During the nine months ended September 30, 2007, the Company recorded restructuring charges of approximately $91,000.  These charges consisted of one-time termination benefits related to a reduction in force at its San Jose, California headquarters implemented in an effort to streamline operations.

8.           Earnings per share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Numerator

Net income (loss) from continuing operations	$(1,658)	$(13,078)	$(4,300)	$(19,846)

Net income (loss) from discontinued operations	(1,078)	(585)	(1,760)	(1,286)

Net Income (loss)	$(2,736)	$(13,663)	$(6,060)	$(21,132)

Denominator- weighted average shares:

Denominator for basic earnings per share for continuing and discontinued operations	25,241	21,541	22,703	21,515

Denominator for diluted earnings per share	25,241	21,541	22,703	21,515

Basic & diluted earnings (loss) per share from continuing operations	$(0.07)	$(0.60)	$(0.19)	$(0.92)

Basic & diluted earnings (loss) per share continuing from continuing operations	$(0.04)	$(0.03)	$(0.08)	$(0.06)

Basic & diluted earnings (loss) per share	$(0.11)	$(0.63)	$(0.27)	$(0.98)

At September 30, 2007 and 2006, stock options and warrants to purchase shares of common stock were outstanding but not included in the computation of diluted earnings for the three and nine month periods ended September 30, 2007 and 2006 because there was a net loss for each of the applicable periods, and the effect would have been anti-dilutive.

9.	Concentrations

During nine months ended September 30, 2007, there were two customers who accounted for approximately 26% and 19%, respectively, of consolidated sales, and in the corresponding nine months of 2006 these same customers accounted for 15%, and 11%, respectively, of consolidated sales.

The Company maintains the majority of its cash, cash equivalent, and restricted cash balances at two major US banks.  The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per bank.  At September 30, 2007 and 2006, the uninsured portion totaled approximately $12.2 million and $13.5 million, respectively.

10.	Patent License Agreement – License Agreement Payable

In February 2006, the Company entered into a settlement agreement with Symbol Technologies, Inc. and its subsidiaries (“Symbol”) resolving all outstanding litigation between the companies.

The Company recorded an intangible asset related to the license at December 31, 2005 based on the present value of the scheduled payments, and will amortize the intangible asset over the useful life of the patents through 2014.  The amortization expense recorded for the three and nine months ended September 30, 2007 totaled approximately $105,000, and $ 314,000, respectively.  The Company also recorded a license payable equal to the present value of the scheduled payments.  License agreements payable consisted (in thousands):

	September 30, 2007	December 31, 2006
License Agreement Payable	$2,309	$2,956
Current portion	(1,002)	(868)
Long term portion	$1,307	$2,088

11.           Allowance for Product Warranty Costs

Warranty costs were significantly reduced for the nine months ended September 30, 2007 versus the comparable period ended September 30, 2006. This reduction was due to an analysis performed by the Company of allowance for product warranty costs utilizing updated information of actual warranty costs and changes that have been made to the Company’s warranty policy. The company booked a change in the estimate of allowance for product warranty costs as an adjustment to cost of goods sold during the quarter ended March 31, 2007.

	September 30, 2007	December 31, 2006
Balance at January 1, 2007	$1,102	$1,366
Settlements	(141)	(839)
Other Provision Adjustments	(362)	575
Balance at September 30, 2007	$599	$1,102

12.	Discontinued Operations

The Company’s Services business was discontinued in the third quarter of 2007.  That business was acquired with the acquisition of Ricochet Networks, Inc. during the second quarter of 2004 and was conducted through that Ricochet Networks subsidiary.  The Company announced the sale on July 31, 2007 of the Ricochet wireless network and operations for greater Denver metropolitan area to Civitas Wireless Solutions, LLC (“Civitas”). RNI received (a) the assumption by Civitas generally of obligations relating to the operation of the Ricochet® wireless network in the Denver, Colorado metropolitan area, (b) a cash payment of $200,000, (c) 15% equity ownership in Civitas, and (d) potential future payments contingent on certain future potential business of Civitas.  Ricochet Networks generally retained the obligations relating to the operation of the Ricochet network in the San Diego, California metropolitan area, the operation of which Ricochet Networks discontinued on July 31, 2007.  In addition, substantially all of Ricochet Networks’  employees were terminated effective July 31, 2007 and subsequently re-hired by Civitas.

As a result, Ricochet Networks is no longer in the business of providing wireless internet services.  The sale of the Denver metropolitan business to Civitas, as well as reserve for closure of the San Diego network, was recorded during the third quarter of 2007, and amounted to a loss of $1.1 million for the quarter, and a loss of $1.8 million for the first nine months of 2007. Accordingly, the Services business segment is being accounted for as a discontinued operation and the results of the operations of the Services segment have been removed from the Company’s financial statements for its continuing operations for all periods and is being presented as a separate line item in the consolidated statement of operations for discontinued operations.

(in thousands)	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Revenue from discontinued operations	$286	$2,166
Loss on disposal of assets	(675)	(675)
Loss from discontinued operations	(403)	(1,085)
Net loss from discontinued operations	$(1,078)	$(1,760)

13.           Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective beginning Q1 2007.The Company has performed a preliminary analysis under FIN 48 and believes that any unrecognized benefits or potential interest and penalties are not material to the financial statements. The Company files income tax returns in the U.S. federal jurisdictions and in various state jurisdictions. Generally, the Company is no longer subject to income tax examinations by tax authorities in these jurisdictions for years before 2003.

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

14.	Commitments and Contingencies

IPO Litigation

During the period from June 12 to September 13, 2001, four purported securities class action lawsuits were filed against Telaxis Communications Corporation, a predecessor company to Proxim Wireless Corporation, in the U.S. District Court for the Southern District of New York: Katz v. Telaxis Communications Corporation et al., Kucera v. Telaxis Communications Corporation et al., Paquette v. Telaxis Communications Corporation et al., and Inglis v. Telaxis Communications Corporation et al.  The lawsuits also named one or more of the underwriters in the Telaxis initial public offering and certain of its officers and directors.  On April 19, 2002, the plaintiffs filed a single consolidated amended complaint which supersedes the individual complaints originally filed.  The amended complaint alleges, among other things, violations of the registration and antifraud provisions of the federal securities laws due to alleged statements in and omissions from the Telaxis initial public offering registration statement concerning the underwriters’ alleged activities in connection with the underwriting of Telaxis’ shares to the public.  The amended complaint seeks, among other things, unspecified damages and costs associated with the litigation.  These lawsuits have been assigned along with, we understand, approximately 1,000 other lawsuits making substantially similar allegations against approximately 300 other publicly-traded companies and their public offering underwriters to a single federal judge in the U.S. District Court for the Southern District of New York for consolidated pre-trial purposes.  We believe the claims against us are without merit and have defended the litigation vigorously.  The litigation process is inherently uncertain, however, and there can be no assurance that the outcome of these claims will be favorable for us.

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

On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a decision in In re Initial Public Offering Securities Litigation that six purported class action lawsuits containing allegations substantially similar to those asserted against us may not be certified as class actions due, in part, to the Appeals Court’s determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes.  On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of the Second Circuit Court of Appeals’ decision. On April 6, 2007 the Court of Appeals denied the plaintiffs’ petition for rehearing of the Court’s December 5, 2006 ruling but noted that the plaintiffs remained free to ask the District Court to certify classes different from the ones originally proposed which might meet the standards for class certification that the Court of Appeals articulated in its December 5, 2006 decision.  The plaintiffs have since moved for certification of different classes in the District Court, and that motion remains pending.

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

Linex Technologies, Inc. Litigation

On June 1, 2007, Linex Technologies, Inc. filed suit against Proxim Wireless Corporation for alleged patent infringement in the United States District Court for the Eastern District of Texas, Marshall Division.  Other named defendants in this lawsuit are Belair Networks, Inc., Cisco Systems, Inc., Firetide, Inc., and Skypilot Networks, Inc.  This lawsuit generally alleges that Proxim’s mesh products infringe two United States patents purportedly owned by Linex.  Linex is seeking damages allegedly caused by the alleged infringement of its two patents.  This matter is at an extremely early stage.  We believe the claims against us are without merit and intend to defend the litigation vigorously.  The litigation process is inherently uncertain, however, and there can be no assurance that the outcome of these claims will be favorable for us.

KarlNet

On May 13, 2004, Proxim Wireless Corporation acquired KarlNet.  The definitive acquisition agreement contained provisions that provided for certain contingent consideration after the initial acquisition date.  Proxim Wireless Corporation may pay up to an additional $2.5 million over the two years following closing based on achievement of certain milestones and compliance with other conditions.  Although the Company has received a letter from sellers demanding payment of the first $1.0 million contingent payment, it is the Company’s position that, as of September 30, 2007, no events have occurred that have triggered the obligation to pay any of the contingent consideration.

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

15.	Subsequent Events

On July 24, 2007, Proxim announced a private placement involving the issuance of 4.3 million shares of common stock at $1.75 per share and warrants to purchase an additional 2.15 million shares of common stock at an exercise price of $2.45 per share.

Subsequent to September 30, 2007, Proxim rescaled this private placement by agreeing to repurchase an aggregate of 2,335,300 shares of its common stock at a price of $1.70 per share from certain participants in the private placement. As part of this transaction, those selling participants will also surrender to Proxim for cancellation warrants to purchase an aggregate of 1,225,000 shares of common stock of Proxim.  These repurchases and cancellations are expected to be completed by November 16, 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We provide high-speed wireless communications equipment in the United States and internationally.  Our systems enable service providers, enterprises, and municipal and other governmental organizations to deliver high-speed data connectivity enabling a broad range of voice and data applications.  These applications include security, surveillance, mobile communications, and backhaul.  We provide wireless solutions for the mobile enterprise, security and surveillance, last mile access, voice and data backhaul, and municipal networks.  We believe our fixed wireless systems address the growing need of our customers and end-users to rapidly and cost effectively deploy high-speed broadband communication networks.

We changed our corporate name to “Proxim Wireless Corporation” from “Terabeam, Inc.” effective September 10, 2007.  This name change was effected by means of merging Proxim Wireless Corporation, which was a wholly owned subsidiary of Terabeam, Inc., with and into Terabeam, Inc. with Terabeam, Inc. being the surviving company but with a corporate name of “Proxim Wireless Corporation.”  Effective that same date, our stock ticker symbol was changed to “PRXM” from “TRBM.”

Proxim Wireless operates in the broadband wireless equipment market place.  Proxim Wireless is a designer, manufacturer, and seller of wireless telecommunications equipment (“Equipment”) which generated the substantial majority of the Company’s revenues and expenses during the first nine months of 2007.

Prior to the third quarter of 2007, Proxim Wireless and its subsidiaries also operated in the services business.  This services business (“Services”) was acquired with the acquisition of Ricochet Networks, Inc. during the second quarter of 2004 and was conducted through that Ricochet Networks subsidiary.  The Company announced the sale on July 31, 2007 of the Ricochet wireless network and operations for greater Denver metropolitan area to Civitas Wireless Solutions, LLC (“Civitas”). In addition, we announced that Ricochet Networks, Inc. ceased operations of the San Diego network and is no longer in the business of providing wireless internet services.  As a result, the Services business was classified as discontinued operations effective in the third quarter of 2007, and the financial results of the Services business has been excluded from the historical financial results of the Company’s continuing business beginning in the third quarter of 2007.

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

For our services business, prior to discontinuing the service operations on July 31, 2007, we recognize revenue when the customer pays for and then has access to our network for the current fiscal period.  Any funds the customer pays for future fiscal periods are treated as deferred revenue and recognized in the future fiscal periods for which the customer has access to our network.

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

Results of Operations

For the three months ended September 30, 2007 and 2006

The following table provides statement of operations data as a percentage of sales for the periods presented.

	Three Months Ended September 30,
	2007	2006
Sales	100%	100%

Cost of goods sold	51	62

Gross profit	49	38

Operating expenses
Selling costs	32	29
Restructuring charges	-	51
General and administrative	18	18
Research and development	9	16

Total operating expenses	59	114

Operating (loss) income	(10)	(76)
Other income (expenses)	-	-
Income taxes	-	-

Net loss from continuing operations	(10)%	(76)%

Net loss from discontinued operations	(6)%	(3)%

Net loss	(16)%	(79)%

Sales

Sales for continuing operations for the three months ended September 30, 2007 were $16.9 million as compared to $17.3 million for the same period in 2006 for a decrease of $0.4 million or 2%.  Revenues from our broadband wireless access business continue to grow as a percentage of revenue when compared to the comparable quarter in 2006.

For the quarters ending September 30, 2007 and 2006, international sales, excluding Canada, approximated 50% and 45%, respectively, of total sales.

Cost of goods sold and gross profit

Cost of goods sold and gross profit for the three months ended September 30, 2007 were $8.6 million and $8.3 million, respectively.  For the same period in 2006, costs of goods sold and gross profit were $10.8 million and $6.5 million, respectively.  This includes a special charge of $1.5 million taken in the third quarter of 2006 for excess and obsolete inventories.  Gross profit margin, as a percentage of sales, for the three months ended September 30, 2007 and 2006 was 49% and 46% (excluding the effects of the $1.5 million charge taken in the third quarter of 2006 for excess and obsolete inventories), respectively,.  The increase in gross margin percentage was primarily due to the product mix in the current quarter compared to the third quarter of the prior year and various initiatives to streamline operations and reduce manufacturing overhead.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee salaries and associated costs for selling, marketing, customer and technical support as well as field support.  Sales and marketing expenses for the three months ended September 30, 2007 were $5.4 million, an increase of $0.3 million over $5.0 million for the same period in 2006.  In order to drive various sales initiatives in our multi-tier distribution model, we have increased our selling and marketing expenses by adding additional headcount in the areas of sales management, technical and inside sales personnel, and related marketing expenses due to increased trade show presence.  A key focus of the additional sales and marketing efforts has been to expand our presence in the municipal security and surveillance, mobile communications, last mile access, voice and backhaul market applications.  We continue to monitor the effectiveness of our selling and marketing expenses as a percentage of our overall operating expense.

Restructuring Charges

During the quarter ended September 30, 2007 there were no restructuring charges recorded. During the corresponding quarter of 2006, we recorded $8.9 million for impairment of certain intangible assets and $1.5 million for excess and obsolete inventory totaling $10.4 million.

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries, benefits and associated costs for information systems, finance, legal, amortization of intangible assets, and administration, insurance, and auditing of a public company.  General and administrative expenses of continuing operations were $3.0 million for both the three months ended September 30, 2007 and for the three months ended September 30, 2006.

Research and Development Expenses

Research and development expenses consist primarily of personnel salaries and fringe benefits and related costs associated with our product development efforts.  These include costs for development of software and components, test equipment and related facilities.  Research and development expenses decreased to $1.6 million for the three months ended September 30, 2007 from $2.7 million for the three months ended September 30, 2006, an approximate decrease of $1.1 million or 41%.  The decrease in research and development expenses was primarily due to reduction in headcount costs as significant R&D activities were transitioned from San Jose, California to Hyderabad, India combined with a $0.1 million reduction in expense related to software capitalization.

Discontinued Operations

During the third quarter 2007, Ricochet Networks, Inc. sold the Ricochet® network operations for the Denver, Colorado metropolitan market to Civitas Wireless Solutions, LLC and ceased operations of the San Diego network.  The net loss from discontinued operations in the third quarter of fiscal 2007 was $1.1 million.  This compares to a net loss generated by discontinued operations of $0.6 million in the comparable quarter of 2006.  The increase was primarily attributable to the one-time asset write-down for the sale of Denver network to Civitas and a restructuring reserve for closure of San Diego network recorded in the third quarter of 2007.

For the nine months ended September 30, 2007 and 2006.

	Nine Months Ended September 30,
	2007	2006
Sales	100%	100%

Cost of goods sold	53	59

Gross profit	47	41

Operating expenses
Selling costs	29	25
Restructuring charges	-	16
General and administrative	17	17
Research and development	13	20

Total operating expenses	59	78

Operating (loss) income	(12)	(37)
Other income (expenses)	-	1
Income taxes	-	-

Net loss from continuing operations	(8)%	(36)%

Net loss from discontinued operations	(4)%	(2)%

Net loss	(12)%	(38)%

Sales

Sales for the nine months ended September 30, 2007 were $51.7 million as compared to $55.0 million for the same period in 2006 for a decrease of $3.3 million or 6%.  This decrease was primarily due to a reduction in demand for mature products such as wireless LAN equipment and shipments of significant quantities of our wireless LAN equipment to a single customer in 2006 that were not repeated in 2007. This was partially offset by growth in sales of our broadband wireless access products which continues to grow as a percentage of revenue when compared to the comparable period in 2006.

In the first nine months of 2007, our service business made up less than 5% of our total consolidated revenue.   Effective July 31, 2007, Ricochet Networks, Inc. sold the Denver metropolitan service business to Civitas Wireless Solutions, LLC, and Ricochet Networks also announced its plan to discontinue wireless network service to the San Diego metropolitan area.

For the nine months ending September 30, 2007 and 2006, international sales, excluding Canada, approximated 50% and 51%, respectively, of total sales.

Cost of goods sold and gross profit

Cost of goods sold and gross profit for the nine months ended September 30, 2007 were $27.5 million and $24.2 million, respectively.  For the same period in 2006 (which included a special charge of $1.5 million for excess and obsolete inventories), costs of goods sold and gross profit were $32.6 million and $22.4 million, respectively.  Gross profit margin, as a percentage of sales, for the nine months ended September 30, 2007 and 2006 was 47% and 41% (including the special charge), respectively.  The increase in gross margin percentage for the nine months ended September 30, 2007 was primarily due to the shift in product mix to higher margin broadband wireless access products compared to the first nine months of the prior year.  In addition, we have reduced our warranty reserve rates which resulted in a one-time reduction of warranty reserves in the first quarter of fiscal 2007 and completed various other cost reduction initiatives to reduce manufacturing and operational overhead.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee salaries and associated costs for selling, marketing, customer and technical support as well as field support.  Sales and marketing expenses for the nine months ended September 30, 2007 were $15.1 million, an increase of $2.0 million, or 15% over the $13.2 million for the same period in 2006.  This increase was due primarily to increased domestic sales headcount to focus on vertical markets such as municipal and large enterprise customers combined with higher marketing expenses related to increased tradeshow participation compared to the same period in fiscal 2006.  In addition, we also have experienced a significant increase in the cost of selling products internationally due to the deterioration of the US dollar, our functional currency, versus the euro and other international currencies in countries where we maintain a sales presence.

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries, benefits and associated costs for information systems, finance, legal, amortization of intangible assets, and administration, insurance, and auditing of a public company.  General and administrative expenses were $8.9 million for the nine months ended September 30, 2007 compared to $9.4 million for the nine months ended September 30, 2006 resulting in a decrease of about 10% or over $0.9 million from the prior year’s reporting period.  The decrease is principally a result of decreased headcount and lower legal and outside services expense versus the comparable 9 months ended September 30, 2006. General and administrative expenses as a percentage of sales during the first nine months of 2007 were 17% which was comparable to the first nine months of 2006.

Research and Development Expenses

Research and development expenses consist primarily of personnel salaries and fringe benefits and related costs associated with our product development efforts.  These include costs for development of products and components, test equipment and related facilities.  Research and development expenses decreased to $7.0 million for the nine months ended September 30, 2007 from $11.2 million for the nine months ended September 30, 2006, an approximate decrease of $4.2 million or 38%.  The decrease in research and development expenses was due to reduction in headcount at our San Jose, California location and certain other engineering functions that were transitioned to our facility in Hyderabad, India. This was combined with a $0.7 million reduction in expense for the first nine months of 2007 related to software capitalization for projects related to future anticipated product releases.  We did not capitalize any software development expense in the corresponding period of 2006.

Other income (expenses)

Other income and expenses totaled approximately $2.7 million in the first nine months of 2007 compared to $465,000 for the corresponding nine months of 2006.   The majority of this increase of approximately $2.2 million in the first 9 months was the sale of intellectual property in the form of two patents to a third party for $2.5 million completed in the second quarter of 2007.

Discontinued Operations

During the third quarter 2007, Ricochet Networks, Inc. sold the Ricochet® network operations for the Denver, Colorado metropolitan market to Civitas Wireless Solutions, LLC and ceased operations of the San Diego network.  The net loss from discontinued operations was $1.8 million for the first nine months of 2007 versus $1.3 million for the comparable period in 2006.  The increase was primarily attributable to the one-time asset write-down for the sale of Denver network to Civitas and a restructuring reserve for closure of San Diego network recorded in the third quarter of 2007.

Liquidity and Capital Resources

At September 30, 2007, we had cash, cash equivalents, and investments available-for-sale of $11.5 million. This excludes restricted cash of $0.1 million.  For the nine months ended September 30, 2007, cash used by operations was approximately $5.6 million.  We currently are meeting our working capital needs through cash on hand as well as internally generated cash from operations and other activities.

For the nine months ended September 30, 2007, cash used in investing activities was approximately $0.7 million which was principally related to the purchase of property plant and equipment and investment of capitalized software.

During the quarter ended September 30, 2007 we realized net cash proceeds from a private placement of approximately $7.5 million, which is included in results for the quarter ended September 30, 2007 as cash received from financing activities.  The private placement involved the issuance of 4.3 million shares of our common stock at $1.75 per share and accompanying warrants to purchase 2.15 million shares of our common stock at $2.45 per share.

Subsequent to the end of the third quarter, we rescaled the private placement with certain participants by agreeing to repurchase an aggregate of approximately 2.3 shares of our common stock at $1.70 per share and agreeing to cancel warrants to purchase approximately 1.2 million shares of our common stock.  We expect these transactions to be completed in the fourth quarter of 2007 and to reduce the cash proceeds from the private placement by approximately $4.0 million.

We believe that cash flow from operations, along with our cash on hand, should be sufficient to meet the operating cash requirements over the next twelve month period as currently contemplated.  Our long-term financing requirements depend upon our growth strategy, which relates primarily to our desire to increase revenue both domestically as well as internationally.  However, although the acquisition of Old Proxim’s operations in 2005 significantly increased both our domestic and international revenue, we incurred operating losses totaling $6.9 million in the first nine months of 2007, a reduction of $3.0 million in the same period of 2006 (excluding restructuring charges).  During the last quarter of 2007, we must continue our efforts to increase revenues and adjust operating expenses to levels that will produce positive cash flows and return us to operating profitability.

Due to the fluctuations in quarterly revenue we have experienced since the Old Proxim acquisition in 2005, management is closely following revenue trends and operating expenses, and reviewing its long term business strategy to evaluate whether there will be a requirement for external financing to fund our operations.  One significant constraint to our equipment business growth is the rate of new product introduction.  New products or product lines may be designed and developed internally or acquired from existing suppliers to reduce the time to market and inherent risks of new product development.  Our current resources may have to be supplemented through new bank debt financing, public debt or equity offerings, product line or asset sales, or other means due to a number of factors, including our ability to replace revenues lost through the discontinuation of our services business and our desired rate of future growth.  See Item 1A – Risk Factors below and the more detailed discussion of risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

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

As of September 30, 2007, we had cash and cash equivalents of $11.5 million.  The majority of total cash and cash equivalents were on deposit in short-term accounts with two major US banking organizations.  Therefore, we do not expect that an increase in interest rates would materially reduce the value of these funds.  The primary risk to loss of principal is the fact that these balances are only insured by the Federal Deposit Insurance Corporation up to $100,000 per bank.  At September 30, 2007, the uninsured portion totaled approximately $11.2 million.  Although an immediate increase in interest rates would not have a material effect on our financial condition or results of operations, declines in interest rates over time would reduce our interest income.

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

Item 4.  Controlsand Procedures.

Disclosure controls and procedures

Based on their evaluation as of September 30, 2007, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of that date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms.  In coming to this conclusion, our Chief Executive Officer and Chief Financial Officer considered the matters described under the next heading and elsewhere in this Form 10-Q.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over our financial reporting other than the changes described above under the preceding heading “Internal Control over Financial Reporting.”  We expect we will continue to make revisions and improvements to our internal control over financial reporting, particularly as we complete the final phase of reviewing the integration of the accounting and financial systems of Old Proxim and Proxim Wireless Corporation.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

IPO Litigation

During the period from June 12 to September 13, 2001, four purported securities class action lawsuits were filed against Telaxis Communications Corporation, a predecessor company to Proxim Wireless Corporation, in the U.S. District Court for the Southern District of New York: Katz v. Telaxis Communications Corporation et al., Kucera v. Telaxis Communications Corporation et al., Paquette v. Telaxis Communications Corporation et al., and Inglis v. Telaxis Communications Corporation et al.  The lawsuits also named one or more of the underwriters in the Telaxis initial public offering and certain of its officers and directors.  On April 19, 2002, the plaintiffs filed a single consolidated amended complaint which supersedes the individual complaints originally filed.  The amended complaint alleges, among other things, violations of the registration and antifraud provisions of the federal securities laws due to alleged statements in and omissions from the Telaxis initial public offering registration statement concerning the underwriters’ alleged activities in connection with the underwriting of Telaxis’ shares to the public.  The amended complaint seeks, among other things, unspecified damages and costs associated with the litigation.  These lawsuits have been assigned along with, we understand, approximately 1,000 other lawsuits making substantially similar allegations against approximately 300 other publicly-traded companies and their public offering underwriters to a single federal judge in the U.S. District Court for the Southern District of New York for consolidated pre-trial purposes.  We believe the claims against us are without merit and have defended the litigation vigorously.  The litigation process is inherently uncertain, however, and there can be no assurance that the outcome of these claims will be favorable for us.

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

On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a decision in In re Initial Public Offering Securities Litigation that six purported class action lawsuits containing allegations substantially similar to those asserted against us may not be certified as class actions due, in part, to the Appeals Court’s determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes.  On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of the Second Circuit Court of Appeals’ decision. On April 6, 2007 the Court of Appeals denied the plaintiffs’ petition for rehearing of the Court’s December 5, 2006 ruling but noted that the plaintiffs remained free to ask the District Court to certify classes different from the ones originally proposed which might meet the standards for class certification that the Court of Appeals articulated in its December 5, 2006 decision.  The plaintiffs have since moved for certification of different classes in the District Court, and that motion remains pending.

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

Linex Technologies Litigation

On June 1, 2007, Linex Technologies, Inc. filed suit against Proxim Wireless Corporation for alleged patent infringement in the United States District Court for the Eastern District of Texas, Marshall Division.  Other named defendants in this lawsuit are Belair Networks, Inc., Cisco Systems, Inc., Firetide, Inc., and Skypilot Networks, Inc.  This lawsuit generally alleges that Proxim’s mesh products infringe two United States patents purportedly owned by Linex.  Linex is seeking damages allegedly caused by the alleged infringement of its two patents.  This matter is at an extremely early stage.  We believe the claims against us are without merit and intend to defend the litigation vigorously.  The litigation process is inherently uncertain, however, and there can be no assurance that the outcome of these claims will be favorable for us.

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

Cautionary Statements of General Applicability

In addition to other factors and matters discussed elsewhere in this Form 10-Q, in our other periodic reports and filings made from time to time with the Securities and Exchange Commission, and in our other public statements from time to time (including, without limitation, our press releases), some of the important factors that, in our view, could cause actual results to differ materially from those expressed, anticipated, or implied in the forward-looking statements include, without limitation, the downturn and continuing uncertainty in the telecommunications industry and global economy; the intense competition in the broadband wireless equipment industry and resulting pressures on our pricing, gross margins, and general financial performance; our limited capital resources and uncertain prospects for obtaining additional financing; the possibility that we may raise additional capital on terms that we or our stockholders find onerous; possible better terms of any equity, debt, or convertible securities we may issue in the future than the terms of our common stock; the possibility that we may sell or otherwise dispose of portions of our business and assets for strategic reasons or to raise capital; possible negative reactions from investors, customers, employees, and others to any business or assets dispositions we may effect; difficulties in differentiating our products from competing broadband wireless products and other competing technologies; the impact, availability, pricing, and success of competing technologies and products; possible delays in our customers making buying decisions due to the actual or potential availability of new broadband connectivity technologies; difficulties in developing products that will address a sufficiently broad market to be commercially viable; our developing products for portions of the broadband connectivity and access markets that do not grow; our inability to keep pace with rapid technological changes and industry standards; expected declining prices for our products over time; our inability to offset expected price declines with cost savings or new product introductions; our inability to recover capital and other investments made in developing and introducing new products; lack of or delay in market acceptance and demand for our current and contemplated products; difficulties or delays in developing, manufacturing, and supplying products with the contemplated or desired features, performance, price, cost, and other characteristics; difficulties in estimating costs of developing and supplying products; difficulties in developing, manufacturing, and supplying products in a timely and cost-effective manner; difficulties or delays in developing improved products when expected or desired and with the additional features contemplated or desired; decisions we may make to delay or discontinue efforts to develop and introduce certain new products; negative reactions to any such decisions; costs and accounting impacts from any such decisions; our fluctuating financial results, which may be caused at times by receipt of large orders from customers; our limited ability to predict our future financial performance; our possible desire to make limited or no public predictions as to our expected future financial performance; the expected fluctuation in customer demand and commitments; difficulties in predicting our future financial performance, in part due to our past and possible future acquisition activity; our inability to achieve the contemplated benefits of our July 2005 acquisition of Proxim Corporation’s operations and any other acquisitions we may contemplate or consummate; management distraction due to those acquisitions; the ability of the companies to integrate in a cost-effective, timely manner without material liabilities or loss of desired employees or customers; the risk that the expected synergies and other benefits of the transactions will not be realized at all or to the extent expected; the risk that cost savings from the transactions may not be fully realized or may take longer to realize than expected; reactions, either positive or negative, of investors, competitors, customers, suppliers, employees, and others to the transactions; the risk that those transactions will, or could, expose us to lawsuits or other liabilities; obligations arising from contractual obligations of Proxim Corporation that we assumed; litigation risks, obligations, and expenses arising from contractual obligations of Proxim Corporation that we assumed; management and other employee distraction due to any litigation arising from contractual obligations of Proxim Corporation that we assumed; adverse impacts of purchase accounting treatment and amortization and impairment of intangible assets acquired in any acquisitions; our general lack of receiving long-term purchase commitments from our customers; cancellation of orders without penalties; the ability of our customers to return to us some or all of the products they had previously purchased from us with the resulting adverse financial consequences; costs, administrative burdens, risks, and obligations arising from terms and conditions that we find onerous but that are imposed upon us by certain customers as a condition of buying products from us; our not selling products to certain customers due to our refusal to accept their terms and conditions of sale that we find onerous; difficulties or delays in obtaining raw materials, subassemblies, or other components for our products at the times, in the quantities, and at the prices we desire or expect, particularly those that are sole source or available from a limited number of suppliers; inability to achieve and maintain profitability; purchases of excess inventory that ultimately may not be used; difficulties or delays in developing alternative sources for limited or sole source components; our having to reconfigure our products due to our inability to receive sufficient quantities of limited or sole source components; adverse impact of stock option and other accounting rules; our reliance on third party distributors and resellers in our indirect sales model; our dependence on a limited number of significant distributors; our inability to obtain larger customers; dependence on continued demand for broadband connectivity and access; difficulties in attracting and retaining qualified personnel; our dependence on key personnel; competition from companies that hire some of our former personnel; lack of key man life insurance on our executives or other employees; lack of a succession plan; inability of our limited internal manufacturing capacity to meet customers’ desires for our products; our substantial reliance on contract manufacturers to obtain raw materials and components for our products and to manufacture, test, and deliver our products; interruptions in our manufacturing operations or the operations of our contract manufacturers or other suppliers; interruptions or delays in obtaining products in sufficient quantities and with acceptable quality from our contract manufacturers due to changes in the country, the factory, or the assembly line where our products are manufactured or other factors; additional costs resulting from changes in the country, the factory, or the assembly line where our contract manufacturers manufacture our products or other factors; customer dissatisfaction resulting from increased costs or delays in our products due to changes in the country, the factory, or the assembly line where our contract manufacturers manufacture our products or other factors; possible adverse impacts on us of the directive on the restriction of the use of certain hazardous substances in electrical and electronic equipment (the RoHS directive), including, without limitation, adverse impacts on our ability to supply our products in the quantities desired and adverse impacts on our costs of supplying products; possible adverse impacts on us of the waste electrical and electronic equipment directive (the WEEE directive), including, without limitation, adverse impacts on our ability to supply our products in the quantities desired and adverse impacts on our costs of supplying products; our failing to maintain adequate levels of inventory; costs and accounting impacts associated with purchasing inventory that is later determined to be excess or obsolete; our failure to effectively manage our growth; difficulties in reducing our operating expenses; adverse impacts of the war in Iraq and the war on terrorism generally; the potential for intellectual property infringement, warranty, product liability, and other claims; risks, obligations, and expenses arising from litigating or settling any such intellectual property infringement, warranty, product liability, and other claims; management and other employee distraction due to any such intellectual property infringement, warranty, product liability, and other claims; risks associated with foreign sales such as collection, currency, and political risk; limited ability to enforce our rights against customers in foreign countries; lack of relationships in foreign countries which may limit our ability to expand our international sales and operations; difficulties in complying with existing governmental regulations and developments or changes in governmental regulation; difficulties or delays in obtaining any necessary Federal Communications Commission and other governmental or regulatory certifications, permits, waivers, or approvals; possible adverse consequences resulting from marketing, selling, or supplying products without any necessary Federal Communications Commission or other governmental or regulatory certifications, permits, waivers, or approvals; changes in governmental regulations which could adversely impact our competitive position; our maintaining tight credit limits which could adversely impact our sales; difficulties in our customers or ultimate end users of our products obtaining sufficient funding; difficulties in collecting our accounts receivable; failure or inability to protect our proprietary technology and other intellectual property; possible decreased ability to protect our proprietary technology and other intellectual property in foreign jurisdictions; ability of third parties to develop similar and perhaps superior technology without violating our intellectual property rights; the costs and distraction of engaging in litigation to protect our intellectual property rights, even if we are ultimately successful; adverse impacts resulting from our settlement of litigation initiated by Symbol Technologies, Inc.; time, costs, political considerations, typical multitude of constituencies, and other factors involved in evaluating, equipping, installing, and operating municipal networks; costs of complying with governmental regulations such as Section 404 and other provisions of the Sarbanes-Oxley Act; the expense of defending and settling and the outcome of pending and any future stockholder litigation; the expense of defending and settling and the outcome of pending and any future litigation against us; the expected volatility and possible stagnation or decline in our stock price, particularly due to the relatively low number of shares that trade on a daily basis and public filings regarding sales of our stock by one or more of our significant stockholders; future stock sales by our current stockholders, including our current and former directors and management; future actual or potential sales of our stock that we issue upon exercise of stock options or stock warrants; possible dilution of our existing stockholders if we issue stock to acquire other companies or product lines or to raise additional capital; possible better terms of any equity securities we may issue in the future than the terms of our common stock; investment risk resulting in the decrease in value of our investments; and risks, impacts, and effects associated with any acquisitions, investments, or other strategic transactions we may evaluate or in which we may be involved.  Many of these and other risks and uncertainties are described in more detail in our annual report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

Specific Cautionary Statements Relating to Recent Equity Issuance

In July 2007, we issued 4,300,000 shares of our common stock and warrants to purchase an additional 2,150,000 shares of our common stock in a private placement to institutional and other accredited investors.  We have filed a registration statement covering those shares which enables the public resale of that stock.  We believe approximately 115,000 shares of our stock issued in this private placement transaction have been publicly resold.  Taking into account the 2,335,300 shares of our stock we agreed to repurchase and related cancellation of warrants to purchase 1,225,000 shares of our common stock, we believe this registration statement now covers 1,850,000 shares of our outstanding common stock and 925,000 shares of our common stock which may be acquired upon the exercise of warrants.  This registration could cause our stock price to fall or prevent it from increasing.  Also, a substantial amount of this common stock being sold or becoming available (or being perceived to become available) for sale in the public market could cause the market price of our common stock to fall or prevent it from increasing, particularly given the relatively low trading volumes of our stock.  Customers, investors, employees, competitors, and others may react negatively to this stock sale and warrant issuance, the price at which the stock was sold and warrants may be exercised, the dilution resulting from the sale and issuance, and other ramifications of these transactions.  Our stock price has declined since this transaction was announced and may decline further.

Specific Cautionary Statements Relating to Recent Equity Repurchase

In November 2007, we agreed to repurchase 2,335,300 shares of our common stock that had been issued in the July 2007 private placement at a price of $1.70 per share, which price was higher than the then-current market value of our common stock.  As part of this repurchase transaction, those selling participants will also surrender to Proxim Wireless for cancellation warrants to purchase an aggregate of 1,225,000 shares of our common stock.  These repurchases and cancellations are expected to be completed by November 16, 2007.  We will use approximately $4.0 million of our cash on hand for this repurchase, out of approximately $11.5 million cash as of September 30, 2007.  This reduced level of cash could increase our need or desire to raise additional capital through business line or asset dispositions, bank financings, equity issuances, or other means.  This reduced level of cash may change the terms on which third parties, including suppliers, may want to do business with us.  Investors, suppliers, employees, customers, competitors, and others may react negatively this stock repurchase and other ramifications of these transactions.  These transactions could result in increased liabilities and other adverse consequences for us.

Specific Cautionary Statements relating to Ricochet Actions

In August 2007, Ricochet Networks, Inc., a subsidiary of Proxim Wireless Corporation, announced that it had discontinued operation of the Ricochet® network in the San Diego metropolitan area and sold the operations of the Ricochet network in the Denver metropolitan area.  There can be no assurance whatsoever that we will realize the expected benefits of these actions at all or to the extent anticipated.  Other risks associated with these actions include the risk that cost savings from these actions may not be fully realized or may take longer to realize than expected; the possibilities that these actions could result in increased liabilities and other adverse consequences; reactions, positive or negative, of customers, investors, employees, contract counterparties, competitors, and others to these actions; the uncertain impact of these actions on the trading market, volume, and price of Proxim Wireless Corporation’s stock; the time and costs of discontinuing the operations of the Ricochet network in the San Diego metropolitan area; legal, financial statement, and accounting ramifications resulting from these actions; and management and board interest in and distraction due to these actions.

Specific Cautionary Statements relating to Intellectual Property Litigation

On June 1, 2007, Linex Technologies, Inc. filed suit against Proxim Wireless Corporation for alleged patent infringement in the United States District Court for the Eastern District of Texas, Marshall Division.  Other named defendants in this lawsuit are Belair Networks, Inc., Cisco Systems, Inc., Firetide, Inc., and Skypilot Networks, Inc.  This lawsuit generally alleges that Proxim’s mesh products infringe two United States patents purportedly owned by Linex.  Linex is seeking damages allegedly caused by the alleged infringement of its two patents.  This matter is at an extremely early stage.  We believe the claims against us are without merit and intend to defend the litigation vigorously.  The litigation process is inherently uncertain, however, and there can be no assurance that the outcome of these claims will be favorable for us.  Even if we are completely successful in defending the claims asserted against us in this lawsuit, we expect we will incur significant defense costs and that management, technical, and other personnel will be distracted and diverted by this lawsuit.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Subsequent to the end of the third quarter 2007, in early November 2007, Proxim Wireless Corporation agreed to repurchase an aggregate of 2,335,300 shares of its outstanding common stock at a price of $1.70 per share.  This stock had been issued to the selling stockholders in a private placement announced by Proxim Wireless on July 24, 2007, in which investors purchased an aggregate of 4.3 million shares of common stock at $1.75 per share and warrants to purchase an additional 2.15 million shares of common stock at an exercise price of $2.45 per share.  As part of this repurchase transaction, those selling participants will also surrender to Proxim Wireless for cancellation warrants to purchase an aggregate of 1,225,000 shares of common stock of Proxim Wireless.  These repurchases and cancellations are expected to be completed by November 16, 2007.  On November 6, 2007, Proxim Wireless filed a Current Report on Form 8-K with the Securities and Exchange Commission containing more details about these transactions.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Proxim Wireless Corporation

Date: November 14, 2007	By:	/s/ Brian J. Sereda
Brian J. Sereda,
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Ownership and Merger as filed with the Delaware Secretary of State on September 4, 2007 (1)

10.1	Purchase Agreement dated as of July 19, 2007 among Proxim Wireless Corporation and each investor named therein (2)

10.2	Registration Rights Agreement dated as of July 23, 2007 among Proxim Wireless Corporation, and each investor named therein (2)

10.3	Form of warrant issued July 23, 2007 (2)

10.4
Purchase and Release Agreement dated as of November 1, 2007 among Proxim Wireless Corporation and SRB Greenway Capital (Q.P.), L.P., SRB Greenway Capital, L.P., and SRB Greenway Offshore Operating Fund, L.P. and Steven R. Becker (3)

10.5
Purchase and Release Agreement dated as of November 2, 2007 among Proxim Wireless Corporation and Clarion Capital Corporation, Clarion World Offshore Fund, Ltd., The Amended & Restated Declaration of Trust of Morton A. Cohen, Dated May 9, 2005, and Shaker Investments Tower, L.P. and Morton A. Cohen and Edward Hemmelgarn (3)

10.6	Amended and Restated Employment Agreement between Proxim Wireless Corporation and David L. Renauld (4)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350 of Chapter 63 of Title 18 of the United States Code).

99.1	Asset Purchase Agreement dated as of July 31, 2007 between Ricochet Networks, Inc. and Civitas Wireless Solutions, LLC and joined in by Judi A. Evans (5)

99.2	Intellectual Property Transfer and License Agreement dated as of July 31, 2007 between Proxim Wireless Corporation (formerly Terabeam, Inc.) and Civitas Wireless Solutions, LLC (5)

99.3	License Agreement dated as of July 31, 2007 between Proxim Wireless Corporation (formerly Terabeam, Inc.) and Civitas Wireless Solutions, LLC (5)
______________
All non-marked exhibits are filed herewith.

(1)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on September 6, 2007.
(2)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on July 24, 2007.
(3)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on November 6, 2007.
(4)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on October 25, 2007.
(5)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on August 6, 2007.