Form 10-K
period 2007-12-31
PROXIM WIRELESS CORP
filed 2008-03-28
CIK 712511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-29053

PROXIM WIRELESS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2751645 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐    Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of June 29, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $41,774,711.  For purposes of this calculation only, shares of common equity held by each of the registrant’s directors and officers on that date and by each person who beneficially owned 10% or more of the outstanding common stock on that date have been excluded in that such persons may be deemed to be affiliates.  The aggregate market value has been computed based on a price per share of $2.17, which is the price at which the common equity was last sold on June 29, 2007.

As of March 14, 2008, the registrant had 23,519,069 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2008 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

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

Item 1.        Business.

Overview

Proxim Wireless Corporation (the “Company” or “Proxim Wireless”) provides high-speed wireless communications equipment and services in the United States and internationally.  Its systems enable service providers, enterprises, and governmental organizations to deliver high-speed data and voice connectivity enabling a broad range of applications.  The Company provides wireless solutions for the mobile enterprise, security and surveillance, last mile access, voice and data backhaul, and municipal networks.  The Company believes its fixed wireless systems address the growing need of our customers and end-users to rapidly and cost effectively deploy high-speed communication networks.

The Company offers broadband wireless equipment in several technology segments, including Wi-Fi®, Wi-Fi mesh, WiMAX, and point to point (PTP) which includes millimeter wave.  The Company offers products in three primary categories: (1) broadband wireless access (BWA), including proprietary point-to-multipoint (PMP), standards-based WiMAX, outdoor Wi-Fi mesh, and MeshMAX™ products; (2) enterprise Wi-Fi products primarily for use indoors, including our access points and Wi-Fi client devices; and (3) PTP products.  We serve our equipment customers primarily indirectly through a global network of distributors, value-added resellers, product integrators, and original equipment manufacturers, and to a lesser extent, directly through our internal sales force.

Proxim Wireless Corporation was incorporated as a Delaware corporation on May 5, 2003.

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

•
Ricochet Networks – In June 2004, we acquired Ricochet Networks, Inc.  Ricochet was a wireless Internet service provider, originally formed to acquire certain assets from the bankruptcy estate of Metricom, that operated the Ricochet® wireless network in the Denver and San Diego metropolitan areas.

•
Proxim Corporation – In July 2005, we acquired substantially all of the assets and operations of Proxim Corporation (“Old Proxim”) from the bankruptcy estate of Old Proxim.  Old Proxim was the result of the merger between Western Multiplex Corporation and Proxim, Inc. in March 2002.  Both Western Multiplex and Proxim, Inc. were designers and manufacturers of broadband wireless systems.  In August 2002, Old Proxim acquired Agere Systems’ 802.11 wireless local area network equipment business, including its ORiNOCO® 802.11a and b product line.

On July 31, 2007, Ricochet Networks, Inc., a subsidiary of Proxim Wireless Corporation, sold the operations of the Ricochet wireless network in the greater Denver metropolitan area to Civitas Wireless Solutions, LLC (“Civitas”).  In addition, effective that same day, Ricochet Networks, Inc. ceased operations of the Ricochet network in the San Diego metropolitan area and is no longer in the business of providing wireless Internet services.  As a result, the services business we had entered as a result of the Ricochet Networks, Inc. acquisition was classified as discontinued operations effective in the third quarter of 2007, and the financial results of the services business has been excluded from the historical financial results of the Company’s continuing business.

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

The rapidly expanding demand for mobile data applications, such as mobile e-mail, text messaging, digital cameras, smart phones and portable game players is creating a dramatic increase in data demand on networks originally designed and optimized for voice traffic.  In addition, Voice over Internet Protocol (VoIP) is gaining widespread acceptance as an alternative method for carrying voice traffic.  These factors, with others, have combined to create significant disruption and opportunity for our service provider customers.  Although we have a strong history in supplying carrier class products, with traditional telco interfaces, to service providers worldwide, we see a very strong trend towards Internet Protocol (IP) based networks.  Carriers and other service providers are also exploring new business models and opportunities to address growing trends such as the rapid proliferation of Wi-Fi Hot Spots and Community Access Networks.

In addition, the accelerating data requirements and VoIP opportunities have created enormous opportunities for our enterprise, government, education, public safety, alternative carrier, and municipal customers to build and operate wireless networks that enhance their operations and capabilities while often saving them money at the same time.

Hot Spots to Community Access Networks

The availability of Wi-Fi receivers in virtually all portable computers sold today, every portable game player (Nintendo DS, Sony PSP and Microsoft Zune) in addition to smartphones equipped with Wi-Fi from virtually every cellular phone manufacturer has led to the proliferation of Wi-Fi technology as a popular method of broadband Internet access.  The broad global acceptance of Wi-Fi as an access technology in enclosed spaces has led to service providers and municipalities pursuing the vision of outdoor metropolitan Wi-Fi networks in order to bridge the digital divide.  However, outdoor Wi-Fi networks require technologies beyond standard Wi-Fi to be truly effective.  We are seeing a progression from Hot Spots to Metro-scale Access Networks.

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

The natural progress from Hot Spot (Wi-Fi in a limited area) is to Metro-scale Access Networks (Wi-Fi covering cities and towns).  These types of networks require Wi-Fi in combination with other technologies including mesh, point-to-multipoint or WiMAX, and point-to-point.  Wi-Fi mesh provides industry standard Wi-Fi connectivity to the end user but backhauls the data through a mesh of multiple radios to the final wireline point of connectivity.  The advantages of mesh architecture are enhanced reliability through redundancy and improved coverage and increased data rates by having multiple potential paths to the end users.  Also, the mesh network can be easily deployed and grow as required by increasing the number of mesh nodes in the network.  With Wi-Fi now installed in almost every new laptop, Wi-Fi phones, new cellular phones and other devices being bundled with Wi-Fi, we see the market from municipalities, carriers, and other service providers for such networks growing significantly in 2008 and future years.

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

Many of our products operate in license-free portions of the radio frequency spectrum.  That means service providers, enterprises, and other customers don’t have to obtain licenses before they can start utilizing those products.  In addition only a limited number of licenses are available for sale, are very expensive and support limited capacity. This allows any customer to rapidly and cost effectively reach a new market of subscribers demanding broadband connectivity.  Many small to medium sized ISPs (Internet Service Providers) and Rural Local Exchange Carriers have no other viable means to offer high-speed Internet service to their customers other than using the license-free radio bands.  ISPs are increasingly offering wireless broadband connectivity and are known as WISPs (Wireless Internet Service Providers).  Our BWA systems have been deployed by over 2,000 WISPs, many of which are serving areas that had no broadband access prior to the roll outs incorporating our equipment.

Cellular Backhaul

We believe that the need for high-speed backhaul, the connections between cellular telephone towers and the rest of the cellular telephone network, will remain solid and even increase due to the increased capacity demands of existing cellular deployments as well as the deployment of new cellular systems.  The amount of data that needs to be backhauled from cellular systems should increase significantly as 2.5G, 3G and other high-data-rate cellular systems are developed and deployed and more data intensive applications are offered.  We believe that the backhaul data rates required for some individual cells will exceed the capabilities of the land line T-1/E-1 connections that are typically used today, thereby providing an attractive market for our Lynx, Tsunami, and other high-capacity products.

Private Enterprise Networks

Business, government and institutional enterprise network deployments are increasingly deploying high-speed connections between multiple buildings occupied by the same or affiliated businesses or other enterprises in a campus or business complex setting.  Enterprises are turning to wireless systems to connect their LANs together as a lower cost, faster to deploy alternative to fiber.  Our MP.11 and MP.16 product lines provide relatively low cost, high speed point-to-multipoint connectivity to address this market.  In addition, high-data-rate next generation wireless LAN systems such as IEEE 802.11n (a soon to be ratified next generation standard for wireless LAN interoperability at significantly higher data rates) are creating additional needs for LAN-to-LAN connectivity that can be met with our products, depending upon the data rate required.  The higher data rate capabilities within the LAN are generating demand for higher speed connections between LANs such as enabled by our GigaLink® products, with its Gigabit Ethernet (1.25 Gigabits per second) data rate capabilities.

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

Increasing Acceptance and Demand to Carry Voice over Internet Protocol (VoIP)

There has been an increasing demand for Voice over Internet Protocol as a low cost replacement for existing telephone voice connections.  VoIP permits a voice connection wherever an Internet connection exists.  VoIP operates best in a broadband environment due to its connectivity and latency requirements, and we believe that wireless systems, such as systems built with our products, provide an excellent infrastructure for VoIP capabilities.  A network providing high speed wireless data communications with our equipment could add VoIP capabilities with little or no recurring expense but greatly expand the network’s addressable market through the addition of the voice offering.  We support core to client Quality of Service (QoS) so VoIP calls have the highest quality and lowest delay.

Strategy

Our objective is to be a leading global provider of broadband wireless access and wireless networking systems.  Our strategy to accomplish this objective is to:

Capitalize on our technology expertise to introduce new products rapidly. Our team of engineers has multi-disciplinary technical capabilities, including radio frequency (RF) technology spanning from microwave to millimeter waves as well as digital signal processing, software, and networking expertise.  With the Old Proxim operation acquisition, we greatly enhanced our engineering capabilities.  Each of our major product categories has unique networking as well as RF requirements which require unique expertise.  We believe integrating these capabilities is highly complex, and we intend to continue to take advantage of our technology expertise to introduce product enhancements and new products in a rapid and cost effective manner.  We believe that our design center which expanded in India during 2007 has significantly increased our design capabilities and improved our time to market.  As systems become more complex and sophisticated and particularly as systems operate at higher data rates and frequencies, we believe that it will become increasingly difficult for organizations without our breadth of skills to be competitive in product development.

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

Products

We classify our broadband wireless products primarily into three product lines: Broadband Wireless Access (BWA), Enterprise Wi-Fi, and Point-to-Point (PTP).  The BWA product line includes proprietary point-to-multipoint (PMP) Tsunami™ MP.11 products, PMP WiMAX Forum Certified™ Tsunami MP.16 products, outdoor Wi-Fi mesh, and MeshMAX™ products.  The Enterprise Wi-Fi product line includes ORiNOCO® 802.11 access point and client card products.  The PTP product line includes our Tsunami®, Lynx®, and GigaLink® products.  When possible, we design our products and systems generally to use common features, components, and software.

We also receive revenue from servicing, repairing, and providing extended and enhanced warranties for our products as well as sales of millimeter-wave components by our Harmonix Division of Terabeam Corporation, a subsidiary of ours.

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

The MP.11 is capable of supporting converged voice, video, and data transmission in fixed and mobile applications, bringing capabilities of the WiMAX IEEE 802.16-2005 standard to market now, for the 2.4 GHz, 5.3 GHz, 5.4 GHz, and 5.8 GHz frequency bands available globally.

WiMAX.    This product line supports PMP applications in licensed frequency bands.  We have continued to be a pioneer in wireless networking equipment by deploying one of the world’s first WiMAX Forum Certified™ products, a point-to-multipoint base station based on the IEEE 802.16d-2004 standard.  In essence, WiMAX is a version of point-to-multipoint technology that is based on publicly available standards rather than the non-public standards that we and other vendors have developed on a proprietary basis.  In fact, we leveraged much of the expertise, field experience, and manufacturing capabilities of our existing products to launch our WiMAX product.  Our WiMAX solutions are designed for scalable system deployments, beginning with entry-level single-sector base stations and growing into multi-sector configurations.  This scalability lowers the barrier to deploy WiMAX systems and enables a wider variety of service providers to use this technology.  We believe our WiMAX solution is currently the only time division duplexing (TDD) system in the world using Intel® chips for both the base station and subscriber unit, providing optimal data rate connectivity and interoperability with Intel-based subscriber units.  Our WiMAX base station has received the WiMAX Forum certification of interoperability with equipment based on chipsets from three different vendors, providing greater levels of interoperability for service providers.

Wi-Fi Mesh.    Mesh is a protocol that allows the creation of self-configuring, self-healing wireless networks.  In a mesh network, data traffic has multiple potential paths from the end user to one or more nodes that are connected to a wired or wireless backhaul connection.  This allows the network to dynamically route around failures in the network and provide a much higher level of reliability than may be possible in a typical PTP or PMP network.  Mesh deployments are being used at an increasing amount in cities around the world because they are easy to deploy and they provide access to the current installed base of Wi-Fi–enabled devices while also providing redundancy in the network to ensure uptime.  Proxim supports mesh on both indoor and outdoor access points and uses the ORiNOCO Mesh Creation Protocol (OMCP) to create self-forming and self-healing non-line of sight (NLOS) mesh networks.  These products include a dual-radio configuration, which increases system capacity by allowing one radio to focus on Wi-Fi access and the other radio to perform mesh backhaul duties.  The products also provide Quality of Service (QoS) enabling voice and video capability and enterprise-class security features.  Our mesh product offerings include a 4.9 GHz outdoor mesh product which enables public safety applications using the dedicated FCC frequency band for public safety applications (police, fire, EMS).  This product can be used for fixed or mobile applications and is designed to support optimal video throughput in a mobile roaming application.

MeshMAX™.  In January 2007, we introduced a multi-radio product line that incorporates WiMAX, Wi-Fi mesh, and Wi-Fi access, called MeshMAX.  Service providers, municipalities, and other customers planning to deploy Wi-Fi mesh and WiMAX can benefit from both Wi-Fi mesh and WiMAX to provide their customers with the extensive broadband wireless coverage.  Though both technologies are distinct – each with unique characteristics – they often are deployed in tandem using WiMAX for backhaul and Wi-Fi mesh to provide access to the growing base of Wi-Fi enabled devices and multi-mode Wi-Fi phones.  Until the MeshMAX products, the only solution was to install two separate units, one WiMAX and one Wi-Fi mesh.  With MeshMAX, these technologies are now integrated in a single compact outdoor enclosure.  The MeshMAX product line supports licensed WiMAX frequencies in 3.3-3.6 GHz bands and unlicensed frequencies in 5.1-5.8 GHz bands for backhaul.  For mesh interconnect and Wi-Fi access, MeshMAX supports unlicensed mesh frequencies of 5.1-5.8 GHz and 2.4 GHz.  MeshMAX products minimize system latency and optimize Quality of Service (QoS) which is essential for services such as high speed broadband Internet access, video communication including security and surveillance, voice communication, and IPTV.

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

Tsunami products.  Our PTP Tsunami products primarily enable service providers, businesses, and other enterprises to expand or establish private networks by bridging Internet traffic among multiple facilities.  In addition, these products are also used to provide last mile access.  Tsunami products also are currently offered in a variety of license-exempt frequencies with a variety of data transmission speeds.  Like our Lynx products, our point-to-point Tsunami products offer a fully integrated design and a separate control and diagnostic channel.  In addition, our higher capacity point-to-point Tsunami systems include one or more additional T1 or E1 connections without reducing the carrying capacity of the system.  The additional T1 or E1 connection is a standard telecommunications interface that is not based on Internet Protocol and is typically used for voice and/or video.

Quickbridge 60250 product.  In November 2007, we announced our QuickBridge 60250 product, a PTP wireless hop-in-a-box that provides 200 Mbps of capacity in the 60 GHz unlicensed spectrum.  The QuickBridge 60250’s small form factor, alignment bracket, and alignment scope make it easy to deploy and install.  As a result, the QuickBridge 60250 is well suited to not only network operator, enterprise, and municipal applications but also for rapid construction of temporary networks for special events and when responding to disasters.  The QuickBridge 60250 is a complete hop-in-a-box containing all of the components, including radio units, mounting hardware, power injectors and cables, required to deploy a reliable wireless connection operating over distances of up to 500 meters.  Its low power consumption enables use of alternate power sources, such as solar power.  The QuickBridge 60250 offers very low latency, making it ideal for voice and video applications.  Our QuickBridge 60250 offers flexible management and easy administration.  Network managers can monitor the link’s status and traffic using a Web user interface or by integrating it into a network management tool via SNMP.

GigaLink products.  Our GigaLink products primarily enable service providers, businesses, and other enterprises to wirelessly satisfy very high bandwidth data transmission needs over relatively short distances.  Given the high data transmission capabilities of these products (up to 1.25 Gigabits per second), we think of these products as fiber optic extension products.  The connectivity needs may include creating a wireless fiber-like backbone or connecting buildings or campuses together with the highest data rate wireless bridges. The GigaLink product is a compact product operating in the 60 GHz millimeter-wave band between 57 GHz and 64 GHz.  It enables fiberless transmission of data, voice and video communication at variable fiber optic data rates from OC-3 (155 Mbps) to OC-12 (622 Mbps) and Ethernet traffic at speeds up to 1.25 Gbps full duplex.  It is engineered to provide link distances of up to 1,000 meters with 99.99% availability, depending upon prevailing rainfall rates in the geographic regions where it will be used.  We have recently introduced GigaLink products operating in the newly allocated E-Band spectrum.  The E-Band spectrum is 71-78 GHz, 81-86 GHz, and 92-95 GHz.  The advantage is that the E-Band products offer longer distance links than the 60 GHz products.

Technology

We have developed or acquired a number of core technologies that form the basis of our current product offerings and which we expect to use in our future product development. Our primary areas of technology expertise are digital signal processing, media access control (MAC), networking, system software development, and RF technology.

Digital signal processing technology.    Our products use either proprietary or third-party, standards-based digital signal processing (DSP) technologies and designs that we either develop specifically for use in wireless systems or adapt to those same wireless systems.  Specifically, all of our ORiNOCO WLAN products utilize third-party chipsets that embody the requirements set forth by the 802.11a/b/g standards to ensure that we can achieve Wi-Fi standard certification.  Similarly, our Tsunami WiMAX MP.16 BWA products use third-party chipsets that embody the requirements set forth by the 802.16d-2004 standards to ensure that we can achieve WiMAX standard certification.  Currently, all of our Tsunami and Lynx PTP products are implemented using our internally developed, proprietary FPGA or ASIC DSP solutions.  We believe this combination of technologies and capabilities has enabled us to introduce a number of high-speed wireless products that we may not have been able to produce otherwise.  We believe we can develop flexible, innovative products more quickly than those competitors who do not have similar capabilities.

MAC.  All of our layer 2 designs are done in house.  We have customized standard Wi-Fi MAC solutions to provide advanced throughput and developed the majority of the layer 2 requirements for standard Wi-Fi devices while developing WiMAX 802.16-2004 and PTP solutions from the ground up.

Networking.  We develop in house all of our layer 3-7 protocols on all our products.  Our products features include NAT, VPN Passthru, firewalls, bandwidth management, QoS, routing, and security. We have developed certain unique networking capabilities that we believe deliver specific market advantage such as our Wireless Outdoor Routing Protocol (WORP) and ORiNOCO Mesh Control Protocol (OCMP).  All of our products support 3 management interfaces: SNMP, Web and CLI, and most of our products allow encryption to secure the management link via SNMPv3, SSL and SSH.  All of our products support advanced encryption over the wireless link and quality of service (QoS) to prioritize packets over the wireless medium.

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

Research and Development

Our primary research and development resources are located in Hyderabad, India.  Our research and development efforts are focused on improving the functionality and performance of our existing products as well as developing new products to meet the changing needs of our diverse base of customers and end users.  We are currently pursuing the following research and development initiatives:

•	advancing our broadband mesh and MeshMAX systems;

•	advancing our point-to-multipoint systems;

•	advancing our point-to-point systems;

•	adapting our products to additional frequencies and interfaces;

•	developing higher speed products;

•	designing our products for lower cost, outsourced manufacturing, assembly, and testing.

We devote a substantial portion of our resources to developing new products, enhancing existing products, expanding and improving our core wireless technologies, and strengthening our technological expertise.  We have historically made and expect to continue to make significant investments in research and development.  We invested approximately $8.3 million, $14.2 million, and $7.5 million in research and development activities in 2007, 2006, and 2005, respectively.

Sales and Marketing

We sell our products worldwide to service providers, businesses, and enterprise customers, primarily indirectly through distributors, value-added resellers, product integrators, and to lesser extent, directly to end-users through our sales force.  We also sell through original equipment manufacturer (OEM) customers.  We sell our OEM customers branded products as private label models.  We also seek to stimulate market demand by increasing brand awareness and educating potential customers about the advantages of using our products.

Although our sales are generally made through distributors or value-added resellers and original equipment manufacturers, our sales force often develops direct relationships with end users either independently, in which case, the sales representative then brings in the distributor or value-added reseller to complete the sale, or together with the distributors or value-added resellers.  We have established relationships with large national and international distributors, local and specialized distributors, and value-added resellers.  The distributors sell our products, and the value-added resellers not only sell our products, but also assist their customers in network design, installation, and testing.  In some cases, both distributors and value-added resellers also assist their customers with financing, maintenance, and the purchase of ancillary equipment necessary for the installation and operation of a wireless network.

Any significant decline in direct sales to end-users or in sales to our distributors or value-added resellers, or the loss of any of our major distributors, value-added resellers or OEM customers, could materially adversely affect our revenue.

Our backlog at December 31, 2007, was approximately $9 million, compared with backlog of approximately $5.1 million at December 31, 2006.  Backlog includes orders confirmed with a purchase order.  Because of the generally short cycle between order and shipment and occasional customer changes in delivery schedules or cancellations of orders, we do not believe that our backlog as of any particular date is necessarily indicative of the potential actual net sales for any future period.  Accordingly, a significant component of our revenue expectations will be based almost entirely on internal estimates of future demand and not on firm customer orders and as a result may have higher risk of not occurring when forecasted.  Planned operating expense levels are relatively fixed in the short term and are based in large part on these estimates.  Because of the generally short order cycle, we need to maintain relatively significant quantities of inventory on hand and at our contract manufacturers.  If our estimates of expected demand for product are incorrect, we are exposed to excess and obsolete inventory costs.

During the year ended December 2007, there were three unrelated customers who each accounted for more than 10% of sales (19%, 13%, and 10%).  During the year ended December 31, 2006 three unrelated customers each accounted for more than 10% of sales (16%, 10% and 10%), and for the year ended December 31, 2005, no customer accounted for more than 10% of total sales. During the years ended December 31, 2007, 2006, and 2005, international sales accounted for approximately 55%, 58%, and 35%, respectively, of our total sales.  We expect that our revenue from shipments to international customers to vary but remain significant as a percentage of total revenue.

Currently, substantially all of our sales are denominated in U.S. dollars.  Accordingly, we are not directly exposed to material currency exchange risks other than the risk that exchange rate fluctuations may make our products more expensive for customers outside the United States and, as a result, could decrease international sales.  In addition, we face risks inherent in conducting global business such as the risk that a weakened US dollar could result in higher international sales and service expenses as well as higher contract manufacturing costs.  These risks, which are more fully described herein, include extended collection time for receivables, reduced ability to enforce obligations, potential supply constraints resulting in product delivery delays, and reduced protection for our intellectual property.

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

Manufacturing

Our manufacturing strategy is to supply high quality products in a timely fashion to our customers, while making efforts to maximize our gross margins.  We perform those manufacturing tasks internally that we believe cannot be effectively outsourced, but we outsource activities which can be performed more effectively by specialized manufacturing partners.  Our ISO 9001-2000 certified manufacturing operation, based in our San Jose, California facility, consists primarily of pilot production, final product assembly and testing for our most complex products, primarily certain of our PTP products.  We manufacture and test our millimeter wave products at our Harmonix Haverhill, MA facility. For our higher-volume products, which represent the majority of our products and product revenue, we outsource manufacturing and procurement of component parts to domestic and international contract manufacturers with the expertise and ability to achieve the cost reductions and quick response times to orders that we require, while maintaining our quality standards.  This allows us to focus our internal resources on developing new products.

We depend on single or limited source suppliers for several of the key components used in our products.  Any disruptions in the supply of these components or assemblies could delay or decrease our revenues.  For example, we experienced product disruptions recently when one of our contract manufacturers changed the location of where our products are made to China from Taiwan.  In addition, even for components with multiple sources, we have experienced, and may continue to experience, shortages due to capacity constraints caused by high industry demand.  We do not have any long-term arrangements with our suppliers.  If, for any reason, a supplier fails to meet our quantity or quality requirements, or stops selling components to us or to our contract manufacturers at commercially reasonable prices, we could experience significant production delays and cost increases, as well as higher warranty expenses and product reputation problems.  Because the key components and assemblies of our products are complex, difficult to manufacture, and require long lead times, we may have difficulty finding alternative suppliers to produce our components and assemblies on a timely basis.  We have experienced shortages of some key components in the past, which delayed related revenue, and we may experience similar shortages in the future.  In addition, because the majority of our products have a short sales cycle of between 30 and 90 days, we may have difficulty in making accurate and reliable forecasts of product needs.  As a result, we have in the past and could in the future experience shortages in supply, which could delay or decrease revenue because they drive customer cancellations and can induce customers to choose our competitors for their future needs.

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

Our primary competition in our BWA markets include Airspan, Alvarion, Aperto, Cisco, Motorola (Canopy), Redline, and Tropos.  Although we believe that our BWA products are well positioned and that our experience in this area is a competitive advantage in WiMAX development, it is difficult to ascertain what the actual impact of this technology to this business segment will be at this time.  In the Wi-Fi Mesh market, current competition comes primarily from nascent companies such as Belair, Strix, Firetide, Skypilot and Tropos.  Additionally, Cisco and Motorola have aggressively entered the market.  Although the entrance of major competitors like Cisco and Motorola represent a serious force to reckon with, we also believe that their entrance indicates an important validation of the industry.  Our intent to compete in the Wi-Fi Mesh market is to offer the most compelling solution in the market with attractive price points and a complete solution including our indoor WLAN, WiMAX or other PMP for distribution, and PTP backhaul solutions.  We believe that we can offer the most complete Wi-Fi Mesh wireless network solution in the market.

We have extensive competition in our Enterprise Wi-Fi business, including without limitation, Cisco (including LinkSys), D-Link, Netgear, SMC, Buffalo, Motorola (Symbol Technologies), Aruba, Trapeze Networks, Meru and 3Com Corporation.  Additionally, numerous Asia-based companies offer significant portfolios of low price IEEE 802.11a/b/g products.  We could also face future competition from companies that offer products which replace network adapters or offer alternative communications solutions, or from large computer companies, PC peripheral companies, as well as other large networking equipment companies.  Furthermore, we could face competition from certain of our OEM customers, which have, or could acquire, wireless engineering and product development capabilities, or might elect to offer competing technologies.  We can offer no assurance that we will be able to compete successfully against these competitors or those competitive pressures we face will not adversely affect our business or operating results.

With our PTP products, we face competition from Alcatel, Bridgewave, Ceragon Networks, Stratex Networks, Erricson, NEC, Redline, Motorola (Orthogon) and Nokia, many of which have broader distribution channels, brand recognition, and more diversified product lines with licensed solutions.

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

We increased our patent portfolio substantially through the acquisitions of Telaxis, Terabeam Corporation, Ricochet, and the operations of Old Proxim (which included Western Multiplex and Agere Systems ORiNOCO product line).  While we do not believe that any of these patents individually is critical to our current equipment business, we believe our patent portfolio is quite valuable.  Our patents generally are in the following areas:

•	PTP radio transmission and circuit design

•	WLAN and Mesh Layer 2 MAC

•	PMP and WLAN Layer 3 Routing

•	PMP and WLAN Mobility

•	Wireless LAN Switch

•	Optical Transmission

•	Antenna Design

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

Employees

As of December 31, 2007, we had 219 employees, including 71 in manufacturing and customer service, 43 in research and development, 80 in sales and marketing, and 25 in finance and administration.  We are not a party to any collective bargaining agreement in the United States.  We believe that relations with our employees are good.

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

Cautionary Statements

In addition to other factors and matters discussed elsewhere in this Form 10-K, in our other periodic reports and filings made from time to time with the Securities and Exchange Commission, and in our other public statements from time to time (including, without limitation, our press releases), some of the important factors that, in our view, could cause actual results to differ materially from those expressed, anticipated, or implied in the forward-looking statements include, without limitation, the following:

•
We have been unable to increase our revenues and may be unable to grow our revenues in the future.  We have been unable to increase our revenues for a number of quarters in a row despite being in what are perceived as expanding markets.  This is having an adverse impact on our business, financial condition, and relations with customers, suppliers, employees, investors, and others.  Our continued inability to increase our revenues could have a material adverse affect on our ability to continue as a going concern.

•
We cannot predict whether we will be able to achieve profitability, which could adversely affect our ability to continue as a going concern and our stock price.  We were profitable on an operating and GAAP basis in the fourth fiscal quarter of 2005.  We were not profitable in any quarter of 2006 or 2007.  We have made no predictions concerning our future profitability or lack of profitability.  Our inability to achieve profitability may affect our ability to continue as a going concern and cause the market price of our stock to decline or prevent it from rising.

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

•
We have limited capital resources and our prospects for obtaining additional financing, if required, are uncertain.  Our future capital requirements will depend on numerous factors, including expansion of marketing and sales efforts, development costs of new products, the timing and extent of commercial acceptance for our products, and potential changes in strategic direction.  Additional financing may not be available to us in the future on acceptable terms or at all.  If funds are not available, we may have to delay, scale back, or terminate business or product lines or our sales and marketing, research and development, acquisition, or manufacturing programs.  Our inability to obtain capital could seriously damage our business, operating results, financial condition, viability as an ongoing company, and cause our stock price to decline.

•
Our common stock may be delisted from the Nasdaq Capital Market, which could adversely affect our business and relations with employees, customers, and others.  Our common stock is currently traded on the Nasdaq Capital Market.  We have received notice from The Nasdaq Stock Market that our stock price (technically, the closing bid price) has failed to maintain the required minimum $1.00 per share.  We have been given until August 20, 2008 to achieve compliance with that rule by having the bid price of our stock close at $1.00 or more for at least ten consecutive business days.  If compliance with that rule is not be demonstrated by August 20, 2008, Nasdaq will determine whether we meet the initial listing criteria for the Nasdaq Capital Market, except for the bid price requirement.  If so, Nasdaq will notify us that we have been granted an additional 180 day compliance period.  There can be no assurance that we will be able to achieve compliance with this minimum bid price rule by August 20, 2008; that we would be granted an additional 180 day compliance period; or that we would be able to achieve compliance with the minimum bid price rule even if granted the additional compliance period.  While there are many actions that may be taken to attempt to increase the price of our stock, two of the possibilities are a reverse stock split and a stock repurchase.  At this time, we have limited capital available for any stock repurchase.  Any such actions (even if successful) may have adverse effects on us, such as adverse reaction from employees, investors and financial markets in general, adverse publicity, and adverse reactions from customers.  There are other requirements for continued listing on the Nasdaq Capital Market, and there can be no assurance that we will continue to meet these listing requirements.  Should our stock be delisted from the Nasdaq Capital Market, we may apply to have our stock traded on the Over-The-Counter Bulletin Board.  There can be no assurance that our common stock would be timely admitted for trading on that market.  This alternative may result in a less liquid market available for existing and potential stockholders to buy and sell shares of our stock and could further depress the price of our stock.

•
We may raise additional capital on terms that we or our stockholders find onerous, which could adversely affect our financial results and stock price.  In the future, we may be able to raise additional debt or equity capital only on terms that we find onerous.  Alternatively, some of our stockholders may find the terms of our capital arrangements to be onerous.  For example, some of our stockholders expressed displeasure at our issuing shares in July 2007 in a private placement at a price below the current trading price of our stock.  We may also obtain funds through arrangements with partners or others that may require us to relinquish rights to certain of our technologies or potential products or other assets.  The terms of our capital arrangements or the perceived onerous nature of those arrangements could adversely affect our financial results and stock price.

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

•
Our lower stock price and weaker financial condition may make it harder to attract and retain qualified employees.  We operate in an industry where there are numerous employment opportunities.  As a result, our employees and people we may be looking to employ typically have choices as to where they want to work.  Our lower stock price, resulting decreased incentive impact of stock options, difficulties in growing our revenue, lower cash levels, and general weaker financial condition may make it harder for us to retain our current employees in light of other employment opportunities that may be available to them.  In addition, those same factors may make it harder for us to attract new employees.  These difficulties may be exacerbated in our international locations, including our Hyderabad, India research and development center, which are located further from our headquarters.  Our inability to retain current employees and attract new employees could have a material adverse impact on our business, financial condition, and relationships with third parties.

•
The continuing uncertainty in the telecommunications industry and the global economy is adversely affecting our sales due in part to our being a smaller, younger company.  The overall economic climate in the United States and many other parts of the world has been in a downturn.  This downturn has resulted in our customers having less capital available from capital markets, and less willingness to spend internal capital, to purchase equipments such as ours.  As a result, potential customers may be less willing to spend their limited budgets on products from us, a relatively small, young company that may not survive the leaner economic times.  Also, it may be causing customers to pay us slower.  Because we do not have the financial resources or name recognition of larger companies, this economic cycle may adversely affect the growth and stability of our business and our financial condition and results of operations.

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

•
We face substantial competition from a number of larger companies with substantially greater resources and longer operating histories, and we may not be able to compete effectively.  Many of our competitors or perceived competitors offer a variety of competitive products and services and some may offer broader telecommunications product lines.  These companies include AirSpan Networks, Alcatel, Alvarion, Aruba Networks, Business Networks AB, Ceragon, Cisco (including LinkSys), D-Link, Ericson, Fujitsu, Harris Corporation, Harris Stratex Networks, Intel Corporation, Motorola (including Orthogon and Symbol Technologies), NEC, Netgear, Nokia, Nortel, SMC, and 3Com Corporation.  Additionally, our millimeter wave radio products must compete with the existing and new fiber optic infrastructure and suppliers in the United States and elsewhere.  Many of these companies have greater customer recognition, installed bases, financial resources, and sales, production, marketing, manufacturing, engineering, and other capabilities than we do.

•
We also face competition from private and start-up companies given the limited barriers to entry in our business.  We face actual and potential competition not only from established companies, but also from start-up and other private companies that are developing and marketing new commercial products and services.  Many of the products we sell are based on standards established by the Institute of Electrical and Electronics Engineers (IEEE) that require interoperability.  Also, there are not substantial technical development difficulties, manufacturing difficulties, prohibitive intellectual property rights, or high business start-up costs that may create greater barriers to entry in other businesses.  As a result, there are limited barriers to entry into a number of markets we serve.  This lack of significant barriers and the perceived attractiveness of some of these markets, among other reasons, have resulted in private companies entering these markets.  These private companies include Aperto, Belair Networks, Bridgewave, Buffalo, Colubris Networks, Firetide, Meru, Redline, Skypilot, Strix, Trango Broadband, Trapeze Networks, and Tropos.

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

•
We may not develop products for the portions of the broadband connectivity and access markets that grow.  Predicting which segments of the broadband connectivity and access markets will develop and at what rate these markets will grow is difficult.  We may needlessly spend money and resources developing products for a market that does not develop.  On the other hand, we may miss market opportunities if we fail to act promptly and decisively to develop new products.  These issues may be exacerbated due to our primary research and development being done in Hyberabad, India.  Our business, financial condition, and results of operations will be materially adversely affected if we develop the wrong product or miss market opportunities.

•
Our sales may decline if we are unable to keep pace with rapid technological changes and industry standards.  Our ability to succeed in our competitive market will depend upon successful development, introduction, and sale of new products and enhancements on a timely and cost-effective basis in response to changing customer requirements and competitors’ product developments.  We may not be successful in selecting, developing, manufacturing, and marketing new products or enhancements which could adversely affect our sales.  Our customers may believe that we are not investing sufficiently in research and development to maintain a strong pipeline of new products and therefore decide not to purchase current products from us.

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

•
Our financial results have fluctuated significantly, and we expect the fluctuations will continue for a variety of reasons, many of which are out of our control.  Our quarterly financial results have fluctuated significantly for a number of reasons including our acquisitions of the assets of Proxim Corporation in July 2005; Terabeam Corporation, Ricochet Networks, Inc., and KarlNet, Inc. in the second quarter of 2004; the combination of Telaxis and Young Design in April 2003; our limited long-term commitments from customers; the receipt of significant customer orders from time to time; timing of obtaining customers for any new products we may introduce; the mix of our product sales; our manufacturing capacity constraints and our ability to fulfill orders; our inability to obtain components in the quantities we need; new product introductions by us or by our competitors; seasonal factors that may affect capital spending by customers; and general economic conditions.  We expect that many of these and other factors will continue to affect our business and will cause our financial results to fluctuate in the future.

•
Our past acquisition and disposition activity contributes to the difficulty in predicting our future financial performance.  The combination of Telaxis and Young Design in April 2003 resulted in changes in our financial performance.  The historically unprofitable financial results of Telaxis caused the operating results of the combined company to be unprofitable in the second quarter of 2003.  Although the combined company did briefly return to profitability, the acquisitions of the unprofitable Terabeam Corporation, KarlNet, Inc., and Ricochet Networks, Inc. in the second quarter of 2004 have caused the company to be unprofitable in later 2004 and early 2005.  However, the company’s balance sheet was significantly stronger given the addition of the assets from the acquired companies.  These additional assets enabled us to acquire the operations of Proxim Corporation in July 2005, which has significantly increased our revenue but also our expenses.  Then in July 2007, our Ricochet Networks subsidiary discontinued its operations in the San Diego metropolitan area and sold its operations in the Denver metropolitan area.  These acquisitions and dispositions have caused our financial results to fluctuate, sometimes dramatically.  These past transactions and potential future acquisition or disposition activity could contribute to fluctuations in our financial results and to difficulties in predicting our financial performance.

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

•
Our past acquisitions and dispositions have exposed us to risks and liabilities, which could have a material adverse affect on our business.  We have been and may be further exposed to lawsuits, risks, liabilities, or obligations imposed on or threatened against us arising from the various acquisition and disposition activities we have undertaken.  For example, we believe that Symbol Technologies, Inc. commenced its lawsuit against us as a result of our acquiring Proxim Corporation’s operations.  Our acquisition of Terabeam Corporation exposed us to a substantial number of leases for unused facilities, not all of which have been resolved to date.  The sale and transfer by our Ricochet Networks subsidiary of the operations of the Ricochet® network in the Denver metropolitan area could expose us to liabilities and obligations as not all the contracts relating to those Denver operations have been formally transferred to the buyer.  Under our agreement to buy KarlNet, Inc., we agreed to pay up to an additional $2.5 million if certain conditions were met.  Although it is our position that none of that amount is owed, we have received a letter from sellers demanding payment of a portion of this amount.  These contingencies and risks could result in obligations and liabilities for us, which could have a material adverse affect on our business.

•
Purchase accounting treatment and the impact of amortization and impairment of intangible assets relating to the Proxim Corporation asset purchase and other acquisitions could cause our operating results to be adversely affected.  In accordance with generally accepted accounting principles, we accounted for the Proxim Corporation asset purchase using the purchase method of accounting.  We have allocated the cost of the individual assets acquired and liability assumed, including various identifiable intangible assets (such as acquired technology and acquired trademarks and trade names), based on their respective fair values at the date of the completion of the acquisition.  For example, in the third quarter of 2006, we recorded a charge of $4.8 million related to the developed technology acquired from Proxim Corporation.  Also, in the fourth quarter of 2007, we recorded a charge of $8.1 million for impairment of goodwill and intangible assets.  We may be required to further reduce the carrying value of these assets in the future which could adversely impact our financial results.

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

•
The fact that we receive few long-term purchase commitments from customers contributes to our inventory risk which could adversely affect our financial results.  Due to the nature of our products and customers, we generally have a very short time between receiving an order and shipping the order.  Few of our customers provide us with long-term purchase commitments.  As a result, we generally have limited visibility of sales going forward.  However, our customers generally demand relatively quick delivery of products.  This means that we have to estimate product demand.  If we under-estimate demand, we may lose sales.  If we over-estimate demand, we may end up with having to take charges for excess and/or obsolete inventory.  For example, in the fourth quarter of 2007, we recorded a charge of $2.5 million related to excess and obsolete inventory.  These factors could adversely affect our financial results.

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

•
Our recent change of Chief Executive Officer may be viewed negatively and have an adverse impact on our business.  In January 2008, we announced that we had terminated our former Chief Executive Officer without cause and promoted our former President to the combined position of President and Chief Executive Officer.  In February 2008, we announced payments to our former Chief Executive Officer in connection with that termination of approximately $780,000 and other terms of his separation.  Investors, employees, customers, suppliers, and others could react negatively to the termination of our former Chief Executive Officer, the amounts paid to our former Chief Executive Officer, and the promotion of our former President.  The terms of his separation and these potential negative reactions could adversely impact our revenue, capital needs, ability to retain employees, relations with customers, suppliers, investors, and others, and business in general.

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

•
Our limited internal manufacturing capacity makes us dependent on contract manufacturers, which could harm our sales and damage our reputation.  Our internal manufacturing capacity, by design, is limited.  We currently expect to rely on domestic and international contract manufacturers to provide manufacturing of our complete products, components, and subassemblies.  Our failure to obtain satisfactory performance from any contract manufacturers could cause us to fail to meet customer requirements, lose sales, and expose us to product quality issues.  For example, a recent decision by one of our contract manufacturers to transition manufacturing to China has had a negative impact on our ability to obtain quality product in the quantities and at the times desired.  In turn, this could damage relationships with customers and have a material adverse effect on our reputation, business, financial condition, and results of operations.

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

•
Given the extent of our international operations, the decline in the value of the dollar has increased our expenses.  We have significant international operations and employees located in countries outside the United States.  Often salaries of those employees and other expenses of our international operations are paid in local currency of the applicable countries.  The value of the dollar has declined recently relative to the value of many currencies of other countries.  This decline has had the impact of increasing the net expense to us of our international operations.  Given the relatively fixed nature of these expenses, it is difficult to reduce these expenses quickly.  Continued decline in the value of the dollar will continue to increase the net expense of our international operations.  These increased expenses can adversely affect our results of operations and overall financial condition.

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

•
At time we rely on a limited number of customers for a material portion of our sales, which exposes us to risks relating to the loss of sales and credit risk.  For the year ended December 31, 2007, three unrelated customers each accounted for more than 10% of our sales.  In addition, we have a number of other substantial customers.  We are currently attempting to increase our number of substantial customers which could increase our customer concentration risks.  Our ability to maintain or increase our sales in the future will depend in part upon our ability to obtain additional orders from these customers.  Our customer concentration also results in concentration of credit risk.  An acquisition of one of our significant customers could cause any current orders to be delayed or canceled and no new orders being placed with us and could further concentrate our customer base.  Adverse developments such as these with our significant customers could adversely impact our sales and financial results.

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

•
The pending intellectual property infringement litigation could have an adverse impact on our business.  On June 1, 2007, Linex Technologies, Inc. filed suit against us seeking damages for alleged infringement by our mesh products of two United States patents purportedly owned by Linex.  This matter is at an extremely early stage, and there can be no assurance that the outcome of these claims will be favorable for us.  Even if we are completely successful in defending the claims asserted against us in this lawsuit, we expect we will incur significant defense costs and that management, technical, and other personnel will be distracted and diverted by this lawsuit.  If we are unsuccessful in defending against this lawsuit, we may be required to pay damages to Linex for past infringement as well as a royalty on future product sales.  All of these issues could have an adverse impact on our ability to sell our products, operating results, need for capital, and business in general.

•
Compliance with new governmental regulations, such as Section 404 of the Sarbanes-Oxley Act, could increase our costs and adversely impact our financial results.  Increasing amounts of time and resources are being spent on complying with ever-changing governmental regulations and public disclosure requirements.  Specifically, Section 404 of the Sarbanes-Oxley Act currently requires that management and independent public accountants review and evaluate annually internal control systems of companies subject to that section and attest to their effectiveness.  We are not currently subject to the auditor review portions of Section 404 and do not know when or if we will be required to comply with the requirements of that section or what the requirements will be if and when we become subject to that section.  However, in anticipation of becoming subject to that section, we have begun our compliance efforts and are expending related time and costs.  The costs and time required to become Section 404 compliant could be substantial, even assuming we are completely successful.  In addition, even before becoming subject to Section 404, we are being billed significantly increased independent auditor fees, we believe largely due to the Sarbanes-Oxley Act and other regulations.  Compliance with the Sarbanes-Oxley Act and other regulations could cause us to increase our legal, accounting, other personnel, and other costs as more time and personnel would be needed to help maintain compliance.  These costs of compliance could adversely impact our financial results.

•
We are a defendant in pending stockholder litigation that could materially and adversely affect our business.  We are a party to four purported securities class action lawsuits.  These lawsuits relate to the underwriters’ alleged unlawful activities in connection with our initial public offering in February 2000.  The lawsuits have been assigned along with approximately 1,000 other lawsuits making substantially similar allegations against hundreds of other publicly traded companies and their public offering underwriters to a single federal judge for consolidated pre-trial purposes.  A tentative settlement of these lawsuits had been reached between the plaintiffs and affected companies, but that proposed settlement was terminated due to higher court rulings.  With the termination of that proposed settlement, we continue to defend the litigation vigorously.  These lawsuits are at a relatively early stage and involve substantial uncertainty and, accordingly, we cannot predict the outcome.  Defending lawsuits of this nature can be a lengthy and expensive process, and we may not prevail.  Even if we prevail or the action is settled, the costs associated with these lawsuits could be substantial.  In addition, these lawsuits could have other material adverse impacts on us, such as management distraction, adverse publicity, and adverse reaction from the financial markets, from our customers, or from actual or potential strategic partners.  The difficulties and uncertainties relating to these lawsuits very likely may be increased and complicated because of the large number of pending similar cases and other parties involved.  The outcome of these lawsuits could materially compromise our ability to continue to operate our business.

•
Proceeds under our directors’ and officers’ insurance policies may be unavailable or insufficient to cover our exposure arising from the pending stockholder litigation.  We have a total of $15 million in directors and officers insurance coverage applicable to this pending stockholder litigation.  We currently believe that this insurance coverage would be sufficient to cover our exposure arising from that litigation.  However, the insurance proceeds may be unavailable if the companies issuing those policies experience financial difficulties or are otherwise unable or unwilling to pay under those policies.  Also, there can be no assurance that proceeds under those policies would be sufficient to cover our exposure arising from this litigation.

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

•
Two stockholders own a significant beneficial interest in our common stock which could allow them to influence matters requiring stockholder approval.  As of March 14, 2008, we believe that Lloyd I. Miller, III, directly and indirectly, and Robert E. Fitzgerald, our former chief executive officer, directly and through Concorde Equity II, LLC (a company controlled by him), controlled approximately 15% and 11%, respectively, of our common stock.  As a result of their ownership these stockholders may be able to exert influence over actions, which require stockholder approval, for example, certain types of changes in control or amendments to our certificate of incorporation.

•
Future actual or potential stock sales by Robert Fitzgerald and Concorde Equity II could cause our stock price to fall or prevent it from increasing.  Our stock held by Robert Fitzgerald and Concorde Equity II is currently subject to restrictions on sale or transfer due to Mr. Fitzgerald having been our chief executive officer until mid-February 2008.  However, portions of this stock can be (and have been) sold in the open market.  Given that Mr. Fitzgerald is no longer our chief executive officer, he may engage in more aggressive stock sales than he did while he was our chief executive officer.  Generally, these sales would require public filings.  Certain of our other stockholders and other third parties could view these stock sales negatively because they would be made, directly or indirectly, by our former chief executive officer.  These actual or potential sales of our stock could cause our stock price to fall or prevent it from increasing for numerous other reasons.  For example, a substantial amount of our common stock becoming available (or being perceived to become available) for sale in the public market could cause the market price of our common stock to fall or prevent it from increasing, particularly given the relatively low trading volumes of our stock.

•
Future actual or potential stock sales by Lloyd I. Miller, III could cause our stock price to fall.  Mr. Miller controlled approximately 15% of our outstanding common stock on March 14, 2008.  Because Mr. Miller owns directly or indirectly more than 10% of our outstanding common stock, any sales or distributions by Mr. Miller are required to be reported publicly shortly after they occur.  Actual or potential sales of this stock by Mr. Miller could cause our stock price to fall or prevent it from increasing for numerous reasons.  For example, a substantial amount of our common stock becoming available (or being perceived to become available) for sale in the public market could cause the market price of our common stock to fall or prevent it from increasing, particularly given the relatively low trading volumes of our stock.  Also, Mr. Miller recommended that two people be placed on our current board of directors so sales by Mr. Miller could be viewed as being based on knowledge gained from those directors.

•
Future actual or potential sales of the stock we issue upon exercise of stock options could cause our stock price to fall.  As of February 29, 2008, we had options outstanding to buy approximately 3,007,357 shares of our common stock and may grant options or other stock grants relating to an additional approximately 299,134 shares of our common stock.  We have filed registration statements with the SEC relating to the shares of our common stock that may be issued pursuant to the exercise of those outstanding stock options and stock options or other stock grants that we may grant in the future.  In many cases, holders of those options could decide to exercise the options and immediately sell the shares.  A substantial amount of this common stock becoming available (or being perceived to become available) for sale in the public market could cause the market price of our common stock to fall or prevent it from increasing, particularly given the relatively low trading volumes of our stock.  Further, actual or potential sales of this stock could be viewed negatively by other investors because some of these stock options are held by our directors and senior executives.

•
Future actual or potential sales of the stock we issue upon exercise of stock warrants could cause our stock price to fall.  On February 29, 2008, we had warrants outstanding to purchase approximately 980,000 shares of our common stock at a weighted average purchase price of $2.33 per share.  Shares of our common stock received upon exercise of those warrants may, depending on the method of exercise, be immediately available for public sale.  A substantial amount of this common stock becoming available (or being perceived to become available) for sale in the public market could cause the market price of our common stock to fall or prevent it from increasing, particularly given the relatively low trading volumes of our stock.

•
If we acquire other companies or product lines by issuing stock, the result may be dilutive to existing stockholders.  In the second quarter of 2004, we acquired three companies and issued approximately 12.6 million shares in connection with those acquisitions.  We may acquire other companies, businesses, and product lines in the future and may issue shares of our stock in connection with any such acquisitions.  Any such issuances could significantly dilute the holdings of our current stockholders, particularly given the lower current trading price of our common stock.

•
If we raise additional capital by issuing stock, the result may be dilutive to existing stockholders.  Our board of directors may decide to issue additional equity securities in many situations without the need for any stockholder vote.  Given the recent prices for our common stock, significant dilution to our stockholders could result if we raise additional funds by issuing equity securities.  Further, these issuances may also involve issuing stock at a price per share below the current trading prices.  For example, in July 2007, we issued 4.3 million shares of our common stock in a private placement at a price of $1.75 per share.  That price was an approximately 14% discount from the last sale price of our common stock on the date the documentation was signed of $2.04 per share.

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

•
The equity issuance we completed in July 2007 could have adverse impacts on us.  In July 2007, we issued 4,300,000 shares of our common stock and warrants to purchase an additional 2,150,000 shares of our common stock in a private placement to institutional and other accredited investors.  We have filed a registration statement covering those shares which enables the public resale of that stock.  We believe approximately 115,000 shares of our stock issued in this private placement transaction have been publicly resold.  Taking into account the 2,335,300 shares of our stock we agreed to repurchase and related cancellation of warrants to purchase 1,225,000 shares of our common stock, we believe this registration statement now covers 1,850,000 shares of our outstanding common stock and 925,000 shares of our common stock which may be acquired upon the exercise of warrants.  This registration could cause our stock price to fall or prevent it from increasing.  Also, a substantial amount of this common stock being sold or becoming available (or being perceived to become available) for sale in the public market could cause the market price of our common stock to fall or prevent it from increasing, particularly given the relatively low trading volumes of our stock.  Customers, investors, employees, competitors, and others may react negatively to this stock sale and warrant issuance, the price at which the stock was sold and warrants may be exercised, the dilution resulting from the sale and issuance, and other ramifications of these transactions.  Our stock price has declined significantly since this transaction was announced and may decline further.  The investors in this private placement have specified rights to participate in future equity financings which could hurt our ability to raise additional capital.

•
The equity repurchase we completed in November 2007 could have material adverse impacts on us.  In November 2007, we agreed to repurchase 2,335,300 shares of our common stock that had been issued in the July 2007 private placement at a price of $1.70 per share, which price was higher than the then-current market value of our common stock.  As part of this repurchase transaction, those selling participants also surrendered to us for cancellation warrants to purchase an aggregate of 1,225,000 shares of our common stock.  We used approximately $4.0 million of our cash on hand for this repurchase, out of approximately $11.5 million cash as of September 30, 2007.  This reduced level of cash could increase our need or desire to raise additional capital through business line or asset dispositions, bank financings, equity issuances, or other means.  This reduced level of cash may change the terms on which third parties, including suppliers, may want to do business with us.  Investors, suppliers, employees, customers, competitors, and others may react negatively this stock repurchase and other ramifications of these transactions.  These transactions could result in increased liabilities and other adverse consequences for us.

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

Our headquarters is an approximately 95,000 square foot facility located in San Jose, California.  This facility accommodates the following departments: senior management, administration, finance, marketing, manufacturing, sales, and research and development.  The term of the lease for this facility expires on June 30, 2008, and the company is in active negotiations to secure an alternative leased facility in the local area which meets our future operational requirements.  We believe we will be able to locate suitable new space without undue difficulty.

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

Our India subsidiary leases an approximately 13,000 square foot facility located in Hyderabad, India.  This facility accommodates engineering, research and development, quality assurance, and related support functions for our India operations.  The term of the lease for this facility expires in July 2013, subject to each party’s right to terminate the lease early on three months notice.

We lease five facilities in Europe and Asia to accommodate our international sales and operations staff.

Our Young Design, Inc. subsidiary leases an approximately 15,000 square foot facility located in Falls Church, Virginia.  The term of the lease for this facility expires on December 31, 2010.  This facility is currently under-utilized and partially subleased.

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

On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a decision in In re Initial Public Offering Securities Litigation that six purported class action lawsuits containing allegations substantially similar to those asserted against us may not be certified as class actions due, in part, to the Appeals Court’s determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes.  On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of the Second Circuit Court of Appeals’ decision. On April 6, 2007 the Court of Appeals denied the plaintiffs’ petition for rehearing of the Court’s December 5, 2006 ruling but noted that the plaintiffs remained free to ask the District Court to certify classes different from the ones originally proposed which might meet the standards for class certification that the Court of Appeals articulated in its December 5, 2006 decision.  The plaintiffs have since moved for certification of different classes in the District Court.

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

On October 1, 2007, the plaintiffs submitted their briefing in support of their motions to certify different classes in the six focus cases.  The issuer defendants and the underwriter defendants filed separate oppositions to those motions on December 21, 2007.  The motions to certify classes in the six focus cases remain pending.  In addition, on August 14, 2007, the plaintiffs had filed amended complaints in the six focus cases.  On November 13, 2007, the issuer defendants moved to dismiss the claims against them in the amended complaints in the six focus cases.  The underwriter defendants have also moved to dismiss the claims against them in the amended complaints in the six focus cases.  Those motions to dismiss remain pending.

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

Linex Technologies Litigation

On June 1, 2007, Linex Technologies, Inc. filed suit against Proxim Wireless Corporation for alleged patent infringement in the United States District Court for the Eastern District of Texas, Marshall Division.  Other named defendants in this lawsuit are Belair Networks, Inc., Cisco Systems, Inc., Firetide, Inc., and Skypilot Networks, Inc.  This lawsuit generally alleges that Proxim’s mesh products infringe two United States patents purportedly owned by Linex.  Linex is seeking damages allegedly caused by the alleged infringement of its two patents. This matter is at an early stage.  We believe the claims against us are without merit and intend to defend the litigation vigorously.  The litigation process is inherently uncertain, however, and there can be no assurance that the outcome of these claims will be favorable for us.

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

Item 4.               Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the three months ended December 31, 2007.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently traded on the Nasdaq Capital Market under the symbol “PRXM.”  The table below shows, for the calendar year quarters indicated, the high and low sale prices of our common stock as reported by the Nasdaq Capital Market.  In each case, this information is based on published financial sources.

	Proxim Common Stock
	High	Low
2006
First Quarter	$5.19	$2.59
Second Quarter	$3.96	$1.97
Third Quarter	$2.40	$1.75
Fourth Quarter	$3.00	$1.95

2007
First Quarter	$2.50	$1.86
Second Quarter	$2.95	$1.92
Third Quarter	$2.36	$1.54
Fourth Quarter	$1.58	$0.81

As of March 14, 2008, the number of stockholders of record of our common stock was approximately 217 A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.  We have never declared or paid any cash dividends on any class of our common equity.  We currently intend to retain any future earnings to fund the development and growth of our business and currently do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table and narrative provide information about our equity compensation plans as of December 31, 2007.  More information about our stock options is contained in our financial statements, including the notes thereto, included in this Annual Report on Form 10-K.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (1)(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(c)
Equity compensation plans approved by security holders	3,156,215	$2.98	141,823 (2)
Equity compensation plans not approved by security holders	15,000	$2.12	-
Total	3,171,215	$2.97	141,823

____________

(1) This column does not reflect the warrants outstanding on December 31, 2007 to purchase 55,000 shares of our common stock at an exercise price of $0.40 per share that we assumed in connection with our acquisition of Terabeam Corporation in June 2004 or the warrants outstanding on December 31, 2007 to purchase 925,000 shares of our common stock at an exercise price of $2.45 per share that we issued in connection with a private placement of our stock in July 2007.
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

Stock Repurchases in Fourth Quarter of 2007

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1, 2007 – October 31, 2007)	0	N/A	N/A	N/A
Month #2 (November 1, 2007 – November 30, 2007)	2,335,300 (1)	$1.70	0	0
Month #3 (December 1, 2007 – December 31, 2007)	0	N/A	N/A	N/A
Total	2,335,300	$1.70	0 (2)	0 (2)
________________
(1)  As more fully discussed in the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on November 6, 2007, on November 1, 2007 and November 2, 2007, we signed substantially similar purchase and release agreements pursuant to which we agreed to repurchase 1,780,300 and 555,000, respectively, shares of our common stock from seven private investors.  These 2,335,300 shares were issued to those investors in a private placement in July 2007.  The aggregate purchase price for this stock was $3,970,010.  In connection with these purchases, the investors agreed to surrender to us for cancellation warrants to purchase an aggregate of 1,225,000 shares of our common stock.

(2)  We have not publicly announced any plan or program to repurchase any of our common stock.

Item 6.   Selected Financial Data.

The following selected historical consolidated financial data was derived from our historical financial statements.  The financial statements for the fiscal years ended December 31, 2002 through 2007 were audited by Fitzgerald, Snyder, & Co., P.C., an independent registered public accounting firm.  This information should be read in conjunction with our management discussion and analysis of financial condition and results of operations and our financial statements, including the related notes, contained elsewhere in this annual report on Form 10-K.

	2003	2004	2005	2006		2007
Consolidated Statements of Operations Data:
Revenue, net	$27,241	$21,614	$56,133		$72,707	$66,280
Gross profit	11,527	9,196	24,337		30,645	28,969
Selling and marketing expense	2,204	2,328	9,539		17,668	20,152
General and administrative expense	7,090	8,830	10,828		11,616	12,298
Research and development expense	1,704	2,657	7,464		14,151	8,313
Restructuring and impairment costs	-	-	5,608		8,990	8,234
Income (loss) from continuing operations	300	37	(8,672)		(21,315)	(17,398)
Extraordinary item	4,347	-	-		-	-
Discontinued operations	-	(1,383)	(2,488)		(1,848)	(1,666)
Net income (loss) applicable to common shareholders	4,647	(1,346)	(11,160)		(23,163)	(19,064)
Basic earnings (loss) per share from continuing operations	$0.02	$0.00	$(0.40)		$(0.99)	$(0.75)
Basic – Extraordinary gain	$0.35	$-	$-		$-	$-
Basic –Discontinued operations	$-	$(0.07)	$(0.11)	$	(0.09)	$(0.07)
Basic earnings (loss) per share	$0.37	$(0.07)	$(0.51)		$(1.08)	$(0.82)
Diluted earnings (loss) per share from continuing operations	$0.02	$0.00	$(0.40)		$(0.99)	$(0.75)
Diluted – Extraordinary gain	$0.34	$-	$-		$-	$-
Diluted–Discontinued operations	$-	$(0.07)	$(0.11)		$(0.09)	$(0.07)
Diluted earnings (loss) per share	$0.36	$(0.07)	$(0.51)		$(1.08)	$(0.82)
Shares used in computing basic earnings per share	12,571	19,792	21,801		21,523	23,278
Shares used in computing diluted earnings per share	12,841	19,792	21,801		21,523	23,278

	2003	2004	2005	2006	2007
Consolidated Balance Sheet Data:
Cash and cash equivalents and short term investments	$8,990	$40,737	$14,393	$10,458	$6,329
Working capital	12,577	41,532	14,802	10,432	6,472
Total assets	20,719	77,284	74,758	49,875	36,410
Long-term obligations, less current portion	1,298	1,270	2,956	2,088	1,023
Total stockholders’ equity	$16,185	$65,991	$52,718	$30,834	$17,337

Our Quarterly Financial Data

Quarter (in thousands, except per share data)
2007	First	Second	Third	Fourth
Revenue	$16,674	$18,116	$16,903	$14,587
Gross profit	7,634	8,249	8,286	4,800
Net income (loss) from continuing operations	(2,726)	83	(1,658)	(13,097)
Net income (loss) from discontinued operations	(260)	(422)	(1,078)	94
Net income (loss)	(2,986)	(339)	(2,736)	(13,003)
Basic and diluted earnings (loss) per share	$(0.14)	$(0.02)	$(0.11)	$(0.52)

Quarter (in thousands, except per share data)
2006	First	Second	Third	Fourth
Revenue	$17,646	$20,037	$17,322	$17,702
Gross profit	7,369	8,554	6,502	8,220
Net income (loss) from continuing operations	(4,205)	(2,563)	(13,079)	(1,468)
Net income (loss) from discontinued operations	(278)	(422)	(585)	(563)
Net income (loss)	(4,483)	(2,985)	(13,664)	(2,031)
Basic and diluted earnings (loss) per share	$(0.21)	$(0.14)	$(0.64)	$(0.09)

Quarter (in thousands, except per share data)
2005	First	Second	Third	Fourth
Revenue	$5,908	$6,475	$12,382	$31,368
Gross profit	3,111	3,257	5,276	12,693
Net income (loss) from continuing operations	(379)	(491)	(9,415)	1,613
Net income (loss) from discontinued operations	(591)	(496)	(598)	(803)
Net income (loss)	(970)	(987)	(10,013)	810
Basic and diluted earnings (loss) per share	$(0.04)	$(0.04)	$(0.47)	$0.04

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

Proxim Wireless operates in the broadband wireless equipment market place.  Proxim Wireless is a designer, manufacturer, and seller of wireless telecommunications equipment (“Equipment”) which generated the substantial majority of the Company’s revenues and expenses during the twelve months ended December 31, 2007.

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

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net revenue and expenses during the reporting period, and related disclosure of contingent assets and liabilities for the period reported and as of the date of the financial reports. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and such differences could be material.

We believe the accounting policies described below are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our financial condition and results of operations:

 Revenue Recognition

Product revenue is generally recognized upon shipment in accordance with Staff Accounting Bulletin 104 (“SAB 104”), when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collect ability is reasonably assured. The company offers most stocking distributors a stock rotation right pursuant to which they may return products that have been recently purchased provided they place an equal value order for new products from us and the value of the returned products is a small fraction  of the value of products purchased from us in the preceding quarter. In general, we also offer most stocking distributors price protection on products in their inventory or recently purchased from us in cases where we reduce prices on these products. In both cases , the distributors would receive a credit which can be used for purchase of additional products from us. In a small number of cases, we have agreed to accept return of discontinued or obsolete products. For other customers, we provide quarterly or annual rebates based on achievement of performance targets, loyalty discounts, and/or sales discounts.  We apply SFAS No. 48,”Revenue Recognition When Right if Return Exists,” in determining when to recognize revenue.  Under SFAS No. 48 revenue can be recognized if all of the following conditions are met:

1.	price is fixed and determinable at the date of sale;
2.	buyer’s payment obligation is not contingent on resale;
3.	buyer’s payment obligation would not be changed in the event of theft or physical damage of the product;
4.	buyer acquiring the product for resale has economic substance apart from that provided by the seller;
5.	seller does not have significant obligations for future resale of the product; and
6.	the amount of future returns can be reasonably estimated.

Based on our application of the SFAS No. 48 principles to our different customers, we currently recognize some revenue on a “sell in” basis and some on a deferred “sell through” basis.  Generally factors 2 through 5 are satisfied upon our delivery of the products to our customer. The estimation of future returns depends on contractual terms and our historical experience with the customer.

Proxim revenue consists of direct shipments to customers or other equipment manufacturers (OEM), and distributors who resell our products to third party customers.

In the case of direct customers or OEM manufacturers we recognize revenue at point of shipment from either Proxim’s facility or from our contract manufacturer’s facilities when the product is shipped from the respective docks since title and acceptance are passed to the end customer. We meet the conditions of SAB 104, and SFAS 48 for revenue recognition at point of shipment for direct customer and OEM sales.

In the case of Proxim products which are sold to distributors we generally recognize revenue to most distributors on a “sell in” basis at point of shipment since we have met all of the conditions specified in SAB104, and SFAS 48 at point of shipment to the distributors.

As mentioned previously we offer most stocking distributors a stock rotation right pursuant to which they may rotate products for comparable value in their inventory that have been recently purchased from us and the value of the returned product is a relatively small percentage of the product purchased from us in the preceding quarter. In addition, we also offer most stocking distributors price protection on products in their inventory and recently purchased from us in cases where we have reduced prices on those products. These stock rotations and price discounts must be claimed and exercised within a one to two quarter time frame to be valid.

In the case of our three largest stocking distributors, although they have comparable distribution contracts to the smaller distributors, we have historically deferred revenue for shipments which are either in transit to them, or are included in their period ending inventory reports. This revenue deferral practice for larger distributors has been applied historically by Proxim. These larger distributors have historically returned more product and requested larger stock rotations and price discounts versus the smaller distributors which was the primarily reason that we have historically recognized their revenue using the “sell through” methodology. Under the “sell through” methodology we recognize revenue when our products are sold by these three largest stocking distributors.

For our services business, prior to discontinuing the service operations on July 31, 2007, we recognized revenue when the customer paid for and then had access to our network for the current fiscal period. Any funds the customer paid for future fiscal periods were treated as deferred revenue and recognized in future fiscal periods for which the customer was granted access to our network.  The Company did not have revenue from multiple deliverable arrangements during the years ended December 31, 2007, 2006, and 2005.

Accounts Receivable Valuation

We maintain allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We assess the customer’s ability to pay based on a number of factors, including past transaction history with the customer as well as their creditworthiness. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of any of our customers were to deteriorate in the future, resulting in an impairment of their ability to make payments, or they express unwillingness to pay for whatever reason, additional allowances may be required. We reserve 100% of outstanding receivable balances (a) from insolvent customers and (b) from customers which are delinquent by six months or more. We reserve 50% of outstanding receivable balances that are between 3 months to 6 months delinquent and subject to adjustments, as considered appropriate for specific situations.

Inventory Valuation

Inventories are stated at the lower of standard cost, which approximates actual cost under the first-in, first-out method, or market value. We perform a detailed assessment of inventory at each year-end balance sheet date, which includes, among other factors, a review of component demand requirements, product lifecycle and product development plans, and quality issues.  Manufacturing inventory includes raw materials, work-in-process, and finished goods. Inventory valuation provisions are based on an excess obsolete report which captures all obsolete parts and products and all other inventory, which have quantities in excess of one year’s projected demand, or in the case of service inventories demand of up to five years.  As a result of this assessment, we write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated liquidation value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  In addition, on an annual basis we conduct a lower of cost or market evaluation which may necessitate additional inventory provisions.

Goodwill

The carrying values of goodwill and other intangible assets are reviewed for possible impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  Proxim’s accounting policy for goodwill impairment requires annual testing for impairment of goodwill and intangible assets with indefinite lives in accordance with SFAS 142 guidelines. Goodwill and intangible assets are also subject to review for impairment when circumstances or events occur during the year which indicates that the asset may be impaired.

Assessing goodwill for impairment involves the two steps:

a.
Determine whether impairment exists. The first step of the impairment test is to determine whether impairment exists by comparing the fair value of the reporting unit with its carrying value (including goodwill).  If the fair value is not impaired, the second step of impairment is not necessary. If the fair value is less than the recorded amount, impairment exists and the second step of the test is performed.

b.
Measure the amount of the impairment loss. The second step of the impairment test measures the amount of impairment loss by comparing the fair value of reporting unit goodwill to its carrying amount. If the carrying amount of the reporting unit goodwill is greater than the implied fair value, an impairment loss equal to the difference is recognized and goodwill is written down. The implied fair value of the reporting unit goodwill is the excess of the fair value of reporting unit over the amounts assigned to the assets and liabilities.

Proxim determines for each of its reporting units if there are any impairment charges for these units using the fair value approach, incorporating the discounted cash flow method and a market approach using the public company method. In performing this analysis, Proxim uses its historical operating results, a review of the marketplace and industries in which it operates, and its expectations of future operations. Based on SFAS 142 guidelines, impairment loss shall be recognized if the carrying amount of a long-lived asset is recoverable and exceeds its fair value.

Capitalized Software

We capitalize certain software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. We begin capitalizing software development costs upon the establishment of technological feasibility, which is established upon the completion of a working model or a detailed program design. Costs incurred prior to technological feasibility are charged to expense as incurred. Capitalization ceases when the product is considered available for general release to customers. Capitalized software development costs are amortized to costs of revenues over the estimated economic lives of the software products based on product life expectancy. Generally, estimated economic lives of the software products do not exceed three years.

Valuation of Stock-based Awards

As of December 31, 2007, we have one active stock-based employee compensation plan and four inactive (legacy) plans, which are described more fully in Note 14.

As of January 1, 2006 we account for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R. Under SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period of the individual equity instrument. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock, and expected dividends. The computation of the expected volatility assumption used in the Black-Scholes calculation for option grants is based on historical volatility as options on our stock are not traded.  The Company uses the “simplified” method to determine the expected term for the “plain vanilla” options.  We are also required to estimate the expected forfeiture of stock options in recognizing stock-based compensation expense. Further, we have elected to use the straight-line method of amortization for stock-based compensation related to stock options granted after January 1, 2006

Prior to January 1, 2006, we accounted for stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, as permitted by FASB Statement (SFAS) 123, “Accounting for Stock-Based Compensation”.

Warranties

Proxim’s standard warranty term is one year on the majority of our products and up to two years on a select group of products. At times we provide longer warranty terms.  Proxim provides an estimated cost of product warranties at the time revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and costs per claim for repair or replacement. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service labor costs incurred in correcting a product failure. Should actual product failure rates, material usage, service labor or delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Result of Operations

Comparison of Fiscal Year 2007 and 2006

The following table provides statement of operations data as a percentage of sales for the periods presented.

	2007	2006
	% of Net	% of Net	Annual Dollar	Annual
	Revenue	Revenue	Change (in 000s)	% Change
Net revenues	100%	100%	$(6,427)	(9%)
Cost of sales	56	58	(4,751)	(11)
Gross profit	44	42	(1,676)	5
Operating expenses
Selling and marketing expense	30	24	2,484	14
Restructuring and impairment costs	12	12	(756)	(8)
Research and development expense	13	20	(5,838)	(41)
General and administrative	19	16	682	6
Total operating expenses	74	72	(3,428)	(7)
Operating income (loss)	(30)	(30)	1,752	(8)
Other income	4	1	2,281	428
Income tax expense (benefit)	-	-	116	171
Income (loss) from continuing operations	(26)	(29)	3,917	18
Discontinued operations	(3)	(3)	182	10
Net income (loss)	(29)%	(32)%	4,099	18%

Sales

Sales for the year ended December 31, 2007 were $66.3 million as compared to $72.7 million for the same period in 2006, a decrease of $6.4 million or 9%.  Our revenue declined primarily due to disappointing sales results in the Americas and Asia Pacific regions.

For the years ending December 31, 2007 and 2006, international sales, excluding Canada, approximated  $36.5 million and $42.2 million, respectively, comprising 55% and 58% of our total sales.  International sales remained relatively even on a year to year basis.

Cost of goods sold and gross profit

Cost of goods sold and gross profit for the years ended December 31, 2007 were approximately $37.3 million and $29.0 million, respectively.  For the same period in 2006, costs of goods sold and gross profit were $42.1 million and $30.6 million, respectively.  This is consistent with the overall decrease in revenue level for 2007.  The cost of goods sold for the years ended December 31, 2007 and 2006 included restructuring provisions for excess and obsolete inventory totaling $2.5 million and $1.5 million, respectively.  Gross profit margin, as a percentage of sales, for the year ended December 31, 2007 was 44% with the restructuring provision and 47% without restructuring charges compared to a 42% net gross margin and 44% gross margin before restructuring costs for the same period in 2006.  The increase in net gross margin percentage was primarily due to the product mix in the current year as compared to the prior year and the higher margins recognized on our newer broadband products.

The product lines and the agreements with contract manufacturers acquired from Old Proxim brought significant production efficiencies by reducing labor costs as well as material costs due to the large volumes of raw material purchases larger contract manufacturers negotiated. As we increase our sales efforts for our new products to our customers in 2008, we believe that providing very high quality products combined with being early to market with new technologies will reduce the pressure to compete principally on price.

Sales and Marketing Expenses

Selling and marketing expenses consist primarily of employee salaries and associated costs for selling, marketing, and customer support.  Selling and marketing expenses increased to $20.2 million for the year ended December 31, 2007, from $17.7 million for the year ended December 31, 2006 representing a 14% increase from the prior year.  Sales and Marketing expenses as a percentage of sales increased to 30% in 2007 as compared to 24% in the previous year.  This increase was due primarily to increased headcount and higher related expenses due to higher travel, commission and new account development costs.

Restructuring charges related to realignment of business groups

During the year ended December 31, 2007 we recorded approximately $91,000 of restructuring charges to operating expense.  These charges consisted of one-time termination benefits related to a reduction in force, implemented in an effort to streamline operations in response to the first quarter financial results.  During the years ended December 31, 2006 and 2005, we recorded restructuring charges of $116,000 and $944,000, respectively.  These charges consisted of operating lease commitments related to facilities which were closed during the year and severance payments to employees laid off subsequent to the Old Proxim acquisition.

Restructuring charges related to the impairment of goodwill and purchased intangibles

During the year ended December 31, 2007, we recorded a charge for the impairment of amortizable intangible assets totaling $0.2 million and impairment to goodwill for $7.9 million.

During the year ended December 31, 2006, the Company recorded an $8.9 million charge for the impairment of intangible assets for the period.

Research and Development Expenses

Research and development expenses consist primarily of personnel salaries and fringe benefits and related costs associated with our product development efforts.  These include costs for development of products and components, test equipment and related facilities.  Research and development expenses decreased to $8.3 million for the year ended December 31, 2007, from $14.2 million for the year ended December 31, 2006, a $5.9 million favorable reduction in our operating expenses.  Research and development expenses decreased to 13% as a percentage of sales in 2007 compared to 20% in 2006.  The decrease in research and development expenses was primarily due to reduction in headcount costs as significant R&D activities were transferred from San Jose, California to Hyderabad, India combined with $0.8 million reduction in expenses related to software capitalization.

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries, benefits and associated costs for information systems, finance, legal, and administration of a public company.  General and administrative expenses increased to $12.3 million for the year ended December 31, 2007, from $11.6 million for the year ended December 31, 2006, a $0.7 million or 6% increase. The increase is primarily the result of higher costs for salaries, benefits and associated costs for information systems. Higher general and administrative expenses can also be attributed to increased spending for finance, legal, amortization of intangibles, administration, insurance and audit fees.  General and administrative expenses as a percentage of sales during 2007 increased to 19% as compared to 16% in 2006.

Other income (expenses)

Other income and expenses totaled approximately $2.8 million for the year ended December 31, 2007, as compared to $0.5 million for the year ended December 31, 2006.  The $2.3 million increase in other income recognized for the year ended December 31, 2007 resulted primarily from a $2.4 million gain recorded from the sale of patents combined with a gain on the sale of marketable securities of $99,000.  This was partially offset by a decrease in interest income net of interest expense by $96,000.

Adoption of New Accounting Policies

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. Stock-based compensation for the years ended December 31, 2007, 2006 and 2005 totaled approximately $2.0 million, $1.3 million and $ 0, respectively for these three years.  Stock based compensation expense is included in operating results for the fiscal years ended December 31, 2007 and 2006 but is excluded from the results of operations for the year ended December 31, 2005.

For the years ended December 31, 2007 and December 31, 2006, the operating losses were approximately $2.0 million and $1.3 million higher due to the adoption of SFAS 123R. Likewise, the basic and diluted loss per share for fiscal year 2007 and fiscal year 2006 were $0.09 and $0.06 higher due to the adoption of SFAS 123R using the fair value method for determining compensation cost.  Net cash used in operating activities and net cash provided by financing activities were not changed by the adoption of SFAS 123R.

Comparison of Fiscal Year 2006 and 2005

The following table provides statement of operations data as a percentage of sales for the periods presented.

	2006	2005
	% of Net	% of Net	Annual Dollar	Annual
	Revenue	Revenue	Change (in 000s)	% Change
Net revenues	100%	100%	$16,574	30%
Cost of sales	58	57	10,266	32
Gross profit	42	43	6,308	26
Operating expenses
Selling and marketing expense	24	17	8,129	85
Restructuring and impairment costs	12	10	3,382	60
Research and development expense	20	13	6,687	90
General and administrative	16	19	788	7
Total operating expenses	72	59	18,986	57
Operating income (loss)	(30)	(16)	(12,678)	(139)
Other income	1	1	18	3
Income tax expense (benefit)	-	-	84	(525)
Minority interest in net income (loss) of Merry Fields	-	-	101	100
Income (loss) from continuing operations	(29)	(15)	(12,643)	(146)
Discontinued operations	(3)	(5)	640	26
Net income (loss)	(32)%	(20)%	(12,003)	(108)

Sales

Sales for the year ended December 31, 2006 were $72.7 million as compared to $56.1 million for the same period in 2005, an increase of $16.6 million or 30%.  The primary reason for the increase in sales was the acquisition of the Old Proxim product lines and distribution channels on July 27, 2005. Sales through the new distribution channels totaled approximately $34.2 million for the year ended December 31, 2005.

For the years ending December 31, 2006 and 2005 international sales, excluding Canada, approximated 58% and 35%, respectively, of total sales.  The reason for the increase in international sales as a percent of sales was because a significant percentage of the sales from Old Proxim acquired products were ultimately to international customers.

Cost of goods sold and gross profit

Cost of goods sold and gross profit for the year ended December 31, 2006 were $42.1 million and $30.6 million, respectively.  Of the $42.1 million cost of goods sold, $1.5 million was a restructuring provision for excess and obsolete inventory.  The excess inventory charges were due principally to management’s decision to discontinue certain older Proxim product lines subsequent to the acquisition of the Old Proxim product lines and distribution channels.  For the same period in 2005, costs of goods sold and gross profit were $31.8 million and $24.3 million, respectively.  Gross profit, as a percentage of sales, for the years ended December 31, 2006 and 2005, was 42% and 43%, respectively.

Sales and Marketing Expenses

Selling and marketing expenses consist primarily of employee salaries and associated costs for selling, marketing, and customer support.  Selling and marketing expenses increased to $17.6 million for the year ended December 31, 2006, from $9.5 million for the year ended December 31, 2005, which is a $8.1 million increase.  Sales and Marketing expenses as a percentage of sales increased to 24% in 2006 as compared to 17% in the previous year.   This increase was due primarily to the following factors: increased sales and marketing headcount due to the acquisition of the Old Proxim sales and distribution channels in the third quarter of 2005, higher commission costs related to our higher revenue and increased salaries and increased travel by sales personnel as compared to the prior fiscal year.

Restructuring and impairment charges

During the year ended December 31, 2006 we recorded restructuring charges of approximately $116,000.  These charges consisted of one-time termination benefits related to a reduction in force, implemented in an effort to streamline operations in response to the first quarter financial results.   In comparison, for the year ended December 31, 2005 we recorded restructuring charges for severance and excess facilities of approximately $944,000.  These charges consisted of operating lease commitments related to facilities which were closed during the year, and severance payments to Terabeam employees laid off subsequent to the Old Proxim acquisition.

During the year ended December 31, 2006, we recorded a charge for the impairment of amortizable intangible assets totaling $7.8 million.  The charges consisted of:

•	A charge of $881,000 from the write off of intangibles related to the acquisition of Karlnet, Inc.

•	A $2.1 million charge related to the developed components technology acquired in the acquisition of Terabeam Corporation.

•	A charge of $4.8 million related to the developed technology acquired in the acquisition of Old Proxim in 2005.

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

During the year ended December 31, 2005, and subsequent to the Old Proxim acquisition, the restructuring of the Company and the Company’s product lines affected the carrying value of certain intangible assets, and the Company recorded a charge for the impairment of intangible assets in the accompanying 2005 financial statements totaling $4.7 million.  These charges consisted of:

•
A $3.6 million impairment charge related to the Terabeam trade name in accordance with SFAS 142.  Subsequent to the Old Proxim acquisition, the Company chose to sell its wireless equipment products under the go to market name of Proxim Wireless.  Since there will be no future revenue stream based on the Terabeam name, the Company determined that the fair value of the Terabeam trade name was de minimis.

•	A $1.1 million charge related to the write off of certain software development costs that had been previously capitalized.

Research and Development Expenses

Research and development expenses consist primarily of personnel salaries and fringe benefits and related costs associated with our product development efforts.  These include costs for development of products and components, test equipment and related facilities.  Research and development expenses increased to $14.2 million for the year ended December 31, 2006, from $7.5 million for the year ended December 31, 2005, a $6.7 million , a 90% increase to 20% of our revenue.  This increase was due primarily due to increased amortization costs, the addition of research and development engineering personnel through the acquisition of Old Proxim’s operations as well as additional prototype material and other related support costs required for our new product development, certification, and product introduction efforts.

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries, benefits and associated costs for information systems, finance, legal, and administration of a public company.  General and administrative expenses increased to $11.6 million for the year ended December 31, 2006 from $10.8 million for the year ended December 31, 2005, a $0.8 million or 7% increase. The increase is principally a result of additional headcount and related general and administrative expenses due to the acquisition of Old Proxim’s operations. However, general and administrative expenses as a percentage of sales during 2006 were reduced to 16% as compared to 19% in 2005.

Other income (expenses)

Other income and expenses totaled approximately $533,000 for the year ended December 31, 2006, as compared to $515,000 for the year ended December 31, 2005.   There was a decrease in interest income of $327,000 due to reduced cash balances primarily due to the cash used to acquire Old Proxim’s operations and ongoing operating losses.  This decrease was offset by gains on the settlement of certain old Terabeam Corporation leases and property taxes, and the sale of certain Ricochet intellectual property during 2006.

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

Liquidity and Capital Resources

General

We currently are meeting our needs for working capital through cash on hand, as well as internally generated cash from operations and other activities.  The following table shows our capital resources (in thousands):

	December 31,
	2007	2006
Working capital	6,472	10,432
Cash and cash equivalents	6,329	10,290
Short term investments	-	168
Restricted cash	76	76

For the year ended December 31, 2007, cash used by continuing operations was approximately $4.4 million.  Cash required by continuing operations includes a net loss of $17.4 million and an increase in working capital requirements of $4.2 million, partially offset by $17.3 million of non-cash items.  The non-cash items included $8.1 million of restructuring charges for the impairment of goodwill and intangible assets, $3.6 million in depreciation and amortization, $2.5 million excess and obsolete inventory charge, $2.0 million in stock compensation expense, and $1.0 million in allowances and reserves provisions.  Operating cash used for discontinued operations was $1.0 million for the year ended December 31, 2007.

Net cash used in continuing operating activities decreased by $1.6 million to $4.4 million from $6.0 million for the same period in 2006.  Accounts receivable used $4.7 million of operating cash in 2007 compared to providing $2.7 million of operating cash in 2006.  Accounts receivable increased significantly in fiscal year 2007 as we extended our payment terms to key customers. These additional uses of operating cash were partially offset by $1.9 million of working capital generated by deferred revenue increase.  Accounts payable used $0.8 million of working capital in 2007 compared to requiring $1.7 million in 2006 as a result of costs due at the close of year-end 2007.  Net cash used in discontinued operations was $1.0 million, a favorable decrease from $1.5 million used in fiscal year 2006.  This reflects that our discontinued operations had decreased activity for the first seven months of this year and was sold during the third quarter.

Net cash used in investing activities from continuing operations was $1.4 million for the year ended December 31, 2007, compared with $4.6 million provided by continuing investing activities for the year ended December 31, 2006. Net cash used for investments for continuing operations in 2007 included $1.0 million for the purchase of property and equipment and $0.8 million for the purchase of capitalized software. This was partially offset by $0.3 million received from the sale of securities and $0.2 million received on the transfer of certain assets upon the sale of our discontinued operations.

Cash generated by continuing financing activities was approximately $2.6 million for the year ended December 31, 2007 as a result of issuing $7.5 million of common stock, partially offset by the repurchase of $4.0 million of common stock in the fourth quarter. License agreement payments used $0.9 million of operating cash in 2007, a $0.1 million favorable reduction from 2006 activity. There was no financing cash provided or used from discontinued operations in fiscal year 2007.

We believe that our cash on hand with cash flow from operations should be sufficient to meet the operating cash requirements over the next twelve month period. Our long-term financing requirements depend upon our results of operations and growth strategy both domestically and internationally in broadband equipment. Although the acquisition of Old Proxim’s operations in 2005 significantly increased our revenues compared to prior years, it also significantly increased both our domestic and international operating expenses and as a result our cash usage from operating losses has also increased. For fiscal 2008, we must continue to grow our revenues and adjust our operating expenses to levels that will at a minimum produce breakeven cash flow and bring us to operating profitability. Due to the fluctuations in quarterly revenue and extended payment terms, management is closely monitoring revenue trends and operating expenses, and reviewing its long term business strategy to evaluate whether there will be a requirement for external financing to fund our operations. Accordingly, our current resources may have to be supplemented through new bank debt financing, public debt or equity offerings, asset or product line dispositions, or other means due to a number of factors, including our acquisition of Old Proxim’s operations and our desired rate of future growth.  See Item 1A – Risk Factors above for a more detailed discussion of risk factors.

Contractual Obligations

We have the following contractual obligations and commercial commitments as of December 31, 2007:

	Payments due by period (numbers in thousands)
	Total	Less than 1 year	1 -3 years	4 – 5 years	After 5 years
Operating leases – buildings – in use	3,717	1,531	1,174	552	460
Operating leases – buildings – not in use	520	177	322	21	-
Purchase commitments and other	2,200	1,150	1,050	-	-
Operating leases – equipment	296	131	165	-	-
Employment Contracts	1.019	1,019	-	-	-
Total contractual cash obligations	7,752	4,008	2,711	573	460

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 was effective beginning Q1 2007.  The Company has performed a preliminary analysis under FIN 48 for the year ended December 31, 2007 and believes that any unrecognized benefits or potential interest and penalties are not material to the financial statements..

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

In December, 2007, the FASB issued SFAS 141R (“SFAS 141[R]”) Business Combinations: Applying the Acquisition Method (SFAS 141[R]). SFAS 141[R] retains the fundamental requirements of SFAS 141, but provides guidance on applying the acquisition method when accounting for similar economic events including: recognition and measurement of assets acquired, liabilities assumed and equity interests. Recognition and measurement of goodwill acquired, and gains from bargain purchase options. SFAS 141[R] is effective for years beginning on or after December 15, 2008. The Company is currently assessing the impact of SFAS 141[R] on its consolidated financial position and results of operation.

In December, 2007 the FASB issued SFAS 160, Non Controlling Interests in Consolidated Financials, an Amendment of ARB No. 51 (SFAS 160). SFAS 160 provides guidance for accounting and reporting of noncontrolling interests in consolidated financial statements, including:

•
Ownership interest in subsidiaries held by parties other then the parent should be clearly identified, labeled and presented in the consolidated financial statements with equity separate from the parent company.

•	The amount of consolidated net income attributable to the parent and to the noncontrolling interest should be clearly identified and presented on the face of the consolidated income statement.
•	Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for consistently, i.e., as equity transactions.
•	When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary must be initially measured at fair value.
•	Disclosure requirements that clearly identify and distinguish between the interests of the parent and those of the noncontrolling owners.

SFAS 160 is effective for years beginning on or after December 15, 2008. The Company is currently assessing the impact of SFAS 160 on its consolidated financial position and results of operation.

Detailed information regarding the impact of new accounting standards adopted during 2007 can be found under the caption: “Note 2: Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

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

As of December 31, 2007, we had bank balances of cash and cash equivalents of approximately $6.3 million and restricted cash of approximately $0.1 million.  All these funds are on deposit in short-term accounts with two major domestic and two major international organizations.  Therefore, we do not expect that an increase in interest rates would materially reduce the value of these funds.  The primary risk to loss of principal is the fact that these balances are only insured by the Federal Deposit Insurance Corporation up to $100,000 per bank.  At December 31, 2007, the uninsured portion totaled approximately $5.9 million.

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

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk.

See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Disclosures about Market Risk.

Item 8.           Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

TO THE BOARD OF DIRECTORS
PROXIM WIRELESS CORPORATION
San Jose, California

We have audited the accompanying consolidated balance sheets of PROXIM WIRELESS CORPORATION (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2007, 2006 and 2005.  We also have audited the related financial statement Schedule II for the years ended December 31, 2007, 2006 and 2005.  These consolidated financial statements and financial statement Schedule II are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement Schedule II based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PROXIM WIRELESS CORPORATION as of December 31, 2007 and 2006 and the results of its operations and cash flows for the years ended December 31, 2007, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement Schedule II for the years ended December 31, 2007, 2006 and 2005, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Fitzgerald, Snyder & Co., P.C.

McLean, Virginia
March 27, 2008

PROXIM WIRELESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$6,329	$10,290
Investment securities – available-for-sale	-	168
Accounts receivable, net of allowances for doubtful accounts, returns and discounts of $2,044 for 2007 and $3,608 for 2006	10,010	5,539
Inventory	7,154	10,142
Prepaid expenses	1,029	1,246
Total current assets	24,522	27,385
Property and equipment, net	2,542	2,660
Other Assets:
Restricted cash	76	76
Goodwill	-	7,922
Intangible assets, net	9,015	11,545
Deposits and prepaid expenses	255	287
Total other assets	9,346	19,830
Total assets	$36,410	$49,875
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$12,984	$13,887
Deferred revenue	4,001	2,198
License agreement payable - current maturities	1,065	868
Total current liabilities	18,050	16,953
License agreement payable, net of current maturities	1,023	2,088
Total liabilities	19,073	19,041
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 4,500,000 shares authorized, none issued at December 31, 2007 and December 31, 2006	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized, 23,519,069 issued and outstanding at December 31, 2007 and 21,552,572 issued and outstanding at December 31, 2006	235	216
Additional paid-in capital	63,451	57,976
Accumulated deficit	(46,349)	(27,285)
Accumulated other comprehensive income:
Net unrealized loss on available-for-sale securities	-	(73)
Total stockholders’ equity	17,337	30,834
Total liabilities and stockholders’ equity	$36,410	$49,875

See accompanying notes to consolidated financial statements.

PROXIM WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)

	For the Years Ended December 31,
	2007	2006	2005
Revenues	$66,280	$72,707	$56,133
Cost of goods sold	34,844	40,560	29,653
Restructuring provision for excess and obsolete inventory	2,467	1,502	2,143
Gross profit	28,969	30,645	24,337
Operating expenses:
Selling costs	20,152	17,668	9,539
Restructuring charges	91	116	944
Restructuring charge for impairment of intangibles assets and goodwill	8,143	8,874	4,664
Impairment of service reporting unit goodwill	-	-	-
General and administrative	12,298	11,616	10,828
Research and development	8,313	14,151	7,464
Total operating expenses	48,997	52,425	33,439
Operating loss	(20,028)	(21,780)	(9,102)
Other income (expense):
Interest income (expense)	208	368	695
Interest expense	(126)	(190)	(161)
Gain on sale of assets	23	202	-
Other income (expense)	2,709	153	(19)
Total other income (expense)	2,814	533	515
Loss from continuing operations before income taxes and minority interest	(17,214)	(21,247)	(8,587)
Provision (benefit) for income taxes	184	68	(16)
Loss from continuing operations before minority interest	(17,398)	(21,315)	(8,571)
Minority interest in net income of Merry Fields	-	-	(101)
Loss from continuing operations	(17,398)	(21,315)	(8,672)
Loss from discontinued operations, net of income taxes	(1,666)	(1,848)	(2,488)
Net income (loss)	$(19,064)	$(23,163)	$(11,160)

Weighted average shares - basic and diluted	23,278	21,523	21,801

Net loss per share from continuing operations- basic and diluted	(0.75)	(0.99)	(0.40)
Net loss per share from discontinued operations- basic and diluted	(0.07)	(0.09)	(0.11)
Net loss per share - basic and diluted	$(0.82)	$(1.08)	$(0.51)

See accompanying notes to consolidated financial statements.

PROXIM WIRELESS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Minority Interest	Accumulated Other Comprehensive (Loss) Income	Total
Balances, December 31, 2004	22,345,847	$228	$59,637	$7,277	$(1,155)	$-	$4	$65,991
Treasury stock purchased	(1,033,750)	(15)	(3,207)	-	1,155	-	-	(2,067)
Exercise of stock options and warrants	134,120	1	188	-	-	-	-	189
Merry Fields, loss of control	-	-	20	(239)	-	219	-	-
Minority interest in net income of Merry Fields	-	-	-	-	-	101	-	101
Deconsolidation of Merry Fields	-	-	-	-	-	(320)	-	(320)
Comprehensive income:
Net income (loss)	-	-	-	(11,160)	-	-	-	(11,160)
Unrealized gain (loss) on investments, net of reclassification adjustments	-	-	-	-	-	-	(16)	(16)
Total comprehensive income (loss)	-	-	-	(11,160)	-	-	(16)	(11,176)
Balances, December 31, 2005	21,446,217	$214	$56,638	$(4,122)	$-	$-	$(12)	$52,718
Exercise of stock options and warrants	106,355	2	79	-	-	-	-	81
Employee stock option amortization	-	-	1,259	-	-	-	-	1,259
Comprehensive income:
Net income (loss)	-	-	-	(23,163)	-	-	-	(23,163)
Unrealized gain (loss) on investments, net of reclassification adjustments	-	-	-	-	-	-	(61)	(61)
Total comprehensive income (loss)	-	-	-	(23,163)	-	-	(61)	(23,224)
Balances, December 31, 2006	21,552,572	$216	$57,976	$(27,285)	$-	$-	$(73)	$30,834
Exercise of stock options and warrants	1,797		3	-	-	-	-	3
Common stock issued	4,300,000	43	7,425	-	-	-	-	7,468
Common stock retired	(2,335,300)	(24)	(3,946)	-	-	-	-	(3,970)
Employee stock option amortization	-	-	1,993	-	-	-	-	1,993
Comprehensive income:
Net income (loss)	-	-	-	(19,064)	-	-	-	(19,064)
Unrealized gain (loss) on investments, net of reclassification adjustments	-	-	-	-	-	-	73	73
Total comprehensive income (loss)	-	-	-	(19,064)	-	-	73	(18,991)
Balances, December 31, 2007	23,519,069	$235	$63,451	$(46,349)	$-	$-	$-	$17,337

See accompanying notes to consolidated financial statements.

PROXIM WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For The Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net Income (loss)	$(19,064)	$(23,163)	$(11,160)
Less: Net Income from discontinued operations	(1,666)	(1,848)	(2,488)
Net income (loss) from continuing operations	(17,398)	(21,315)	(8,672)
Depreciation and amortization	3,619	5,050	2,857
(Gain) loss on disposal of equipment and long-term assets	150	-	-
Loss (gain) on disposal of available-for-sale securities	(99)	30	120
Bad debt allowance	244	95	415
Inventory allowance	754	(1,190)	-
Employee stock option amortization	1,993	1,259	-
Restructuring charge for impairment of intangible assets	220	8,874	4,664
Restructuring provision for excess and obsolete inventory	2,467	1,502	2,143
Restructuring provision for impairment of goodwill	7,922	-
Impairment of service unit goodwill	-	-	200
Changes in assets and liabilities affecting operations:
Restricted cash	-	-	60
Accounts receivable, net	(4,731)	2,668	(1,607)
Inventory	(766)	(611)	(33)
Deposits	1	(431)	(181)
Prepaid expenses and other assets	172	61	(770)
Refundable income taxes	(37)	-	151
Accounts payable and accrued expenses	(769)	(1,695)	3,145
Deferred revenue	1,885	(283)	2,366
Net cash provided by (used in) continuing operating activities:	(4,373)	(5,986)	4,858
Net cash provided by (used in) discontinued operating activities	(995)	(1,512)	(1,858)
Net cash provided by (used in) operating activities	(5,368)	(7,498)	3,000
Cash flows from investing activities:
Release of restricted cash	-	5,000	-
Proceeds on disposal of property and other assets	-	-	169
Purchase of securities	-	-	(241)
Purchase of property and equipment	(978)	(445)	(293)
Investment in capitalized software	(788)	-	(382)
Proceeds from the sale of securities	340	-	5,214
Cash used for acquisitions	-	-	(24,300)
Cash received from the acquisition of a business	-	-	384
Net cash provided by (used in) continuing investing activities:	(1,426)	4,555	(19,449)
Net cash provided by (used in) discontinued investing activities	200	-	-
Net cash provided by (used in) investing activities	(1,226)	4,555	(19,449)
Cash flows from financing activities:
Retirement of common stock	(3,970)	-	(2,069)
Issuance of common stock	7,468	-	-
Exercise of stock options and warrants	3	81	189
Repayment of license agreement payable	(868)	(962)	-
Repayment of notes payable	-	-	(2,906)
Net cash provided by (used in) continuing financing activities:	2,633	(881)	(4,786)
Net cash provided by (used in) discontinued financing activities	-	(19)	-
Net cash provided by (used in) financing activities	2,633	(900)	(4,786)
Net increase (decrease) in cash and cash equivalents	(3,961)	(3,843)	(21,235)
Cash and cash equivalents, beginning of period	10,290	14,133	35,368
Cash and cash equivalents, end of period	$6,329	$10,290	$14,133

Supplemental disclosure of cash flow information:
Cash paid for interest	$126	$119	$160
Income taxes paid	$196	$68	$-
Deconsolidation of subsidiary: Property and equipment removed	$-	$-	$1,455
Note payable removed	$-	$-	$1,194
Acquisition of license agreement in exchange for license agreement payable	$-	$-	$2,956

See accompanying notes to consolidated financial statements.

PROXIM WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Organization

We provide high-speed wireless communications equipment and services in the United States and internationally.  Our systems enable service providers, enterprises, and governmental organizations to deliver high-speed data connectivity enabling a broad range of applications.  We also provide wireless solutions for the mobile enterprise, security and surveillance, last mile access, voice and data backhaul, and municipal networks.  We believe our fixed wireless systems address the growing need of our customers and end-users to rapidly and cost effectively deploy high-speed broadband communication networks.  The Company’s service business segment that was conducted through the Ricochet Networks, Inc. subsidiary was discontinued in the third quarter of 2007.  The Company now operates only one business segment, broadband wireless equipment.

2.           Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Proxim Wireless Corporation and its wholly owned subsidiaries.  Material inter-company transactions and balances have been limited in consolidation.  Through June 30, 2005, the financial statements of Merry Fields, LLC, a former affiliate, were consolidated with the financial statements of Proxim.

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

Revenue Recognition

 Product revenue is generally recognized upon shipment in accordance with Staff Accounting Bulletin 104 (“SAB 104”), when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collect ability is reasonably assured. The Company offers most stocking distributors a stock rotation right pursuant to which they may return products that have been recently purchased provided they place an equal value order for new products from us and the value of the returned products is a small fraction  of the value of products purchased from us in the preceding quarter. In general, we also offer most stocking distributors price protection on products in their inventory or recently purchased from us in cases where we reduce prices on these products. In both cases , the distributors would receive a credit which can be used for purchase of additional products from us. In a small number of cases, we have agreed to accept return of discontinued or obsolete products. For other customers, we provide quarterly or annual rebates based on achievement of performance targets, loyalty discounts, and/or sales discounts.  We apply SFAS No. 48,”Revenue Recognition When Right if Return Exists,” in determining when to recognize revenue.  Under SFAS No. 48 revenue can be recognized if all of the following conditions are met:

1.	The price is fixed and determinable at the date of sale;
2.	The buyer’s payment obligation is not contingent on resale;
3.	The buyer’s payment obligation would not be changed in the event of theft or physical damage of the product;
4.	The buyer acquiring the product for resale has economic substance apart from that provided by the seller;
5.	The seller does not have significant obligations for future resale of the product; and
6.	The amount of future returns can be reasonably estimated.

Based on our application of the SFAS No. 48 principles to our different customers, we currently recognize some revenue on a “sell in” basis and some on a deferred “sell through” basis.  Generally factors 1 through 5 are satisfied upon our delivery of the products to our customer. The estimation of future returns depends on contractual terms and our historical experience with the customer.

Proxim revenue consists of direct shipments to customers or other equipment manufacturers (OEM), and distributors who resell our products to third party customers.

In the case of direct customers or OEM manufacturers we recognize revenue at point of shipment from either Proxim’s facility or from our contract manufacturer’s facilities when the product is shipped from the respective docks since title and acceptance are passed to the end customer. We meet the conditions of SAB #104, and SFAS 48 for revenue recognition at point of shipment for direct customer and OEM sales.

In the case of Proxim products which are sold to distributors we generally recognize revenue to most distributors on a “sell in” basis at point of shipment since we have met all of the conditions specified in SAB104, and SFAS 48 at point of shipment to the distributors.

As mentioned previously we offer most stocking distributors a stock rotation right pursuant to which they may rotate products for comparable value in their inventory that have been recently purchased from us and the value of the returned product is a relatively small percentage of the product purchased from us in the preceding quarter. In addition, we also offer most stocking distributors price protection on products in their inventory and recently purchased from us in cases where we have reduced prices on those products. These stock rotations and price discounts must be claimed and exercised within a one to two quarter time frame to be valid.

In the case of our three largest stocking distributors, although they have comparable distribution contracts to the smaller distributors, we have historically deferred revenue for shipments which are either in transit to them, or are included in their period ending inventory reports. This revenue deferral practice for larger distributors has been applied historically by Proxim. These larger distributors have historically returned more product and requested larger stock rotations and price discounts versus the smaller distributors which was the primarily reason that we have historically recognized their revenue using the “sell through” methodology. Under the “sell through” methodology we recognize revenue when our products are sold by these three largest stocking distributors.

For our services business, prior to discontinuing the service operations on July 31, 2007, we recognized revenue when the customer paid for and then had access to our network for the current fiscal period. Any funds the customer paid for future fiscal periods were treated as deferred revenue and recognized in future fiscal periods for which the customer was granted access to our network.  The Company did not have revenue from multiple deliverable arrangements during the years ended December 31, 2007, 2006, and 2005.

Cash Investments

The Company considers cash on hand, deposits in banks, money market accounts and investments with an original maturity of three months or less to be cash or cash equivalents.  Investments consist of investments in investment-grade marketable equity securities.  The Company classifies the investments as available-for-sale.  Such securities are stated at fair value using published market prices, with any material unrealized holding gains or losses reported, net of any tax effects, as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.  Realized gains and losses and declines in value judged to be other than temporary, if any, are included in operations.

Accounts Receivable Valuation

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We assess the customer’s ability to pay based on a number of factors, including past transaction history with the customer as well as their creditworthiness. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of any of our customers were to deteriorate in the future, resulting in an impairment of their ability to make payments, or they express unwillingness to pay for whatever reason, additional allowances may be required. We reserve 100% of outstanding receivable balances (a) from insolvent customers and (b) from customers which are delinquent by six months or more. We reserve 50% of outstanding receivable balances that are between 3 months to 6 months delinquent subject to adjustments as considered appropriate for specific situations.

Inventory Valuation

 Inventories are stated at the lower of standard cost, which approximates actual cost under the first-in, first-out method, or market value. We perform a detailed assessment of inventory at each year-end balance sheet date, which includes, among other factors, a review of component demand requirements, product lifecycle and product development plans. Manufacturing inventory includes raw materials, work-in-process, and finished goods. Inventory valuation provisions are based on an excess obsolete report which captures all obsolete parts and products and all other inventory, which have quantities in excess of one year’s projected demand, or in the case of service inventories demand of up to five years. Individual line item exceptions are identified for either inclusion or exclusion from the inventory valuation provision.  As a result of this assessment, we write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  In addition, on an annual basis we conduct a lower of cost or market evaluation which may necessitate additional inventory provisions.

Warranty Provision

Proxim’s standard warranty term is one year on the majority of our products and up to two years on a select group of products.  At times we provide longer warranty terms.  Proxim provides an estimated cost of product warranties at the time revenue is recognized.  Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and costs per claim for repair or replacement. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service labor costs incurred in correcting a product failure. Should actual product failure rates, material usage, service labor or delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Property and Equipment

Property and equipment is recorded at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which range from two to seven years for personal property and 39 years for real property.

Goodwill

The carrying values of goodwill and other intangible assets are reviewed for possible impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Proxim’s accounting policy for goodwill impairment requires annual testing for impairment of goodwill and intangible assets with indefinite lives in accordance with SFAS 142 guidelines. Goodwill and intangible assets are also subject to review for impairment when circumstances or events occur during the year which indicates that the asset may be impaired.

Assessing goodwill for impairment involves the following two steps:

a.
Determine whether impairment exists. The first step of the impairment test is to determine whether impairment exists by comparing the fair value of the reporting unit with its carrying value (including goodwill).  If the fair value is not impaired, then the second step of impairment is not necessary. If the fair value is less than the recorded amount, impairment exists and the second step of the test is performed.

b.
Measure the amount of the impairment loss. The second step of the impairment test measures the amount of impairment loss by comparing the fair value of reporting unit goodwill to its carrying amount. If the carrying amount of the reporting unit goodwill is greater than the implied fair value, an impairment loss equal to the difference is recognized and goodwill is written down. The implied fair value of the reporting unit goodwill is the excess of the fair value of reporting unit over the amounts assigned to the assets and liabilities.

Proxim determines for each of its reporting units if there are any impairment charges for these units using the fair value approach, incorporating the discounted cash flow method and a market approach using the public company method. In performing this analysis, Proxim uses its historical operating results, a review of the marketplace and industries in which it operates, and its expectations of future operations. Based on SFAS 142 guidelines, impairment loss shall be recognized if the carrying amount of a long-lived asset is recoverable and exceeds its fair value.

Intangible Assets

Intangible assets are accounted for in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Intangible assets with finite lives are amortized over the estimated useful lives using the straight-line method.  The carrying values of purchased intangible assets are reviewed for possible impairment when events or changing circumstances indicate that the carrying amount of such assets may not be recoverable. We test our intangible assets annually during the second half of the year unless there are indications during an interim period that such assets may have become impaired. Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities may signal that an intangible asset has become impaired.  An impairment loss on purchased intangibles with finite lives is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value.  For either type of asset, after a loss is recognized, the adjusted carrying amount of the intangible asset becomes its new accounting basis.

Capitalized Software

We capitalize certain software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed . We begin capitalizing software development costs upon the establishment of technological feasibility, which is established upon the completion of a working model or a detailed program design. Costs incurred prior to technological feasibility are charged to expense as incurred. Capitalization ceases when the product is considered available for general release to customers. Capitalized software development costs are amortized to costs of revenues over the estimated economic lives of the software products based on product life expectancy. Generally, estimated economic lives of the software products do not exceed three years.

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

Stock based compensation

Beginning in 2006, we account for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R. Under SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period of the individual equity instrument. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock, and expected dividends. The computation of the expected volatility assumption used in the Black-Scholes calculation for option grants is based on historical volatility as options on our stock are not traded.  The Company uses the “simplified” method to determine the expected term for “plain vanilla” options.  In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected.

For the year ended December 31, 2007 and December 31, 2006, the loss before income taxes and the net loss was $2.0 million and $1.3 million higher due to the recognition of stock-based compensation expense under SFAS123R.  The basic and diluted loss per share for the years endings December 31, 2007 and 2006 were $0.09 and $0.06 higher, respectively, due to the adoption of SFAS 123R.  Net cash used in operating activities and net cash provided by financing activities were not changed by the adoption of SFAS 123R.

Prior to 2006, in accordance with SFAS 123, “Accounting for Stock-Based Compensation” and Statement of Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company applied APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” in accounting for its stock option plans. Under APB No. 25, no stock-based compensation cost was reflected in net income for grants of stock prior to fiscal year 2006 because the Company grants stock options with an exercise price equal to or greater than the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share for the fiscal year 2005 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to the prior-year periods (dollars in thousands, except per share data).

Pro-Forma Expense for 2005	Year End
2005
Net (loss) attributable to common shareholders as reported	$(11,160)
Less: Total stock based compensation expense determined
under the fair value method for all awards	(2,017)
Pro forma net (loss) per common share, as reported	(13,177)
Denominator for diluted loss per share	21,801
Basic net (loss) per common share, as reported	$(0.51)
Basic net (loss) per common share, pro forma	$(0.60)
Diluted net (loss) per common share, as reported	$(0.51)
Diluted net (loss) per common share, pro forma	$(0.60)

Per Share Amounts

Basic net income per common share and diluted net income per common share are presented in conformity with SFAS No. 128, Earnings per Share (“SFAS No. 128”), for all periods presented. Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Basic per share amounts are computed by using the weighted average number of shares of common stock outstanding during the period less the weighted average number of common shares subject to repurchase. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding, including dilutive common shares subject to repurchase and potential shares assuming the (i) exercise of dilutive stock options and warrants using the treasury stock method and (ii) issuance of committed but un-issued stock awards.

Under the treasury stock method, outstanding options are assumed to be exercised if their exercise price is below the average fair market value of our common stock for a given period, and the proceeds from the exercise of such options are assumed to be used by us to repurchase shares of our common stock on the open market.

Advertising

Advertising costs are expensed when incurred, and the amounts were not material for all periods presented.

Shipping and Handling Costs

Shipping and handling are charged to customers and included in both revenue and costs of goods sold on the Consolidated Statements of Operations.

Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.”  The Company had zero, $61,000, and $16,000 of unrealized losses on available-for-sale investments, net of income taxes for the years ended December 31, 2007, 2006, and 2005, respectively.  The Company recorded realized gains or (losses) of $73,000, ($32,000), and ($120,000) in 2007, 2006 and 2005, respectively, that were reclassified from accumulated other comprehensive income.  The unrealized losses represent reclassification adjustments for gains realized in net income.

Foreign Currency Transactions

The functional currency of the Company's operations in all countries is the U.S. dollar. Sales and purchase transactions are generally denominated in U.S. dollars. Foreign currency transaction gains and losses are included in the statement of operations and were not material for each period presented.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and license agreements payable approximate fair value.  Investment securities available for sale are recorded at estimated fair value based on quoted market prices where available.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective beginning Q1 2007.  The Company evaluated the impact of implementation on the consolidated financial statements. The Company has performed a preliminary analysis under FIN 48 for the year ended December 31, 2007 and believes that any unrecognized benefits or potential interest and penalties are not material to the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements in financial statements, but standardizes its definition and guidance in GAAP. Thus, for some entities, the application of this statement may change current practice. SFAS 157 is effective for the Company beginning on January 1, 2008. The Company is currently evaluating the impact that the adoption of this statement may have on its consolidated financial position and results of operations.

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

In December, 2007, the FASB issued SFAS 141R (“SFAS 141[R]”) Business Combinations: Applying the Acquisition Method (SFAS 141[R]). SFAS 141[R] retains the fundamental requirements of SFAS 141, but provides guidance on applying the acquisition method when accounting for similar economic events including: recognition and measurement of assets acquired, liabilities assumed and equity interests. Recognition and measurement of goodwill acquired, and gains from bargain purchase options. SFAS 141[R] is effective for years beginning on or after December 15, 2008. The Company is currently assessing the impact of SFAS 141[R] on its consolidated financial position and results of operation.

In December, 2007 the FASB issued SFAS 160, Non Controlling Interests in Consolidated Financials, an Amendment of ARB No. 51 (SFAS 160). SFAS 160 provides guidance for accounting and reporting of noncontrolling interests in consolidated financial statements, including:

•
Ownership interest in subsidiaries held by parties other then the parent should be clearly identified, labeled and presented in the consolidated financial statements with equity separate from the parent company.

•	The amount of consolidated net income attributable to the parent and to the noncontrolling interest should be clearly identified and presented on the face of the consolidated income statement.
•	Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for consistently, i.e., as equity transactions.
•	When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary must be initially measured at fair value.
•	Disclosure requirements that clearly identify and distinguish between the interests of the parent and those of the noncontrolling owners.

SFAS 160 is effective for years beginning on or after December 15, 2008. The Company is currently assessing the impact of SFAS 160 on its consolidated financial position and results of operation.

3.           Inventory and Restructuring Provision for Excess and Obsolete Inventory

Inventory consisted of the following:

(in thousands)
	December 31,	December 31,
	2007	2006

Raw materials	$6,748	$8,247
Work in process	374	480
Finished goods	7,531	11,068
	14,653	19,795
Allowance for excess and obsolescence and other reserves	(7,499)	(9,653)
Net Inventory	$7,154	$10,142

During the year ended December 31, 2007, the Company recorded a $2.5 million inventory restructuring provision for excess and obsolete inventory related to certain under-performing product lines.

During the year ended December 31, 2006, the Company recorded a $1.5 million restructuring provision for excess and obsolete inventory as part of the Company's restructuring activities. The excess inventory charges were due principally to management’s decision to discontinue certain older Proxim product lines subsequent to the acquisition of the Old Proxim product lines and distribution channels.

During the quarter ended September 30, 2005, the Company recorded a $2.1 million restructuring provision for excess and obsolete inventory as part of the Company’s restructuring activities.  The excess inventory charges were due principally to management’s decision to discontinue certain older Proxim product lines subsequent to the acquisition of the old Proxim product line and distribution channels.

4.            Restructuring Charges for Severance and Excess Facilities

The Company accounts for restructuring charges under the provisions of Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities”.

During the year ended December 31, 2007, the Company recorded restructuring charges of approximately $91,000.  These charges consisted of one-time termination benefits related to a reduction in force, implemented in an effort to streamline operations in response to the first quarter financial results.

During the year ended December 31, 2006, and subsequent to the Old Proxim acquisition, the Company recorded restructuring charges of approximately $116,000.  These charges consisted of one-time termination benefits related to a reduction in force subsequent to the Old Proxim acquisition.

During the year ended December 31, 2005, and subsequent to the Old Proxim acquisition, the Company recorded restructuring charges of approximately $944,000.  These charges consisted of operating lease commitments related to facilities where were closed during the quarter and severance payments to Terabeam employees laid off subsequent to the Old Proxim acquisition.

5.	Intangible Assets and Goodwill

The following table presents details of the Company’s intangible assets with indefinite and definite useful lives (in thousands):

Schedule of Non-amortizable (Indefinite life) Assets:

	December 31,
	2007	2006
	(in thousands)
Trade names – indefinite useful life	$2,250	$2,250
Less: Impairment charges and disposals	(1,470)	(1,100)
Trade names – indefinite useful life, net	$780	$1,150

Schedule of Amortizable (Definite life) Assets:

	December 31,
	2007	2006
	(in thousands)
Patents, customer relationships and other technologies with identifiable useful lives	$11,308	$14,521
Total amortizable intangible assets	11,308	14,521
Less: accumulated amortization	(3,073)	(4,126)
Amortizable intangible assets, net	$8,235	$10,395

Amortization expense for years ended December 31, 2007, 2006 and 2005, totaled approximately $2.1 million, $3.4 million and $2.6 million, respectively.  The weighted average estimated useful life is 4.7 years.  There is no estimated residual value.  Estimated amortization expense is $2.1 million, $1.9 million, $1.7 million, $1.1 million and $1.4 million, respectively, for the calendar years 2008 through 2014.

Schedule of Goodwill

At December 31, goodwill consisted of the following (in thousands):

Acquisition	2007	2006
KarlNet	$-	$2,491
Terabeam	-	3,322
Old Proxim	-	2,109
Goodwill	$-	$7,922

Restructuring Provision for Impairment of Goodwill and Intangible Assets

During the years ended December 31, 2007, 2006 and 2005, in accordance with the guidance contained in the Financial Accounting Standards Board Statement of SFAS No. 142, “Goodwill and Other Intangible Assets”, and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tested goodwill and certain intangible assets for impairment where management has assessed that certain indicators (e.g.

market conditions, sales level, product viability) has suggested that these assets might be impaired.  An impairment loss on such assets is recognized if the carrying amount of goodwill or an intangible asset is not recoverable and its carrying amount exceeds its fair value.

2007 Assessment:

During the fourth quarter 2007, the Company recorded a charge for the impairment of amortizable intangible assets totaling $ 220,000 for the partial impairment of the Proxim trade name.  A charge of $7.9 million related to goodwill from three acquisitions in which the carrying value of the goodwill was considered non -recoverable.

2006 Assessment:

During the third quarter 2006, the Company recorded a charge for the impairment of amortizable and non-amortizable intangible assets totaling $8.9 million.  This restructuring expense consisted of:

A $2.1 million charge related to the developed components technology acquired in the acquisition of Old Proxim in 2004.

A $4.8 million charge related to the developed technology acquired with the purchase of  Old Proxim.

A $1.1 million charge related to impairment identified with the Proxim trade name and $0.9 million charge identified to the impairment of Karlnet customer relationship from discontinued products.

2005 Assessment:

A $3.6 million impairment charge related to the Terabeam trade name.   Subsequent to the Old Proxim acquisition, the Company chose to sell its wireless equipment products under the go to market name of Proxim Wireless.

A $1.1 million charge related to the write off of certain software development costs previously capitalized.  The Company abandoned development of its Logan software development project after acquiring similar software in the Proxim acquisition due to market timing issues.

6.            Investment Securities

Cost basis of investments are determined for securities purchased through a securities broker at cost of the security plus acquisition costs.  Cost basis of securities acquired with the purchase of a company, such as with Proxim Wireless, are based on quoted market prices on the date of acquisition.  Gain or loss on securities is computed using cost basis of first-in, first-out (FIFO) basis.

Investment securities are summarized as follows (in thousands):

	December 31,
	2007		2006
	Cost Basis	Carrying Value	Cost Basis	Carrying Value
Available-for-sale:	-	-	-	-
Equity investments	$-	$-	$240	$168
Total	$-	$-	$240	$168

The net realized gains (losses) on investment securities included in earnings are as follows (in thousands):

	2007	2006	2005
Equity securities	$99	$(30)	$(120)

7.            Property and Equipment

Property and equipment consisted of the following balances for the dates indicated (in thousands):

	December 31,
	2007	2006
Building and improvements	$580	$469
Capitalized software	1,663	1,033
Equipment	3,997	4,065
	6,240	5,567
Less: accumulated depreciation	(3,698)	(2,907)
Property and equipment, net	$2,542	$2,660

Depreciation expense totaled approximately $1.5 million, $1.7 million, and $0.9 million, respectively, for the periods ended December 31, 2007, 2006, and 2005.

8.            Allowance for Bad Debt, Sales Returns and Discounts

The following is a summary of the movements in allowance for bad debt, sales returns and discounts during the year ended December 31, 2007 and 2006 (in thousands):

	Bad Debt Reserve		Allowances And Returns		Total Reserves and Allowances
	2007	2006	2007	2006	2007	2006
Balance as of January 1	$1,663	$7,342	$1 ,945	$1,786	$3,608	$9,128
Increase (decrease) to the provision	244	95	6,280	8,746	6,524	8,841
Charge offs and other adjustments made during the period	(991)	(5,774)	(7,097)	(8,587)	(8,088)	(14,361)
Balance as of December 31	$916	$1,663	$1,128	$1,945	$2,044	$3,608

For the years ended December 31, 2007, 2006 and 2005, the increase to the bad debt provision, returns and discounts were approximately $6.6 million, $8.8 million and $9.2 million, respectively.

9.            Allowance for Product Warranty Costs

The following table presents a summary of the changes to product warranty costs during the year ended December 31, 2007 and 2006 (in thousands):

	Product Warranty Costs
	2007	2006
Balance as of January 1	$1,102	$1,366
Warranty claims provided for	567	575
One time reduction of excess warranty reserve	(539)	-
Settlements and other provision adjustments	(433)	(839)
Balance as of December 31	$697	$1,102

Warranty costs were significantly reduced for the twelve months ended December 31, 2007 versus the comparable period ended December 31, 2006. This reduction was due to an analysis performed by the Company of allowance for product warranty costs utilizing updated information of actual costs and changes that have been made to the  Company’s warranty policy. The Company booked a change in estimate of allowance for product warranty cost of goods sold during the quarter ended March 31, 2007.

10.           Patent License Agreement – License Agreement Payable

In February 2006, Proxim Wireless Corporation and its subsidiaries entered into a settlement agreement with Symbol Technologies, Inc. and its subsidiaries (“Symbol”) resolving all outstanding litigation between the companies.

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

	December 31,
	2007	2006
Current portion of payable	1,065	868
Long term portion of payable	1,023	2,088
Total license Agreement Payable	$2,088	$2,956

Payouts of License Agreements are as follows as of December 31, (in thousands):

2008	$1,065
2009	$1,023
2010 and beyond	$-

11.           Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2007, 2006, and 2005, respectively, is (in thousands):

	December 31,
	2007	2006	2005
Current tax expense (benefit)
Federal	$-	$-	$-
State	6	68	(16)
Foreign	178	-	-
	$184	68	(16)
Deferred tax expense (benefit)
Federal	-	-	-
State	-	-	-
Foreign	-	-	-
Total Deferred	-	-	-

Total Provision	$184	$68	$(16)

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows:

	December 31,
	2007	2006	2005
Tax expense (benefit) at U.S. statutory rate	$(6,608)	$(8,107)	$(3,906)
State income taxes	6	(927)	(446)
Change in valuation allowance	3,236	1,917	5,430
Permanent tax differences	-	7,185	(1,073)
Non deductible impairment charges	2,850	-	-
Non deductible stock compensation expense	698	-	-
Other differences	2	-	(21)

Provision (benefit) for income taxes	$184	$68	$(16)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2007	2006
Deferred Tax Asset:
Federal and State Net Operating Loss	$8,700	$7,560
Inventory valuation allowance	1,200	1,335
Allowance for bad debt	1,100	(32)
Accruals	1,300	(91)
Total Deferred Tax Assets	12,300	8,772
Valuation allowance	(12,300)	(8,772)
Net Deferred Tax Assets	$-	$-

Long Term Deferred Tax Assets:
Intangible and depreciable assets	$200	$89
Valuation allowance	(200)	(89)
Net deferred tax asset (liabilities)	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.  Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.  The Valuation Allowance increased by $3.6 million, $1.9 million, and $5.4 million for the periods ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, the Company had a federal net operating loss carry forward of approximately $24 million. The net operating loss is currently expiring and will continue to do so through 2027, if not utilized.

As of December 31, 2007 the Company had state net operating loss carry forwards of approximately $12.0 million.  The net operating losses will begin expiring in 2009, if not utilized.

Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.  Such an annual limitation could result in the expiration of the net operating loss before utilization.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize any adjustment to the liability for uncertain tax positions and therefore did not record any adjustment to the beginning balance of retained earnings on the consolidated balance sheet. As of the date of adoption and at December 31, 2007, the Company had no unrecognized tax benefits and we do not expect any material change during the next year.  Interest and penalties are zero, and our policy is to account for interest and penalties in tax expense in the income statement.

We file U.S and state income tax returns with varying statutes of limitations. The tax years from 1999 forward remain open to examination due to the carryover of unused net operating losses or tax credits.

The following table summarizes the activity related to our unrecognized tax benefits:

Total
(In thousands)
Balance at January 1, 2007	$-
Increases related to current year tax positions	-

Balance at December 31, 2007	$-

12.           Commitments and Contingencies

Leases

The Company has various operating leases for equipment, office and production space.  These leases generally provide for renewal or extension at market prices.

Rent expense for the years ended December 31, 2007, 2006 and 2005 was approximately $ 2.1 million, $2.8 million, and $1.9 million, respectively.

Schedule of Contractual Commitments

Aggregate maturities of the operating leases and other contractual commitments are as follows as of December 31, 2007 (in thousands):

2008	$4,008
2009	1,918
2010	793
2011	312
2012	261
Thereafter	460
Total	$7,752

In addition, the Company has accrued liabilities of $1.1 million relating to real estate leases for currently unutilized space.  This amount relates to five remaining real estate leases acquired in connection with the acquisition of Terabeam Corporation.

13.           401(k) – Retirement Plan

The Company has a 401(k) retirement plan covering all employees who meet certain minimum eligibility requirements.  Each year employees can elect to defer the lesser of 15% of earned compensation or the maximum amount permitted by the Internal Revenue Code.  The Company makes contributions to the plan at its discretion.  The Company made no contribution to the plan for the periods ended December 31, 2007, 2006 or 2005.

14.           Stockholders’ Equity

Stock Warrants

The Company issued 2,150,000 new stock warrants with an exercise price of $2.45 per share in connection with a private placement of the Company’s common stock in July 2007.  In November 2007, 1,225,000 of those warrants were cancelled.  The remaining 925,000 warrants remain outstanding and will expire on July 23, 2012. In summary, the Company has issued warrants for its common stock as follows:

	Warrants Outstanding
	Number of Shares	Per Share Exercise Price
Outstanding December 31, 2004	841,465	$0.40 – 17.05
Warrants issued	-	$-
Warrants exercised	(31,948)	$2.08 – 2.08
Warrants expired/canceled	(371,047)	$0.40 – 17.05
Outstanding December 31, 2005	438,470	$0.40 – 5.68
Warrants issued	-	$-
Warrants exercised	(69,287)	$2.08 – 2.27
Warrants expired/canceled	(215,806)	$2.08 – 5.68
Outstanding December 31, 2006	153,377	$0.40 – 2.27
Warrants issued	2,150,000	$2.45
Warrants exercised	-	$-
Warrants anti-dilution adjustment	3,244	$-
Warrants expired/canceled	(1,326,621)	$2.02 - $2.45
Outstanding December 31, 2007	980,000	$0.40-$2.45

Expiration dates of warrants are as follows:

Expiration Date	Number of Warrants
2008	55,000
2012	925,000

Stock Options Issued

The Company has stock option plans that provide for the granting of options to employees, directors, and consultants.  The Company has one active stock plan pursuant to which stock options and stock awards may be granted and four historical stock plans pursuant to which stock options are currently outstanding but under which no more stock options or other stock awards will be issued.  The active stock plan permits the granting of options at various prices and requires that the options be exercisable at the prices and at the times as determined by the Board of Directors, not to exceed ten years from date of issuance.  As of December 31, 2007, (a) 141,823 options were available for issuance under the active stock plan; (b) 2,982,142 options were outstanding under the active stock plan; and (c) 189,073 options were outstanding under the historical stock plans.

A summary of the option activity is as follows:

	Options Outstanding
	Number of Shares	Per Share Exercise Price
Balance at December 31, 2004	1,171,634	$0.92 – 161.00
Options granted	1,488,000	$2.35 – 3.34
Options exercised	(102,172)	$1.60 – 2.47
Options expired/canceled	(514,416)	$1.60 – 161.00
Balance at December 31, 2005	2,043,046	$0.92 – 161.00
Options granted	1,118,750	$1.81 – 5.06
Options exercised	(37,068)	$1.60 – 4.00
Options expired/canceled	(532,636)	$1.32 – 17.88
Balance at December 31, 2006	2,592,092	$0.92 – 161.00
Options granted	1,154,350	$1.07 – 3.96
Options exercised	(1,797)	$1.60
Options expired/canceled	(573,430)	$1.44 – 6.35
Outstanding December 31, 2007	3,171,215	$0.92 – 161.00

A summary of the stock options outstanding and exercisable as of December 31, 2007 is as follows:

Options Outstanding				Options Exercisable
	Number Outstanding	Weighted Average Remaining	Weighted- Average	Number Exercisable	Weighted- Average
Range of Exercise Price	(in thousands)	Contractual Life	Exercise Price	(in thousands)	ExercisePrice
$ 0.92 – $ 1.44	462,000	4.9	1.36	49,166	$1.04
$ 1.63 – $ 1.98	349,733	4.3	1.83	32,739	1.93
$ 2.12 – $ 2.31	256,250	2.3	2.27	84,916	2.26
$ 2.35 – $ 2.50	351,968	2.7	2.43	303,622	2.43
$ 2.53 – $ 2.72	350,000	3.2	2.5	199,994	2.58
$ 2.73 – $ 3.03	318,148	3.1	2.80	192,590	2.75
$ 3.34 – $ 3.34	500,000	2.2	3.34	400,000	3.34
$ 3.76 – $ 3.96	219,793	3.8	3.87	61,742	3.78
$ 4.00 – $ 5.76	282,226	3.3	4.97	164,897	4.97
$ 6.35 – $ 161.00	81,097	1.3	12.61	73,133	13.25
Total	3,171,215	3.4	$2.97	1,562799	$3.49

We used the following assumptions to estimate the fair value of options granted and shares purchased under its employee stock plans and stock purchase plan for year ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Expected volatility	157% - 240%	250% - 284%	111%
Expected dividends	-	-	-
Expected term (in years)	2.5 – 4.0	4	5
Risk-free rate	4.3% - 4.8%	4.5% - 5.0%	3.6% - 3.6%

The weighted average grant date fair value of stock options granted to employees was $1.73, $2.49 and $2.38 per share during the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, $2.5 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2010.  The weighted average term of the unrecognized stock-based compensation expense is 1.8 years.

We received approximately $2,900, $80,000 and $189,000 in cash from option exercises under all stock-based compensation plans for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company uses the “simplified” method to determine the expected term for “plain vanilla” options.

We historically relied exclusively on the historical prices of our common stock in the calculation of expected volatility. Upon adoption of SFAS No. 123R on January 1, 2006 and each quarter end thereafter, we updated this estimate to reflect the volatility of our stock options at the date of grant using a combination of historical and implied volatilities. Historical volatilities are calculated based on the historical prices of our common stock over a period equal to the expected term of our option grants, while implied volatilities are derived from publicly traded options of our common stock.

15.           Earnings (Loss) per Share

	December 31,
	2007	2006	2005
	(in thousands, except per share data)
Numerator
Net loss from continuing operations	$(17,398)	$(21,315)	$(8,672)
Net loss from discontinued operations	(1,666)	(1,848)	(2,488)
Net loss	$(19,064)	$(23,163)	$(11,160)
Denominator – weighted average shares:
Denominator for basic earnings loss per share	23,278	21,523	21,801
Dilutive effect of stock options	-	-	-
Denominator for diluted loss per share	23,278	21,523	21,801
Basic and diluted loss per share from continuing operations	(0.75)	(0.99)	(0.40)
Basic and diluted loss per share from discontinued operations	(0.07)	(0.09)	(0.11)
Basic and diluted loss per share	$(0.82)	$(1.08)	$(0.51)

16.           Concentrations

The Company maintained approximately $6.3 million of cash, cash equivalent, and restricted cash balances in several banks, primarily in the U.S. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per bank.  At December 31, 2007 and 2006, the uninsured portion totaled approximately $5.9 million and $10.1 million, respectively.

As of year ending December 31, 2007, we had two customers each accounting for more than 10% of total accounts receivable for the period.

During 2007 there were three unrelated customers who each accounted for more than 10% of sales (19%, 13% and 10%).  During the years ended December 31, 2006 three unrelated customers each accounted for more than 10% of sales (16%, 10% and 10%).

For the years ended December 31, 2007, 2006, and 2005 sales to customers outside of the United States and Canada accounted for approximately 55%, 58%, and 35%, respectively, of revenues.  As of December 31, 2007, the Company had 219 employees in five leased facilities, with minor assets located outside of the United States.

	% of Company Sales
Region	2007	2006	2005
U.S and Canada	45%	42%	65%
Latin America (Mexico, Central, South America, and Caribbean) and Canada	9%	13%	8%
Asia Pacific (China, Taiwan, Japan, other Pacific territories, Australia, New Zealand)	16%	17%	11%
Europe, Middle East and Africa (E.M.E.A.)	30%	28%	16%

During 2007, there were two contract manufacturers who accounted for more than half our annual production volume.

17.           Related Party Transactions

Our Young Design, Inc. subsidiary leases a facility in Falls Church, Virginia.  The property lease for the approximately 15,000 square foot facility commenced on January 1, 2001 and terminates on December 31, 2010.  The lease provides for base monthly rent payments of $20,625 with a 3% fixed annual increase after the base year.  There were no amounts due at year end 2007 and 2006, and payments under the lease totaled approximately $249,000 and $287,000 for the years ended December 31, 2007 and 2006, respectively.

This lease was entered into at a time when Young Design, Inc. was a private company owned by two stockholders – Concorde Equity, LLC and Michael Young.  Concorde Equity was controlled by Robert Fitzgerald, who then was Chief Executive Officer of Young Design and who then became our Chief Executive Officer from April 2003 through January 2008.  In August 2000, the shareholders of Young Design formed another company owned by them called Merry Fields, LLC.  Merry Fields then purchased a building and leased the building to Young Design.  Merry Fields needed to obtain bank financing to purchase the building and, as a condition to making the loan, the bank required that Young Design guarantee Merry Fields’ loan obligations to the bank.

Proxim then acquired Young Design in April 2003. Because Proxim at the time was publicly traded, equity ownership of the company was more widely held than just the two stockholders of Young Design (who were the two equity holders of Merry Fields). Therefore, Proxim wanted the guarantee by Young Design of Merry Fields’ obligations released. In the third quarter of 2005, Young Design (then a subsidiary of Proxim) was successful in convincing the bank to release the Young Design guarantee of Merry Fields’ obligations. Once the Young Design bank guarantee was released in 2005, Proxim no longer had the obligation to bear expected losses of Merry Fields. Further Merry Fields paid off the bank loan in full in approximately June 2006.

In accordance with FIN 46R, through June 30, 2005, Merry Fields was a variable interest entity and the Company was determined to be the primary beneficiary of Merry Fields.  During the year ended December 31, 2005, the Company ceased to guarantee the Merry Fields note payable and was no longer the primary beneficiary of Merry Fields.  Through June 30, 2005, the financial statements of Merry Fields were consolidated with the financial statements of the Company.  Effective with the quarter ended September 30, 2005, the financial statements of Merry Fields are no longer consolidated with the financial statements of the Company.

18.           Discontinued Operations

The Company’s Services business was discontinued in the third quarter of 2007.  That business was acquired with the acquisition of Ricochet Networks, Inc. during the second quarter of 2004 and was conducted through that Ricochet Networks subsidiary.  The Company announced the sale on July 31, 2007 of the Ricochet® wireless network and operations for greater Denver metropolitan area to Civitas Wireless Solutions, LLC (“Civitas”).  RNI received (a) the assumption by Civitas generally of obligations relating to the operation of the Ricochet® wireless network in the Denver, Colorado metropolitan area, (b) a cash payment of $200,000, (c) 15% equity ownership in Civitas, and (d) potential future payments contingent on certain future potential business of Civitas.  Ricochet Networks generally retained the obligations relating to the operation of the Ricochet network in the San Diego, California metropolitan area, the operation of which Ricochet Networks discontinued on July 31, 2007.  In addition, substantially all of Ricochet Networks’ employees were terminated effective July 31, 2007 and subsequently re-hired by Civitas.

As a result, Ricochet Networks is no longer in the business of providing wireless Internet services.  The sale of the Denver metropolitan business to Civitas, as well as reserve for closure of the San Diego network, amounted to a loss of $1.7 million for the twelve months of 2007.  Accordingly, the Services business segment is being accounted for as a discontinued operation and the results of the operations of the Services segment have been removed from the Company’s financial statements for its continuing operations for all periods and are being presented as a separate line item in the consolidated statement of operations for discontinued operations.

(in thousands)	December 31, 2007	December 31, 2006
Revenue from discontinued operations	$2,181	$2, 677
Loss on disposal of assets from discontinued operations	(581)	-
Operating loss from discontinued operations	(1,085)	(1,848)
Net loss from discontinued operations	$(1,666)	$(1,848)

Included in Proxim’s Consolidated Balance Sheet for fiscal years ended 2007 and 2006 were assets and liabilities from discontinued operations as follows (in thousands):

(in thousands)	December 31, 2007	December 31, 2006
Current assets	$69	$680
Property, plant and equipment	-	171
Other long-term assets	11	191
Current liabilities	(33)	(212)
Net assets of discontinued operations	$47	$830

19.          Quarterly Financial Data – Unaudited

The Company operates and reports financial results ending on the last calendar date of the three month period of the quarter reported and at December 31 for our fiscal year end.  Accordingly, we have indicated in our filings that our fiscal quarters end March 31, June 30, September 30 and December 31.

Quarter Results (Unaudited) (in thousands, except per share data)
2007	First	Second	Third	Fourth
Revenue	$16,674	$18,116	$16,903	$14,587
Gross profit	7,634	8,249	8,286	4,800
Net income (loss) from continuing operations	(2,726)	83	(1,658)	(13,097)
Net income (loss) from discontinued operations	(260)	(422)	(1,078)	94
Net income (loss)	(2,986)	(339)	(2,736)	(13,003)
Basic and diluted earnings (loss) per share	$(0.14)	$(0.02)	$(0.11)	$(0.52)

Quarter Results (Unaudited) (in thousands, except per share data)
2006	First	Second	Third	Fourth
Revenue	$17,646	$20,037	$17,322	$17,702
Gross profit	7,369	8,554	6,502	8,220
Net income (loss) from continuing operations	(4,205)	(2,563)	(13,079)	(1,468)
Net income (loss) from discontinued operations	(278)	(422)	(585)	(563)
Net income (loss)	(4,483)	(2,985)	(13,664)	(2,031)
Basic and diluted earnings (loss) per share	$(0.21)	$(0.14)	$(0.63)	$(0.09)

 Earnings (loss) per share calculations for each of the quarters are based on the weighted average shares outstanding for each period.  The sum of the quarters may not necessarily be equal to the full year earnings per share amounts.

20.           Commitment and Contingencies

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

On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a decision in In re Initial Public Offering Securities Litigation that six purported class action lawsuits containing allegations substantially similar to those asserted against us may not be certified as class actions due, in part, to the Appeals Court’s determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes.  On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of the Second Circuit Court of Appeals’ decision. On April 6, 2007 the Court of Appeals denied the plaintiffs’ petition for rehearing of the Court’s December 5, 2006 ruling but noted that the plaintiffs remained free to ask the District Court to certify classes different from the ones originally proposed which might meet the standards for class certification that the Court of Appeals articulated in its December 5, 2006 decision.  The plaintiffs have since moved for certification of different classes in the District Court.

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

On October 1, 2007, the plaintiffs submitted their briefing in support of their motions to certify different classes in the six focus cases.  The issuer defendants and the underwriter defendants filed separate oppositions to those motions on December 21, 2007.  The motions to certify classes in the six focus cases remain pending.  In addition, on August 14, 2007, the plaintiffs had filed amended complaints in the six focus cases.  On November 13, 2007, the issuer defendants moved to dismiss the claims against them in the amended complaints in the six focus cases.  The underwriter defendants have also moved to dismiss the claims against them in the amended complaints in the six focus cases.  Those motions to dismiss remain pending.

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

Linex Technologies Litigation

On June 1, 2007, Linex Technologies, Inc. filed suit against Proxim Wireless Corporation for alleged patent infringement in the United States District Court for the Eastern District of Texas, Marshall Division.  Other named defendants in this lawsuit are Belair Networks, Inc., Cisco Systems, Inc., Firetide, Inc., and Skypilot Networks, Inc.  This lawsuit generally alleges that Proxim’s mesh products infringe two United States patents purportedly owned by Linex.  Linex is seeking damages allegedly caused by the alleged infringement of its two patents. This matter is at an early stage.  We believe the claims against us are without merit and intend to defend the litigation vigorously.  The litigation process is inherently uncertain, however, and there can be no assurance that the outcome of these claims will be favorable for us.

KarlNet

On May 13, 2004, Proxim Wireless Corporation acquired KarlNet.  The definitive acquisition agreement contained provisions that provided for certain contingent consideration after the initial acquisition date.  Proxim Wireless Corporation may pay up to an additional $2.5 million over the two years following closing based on achievement of certain milestones and compliance with other conditions.  Although the Company has received a letter from sellers demanding payment of the first $1.0 million contingent payment, it is the Company’s position that, as of December 31, 2007, no events have occurred that have triggered the obligation to pay any of the contingent consideration.

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

21.           Subsequent Events

Pankaj Manglik was promoted to President and Chief Executive Officer of Proxim Wireless Corporation, succeeding Robert Fitzgerald, Proxim’s previous Chief Executive Officer, effective January 16, 2008.  With this move, Proxim has consolidated the position of Chief Executive Officer and President into a single position to streamline operations and decision making.  In conjunction with this action Proxim has an obligation to pay approximately $0.5 million in severance related costs during Q1, 2008.

On February 22, 2008, Proxim received a notice from The NASDAQ Stock Market stating that, for the last 30 consecutive business days, the bid price of the Company’s common stock closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 4310(c)(4).

The NASDAQ notice also stated that:

•
If, at any time before August 20, 2008, the bid price of the company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ will provide written notification that the company complies with NASDAQ Marketplace Rule 4310(c)(4).

•
If compliance with that rule cannot be demonstrated by August 20, 2008, NASDAQ will determine whether the company meets the NASDAQ Capital Market initial listing criteria set forth in NASDAQ Marketplace Rule 4310(c), except for the bid price requirement.  If the company meets the initial listing criteria, NASDAQ will notify the company that it has been granted an additional 180 calendar day compliance period.

•
If the company is not eligible for an additional compliance period, NASDAQ will provide written notification that the company’s securities will be delisted.  In that event, the company could appeal NASDAQ’s determination to delist its securities to a NASDAQ Listing Qualifications Panel.

Schedule II

Valuation and Qualifying Accounts
For The Years Ended December 31, 2007, 2006 and 2005
(in thousands)

	Balance at the beginning of the period	Additions	Deductions	Balance at the end of the period

December 31, 2005:
Allowance for uncollectible accounts, returns and discounts	$590	$9,245	$(707)	$9,128
Inventory allowance	600	10,701	(2,334)	8,967
Deferred tax allowance	1,514	5,430	-	6,944

December 31, 2006:
Allowance for uncollectible accounts, returns and discounts	$9,128	$8,841	$(14,361)	$3,608
Inventory allowance	8,967	1,920	(1,234)	9,653
Deferred tax allowance	6,944	1,917	-	8,861

December 31, 2007:
Allowance for uncollectible accounts, returns and discounts	$3,608	$6,524	$(8,088)	$2,044
Inventory allowance	9,653	3,221	(5,375)	7,499
Deferred tax allowance	8,861	3,639	-	12,500

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

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer, or CEO, and chief financial officer, or CFO, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our CEO and CFO, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Under the supervision and with the participation of our CEO and CFO, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 and concluded that it is effective.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our CEO and CFO, our management has evaluated changes in our internal control over financial reporting that occurred during our last fiscal quarter.  Based on that evaluation, our CEO and CFO did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud.  Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time.  Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance.

Information responsive to this Item in our definitive proxy statement for our 2008 annual meeting of stockholders (the “2008 Proxy Statement”) is hereby incorporated by reference.

Code of Ethics

We have adopted a statement of business conduct and code of ethics that applies to all of our directors, officers, and employees, including our principal executive officer, principal financial officer, and principal accounting officer and controller.  This statement has been posted on our website (http://www.proxim.com/about/investor/code_ethics.aspx).

Item 11.          Executive Compensation.

Information responsive to this Item in our 2008 Proxy Statement is hereby incorporated by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information responsive to this Item in our 2008 Proxy Statement is hereby incorporated by reference.

Information relating to our equity compensation plans as of December 31, 2007 appears above under Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in this Annual Report on Form 10-K.

Item 13.          Certain Relationships and Related Transactions, and Director Independence.

Information responsive to this Item in our 2008 Proxy Statement is hereby incorporated by reference.

Item 14.          Principal Accountant Fees and Services.

Information responsive to this Item in our 2008 Proxy Statement is hereby incorporated by reference.

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

3.      Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Proxim Wireless Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROXIM WIRELESS CORPORATION

Date: March 28, 2008	By:	/s/ Pankaj S. Manglik
Pankaj S. Manglik,
Chief Executive Officer

Each person whose signature appears below hereby constitutes and appoints each of Pankaj S. Manglik and Brian J. Sereda his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his own name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing as he could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Proxim Wireless Corporation and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Pankaj S. Manglik Pankaj S. Manglik	Chief Executive Officer, President, and Director (principal executive officer)	March 28, 2008
/s/ Brian J. Sereda Brian J. Sereda	Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 28, 2008
/s/ Daniel A. Saginario Daniel A. Saginario	Director	March 28, 2008
/s/ John W. Gerdelman John W. Gerdelman	Director	March 28, 2008
/s/ J. Michael Gullard J. Michael Gullard	Director	March 28, 2008
/s/ Alan B. Howe Alan B. Howe	Director	March 28, 2008
/s/ Robert A. Wiedemer Robert A. Wiedemer	Director	March 28, 2008

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1	Asset Purchase Agreement by and between the Registrant and Proxim Corporation, Proxim Wireless Networks, Inc., and Proxim International Holdings, Inc. dated as of July 18, 2005 (1)

2.2	Agreement and Plan of Merger by and among the Registrant, T-Rex Acquisition Corporation, and Terabeam Corporation dated as of April 14, 2004 (2)

2.3	Agreement and Plan of Merger by and among the Registrant, KFire Merger Corporation, KarlNet, Inc., Douglas J. Karl, and Elise L. Karl dated as of May 13, 2004 (3)

3.1	Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on May 5, 2003 (4)

3.2	Certificate of Merger of Telaxis Communications Corporation with and into YDI Wireless, Inc. as filed with the Delaware Secretary of State on July 7, 2003 (4)

3.3	Certificate of Ownership and Merger as filed with the Delaware Secretary of State on November 3, 2005 (5)

3.4	Certificate of Ownership and Merger as filed with the Delaware Secretary of State on September 4, 2007 (6)

3.5	By-laws of the Registrant (4)

3.6	Amendment 1 to By-laws of Registrant (7)

4.1	Form of certificate evidencing ownership of common stock of the Registrant

4.2	Rights Agreement by and between the Registrant and Registrar and Transfer Company, as Rights Agent dated as of May 18, 2001 (8)

4.3	Amendment No. 1 to Rights Agreement by and between the Registrant and Registrar and Transfer Company, as Rights Agent dated as of September 9, 2002 (9)

4.4	Amendment No. 2 to Rights Agreement by and between the Registrant and Registrar and Transfer Company, as Rights Agent dated as of March 17, 2003 (10)

4.5	Amendment No. 3 to Rights Agreement by and between the Registrant and Registrar and Transfer Company, as Rights Agent dated as of May 15, 2003 (4)

10.1*	1996 Stock Plan of the Registrant (11)

10.2*	Amendment No. 1 to 1996 Stock Plan of the Registrant (12)

10.3*	1997 Stock Plan of the Registrant (11)

10.4*	Amendment No. 1 to 1997 Stock Plan of the Registrant (12)

10.5*	1999 Stock Plan of the Registrant (11)

10.6*	Amendment No. 1 to 1999 Stock Plan of the Registrant (12)

10.7*	2001 Nonqualified Stock Plan of the Registrant (13)

10.8*	Amendment No. 1 to 2001 Nonqualified Stock Plan of the Registrant (12)

10.9*	Young Design, Inc. 2002 Stock Incentive Plan (14)

10.10*	2004 Stock Plan of the Registrant (12)

10.11*	Amendment No. 1 to 2004 Stock Plan of the Registrant (15)

10.12*	Amendment No. 2 to 2004 Stock Plan of the Registrant (16)

Exhibit Number	Description of Document
10.13*	Form of Non-Qualified Stock Option Agreement to be issued to Directors of the Registrant upon Initial Election or Appointment to Board of Directors (17)

10.14*	Form of Non-Qualified Stock Option Agreement to be issued to Incumbent Directors of the Registrant on an Annual Basis (17)

10.15*	Form of Incentive Stock Option Agreement for Executive Officers (18)

10.16*	Form of Indemnification Agreement, a substantially similar version of which was entered between the Registrant and each of Messrs. Fitzgerald, Saginario, Wiedemer, and Renauld (19)

10.17*	Policy Statement Concerning the Compensation of Directors of the Registrant who are not Insiders, dated February 9, 2005 (17)

10.18*	Employment Agreement between the Registrant and Pankaj S. Manglik dated as of January 16, 2008 (20)

10.19*	Form of Incentive Stock Option Agreement between the Registrant and Pankaj S. Manglik dated as of May 19, 2006 (16)

10.20*	Non-Qualified Stock Option Agreement between the Registrant and Pankaj S. Manglik dated as of January 28, 2008 (21)

10.21*	Amended and Restated Employment Agreement between the Registrant and David L. Renauld dated as of October 25, 2007 (22)

10.22*	Letter Employment Agreement between the Registrant and Brian J. Sereda dated August 2, 2006 (18)

10.23*	Employment Agreement by and between Proxim Wireless Corporation and Geoff Smith dated December 8, 2005 (23)

10.24*	Employment Agreement between the Registrant and Robert E. Fitzgerald dated as of February 9, 2005 (17)

10.25*	Non-Qualified Stock Option Agreement between the Registrant and Robert E. Fitzgerald dated as of February 9, 2005 (17)

10.26*	Separation Agreement and Release between the Registrant and Robert E. Fitzgerald dated as of February 25, 2008 (24)

10.27*	Letter Employment Agreement between the Registrant and Len Eisenstein dated May 24, 2006 (25)

10.28*	Employment Agreement by and between the Registrant and David F. Olson dated July 27, 2005 (26)

10.29*	Amended and Restated Employment Agreement by and between Proxim Wireless Corporation and David F. Olson and consented to by the Registrant, dated December 8, 2005 (23)

10.30	Secured Promissory Note from KarlNet, Inc. in favor of the Registrant dated May 13, 2004 (3)

10.31	Security Agreement between KarlNet, Inc. and the Registrant dated as of May 13, 2004 (3)

10.32	Lease Agreement by and between Young Design, Inc. and Merry Fields, LLC dated as of August 24, 2000 (4)

10.33	Office Lease by and between Ricochet Networks, Inc. and 1400 Glenarm Place Venture dated as of February 1, 2005, with related Guaranty by the Registrant in favor of 1400 Glenarm Place Venture (27)

Exhibit Number	Description of Document
10.34	Intellectual Property Agreement by and between Agere Systems, Inc. and Proxim Corporation dated August 5, 2002 (26)

10.35	Patent License Agreement by and between Agere Systems Guardian Corporation, Agere Systems, Inc. and Proxim Corporation dated August 5, 2002 (26)

10.36	Supply Agreement by and between Agere Systems, Inc. and Proxim Corporation dated August 5, 2002 (26)

10.37	Lease, dated as of May 10, 2005, by and between CarrAmerica Realty Operating Partnership, L.P. and Proxim Corporation (28)

10.38	First Amendment to Lease by and between the Registrant and CarrAmerica Realty Operating Partnership, L.P. dated as of October 31, 2005 (29)

10.39	Lease Agreement by and between the Registrant and Adom Realty Trust dated October 7, 2005 (30)

10.40	Settlement Agreement between the Registrant and Symbol Technologies, Inc. dated as of February 24, 2006 (31)

10.41	Assignment Agreement dated as of April 24, 2007 between the Registrant and SPH America, LLC (32)

10.42	Assignment Agreement dated as of April 24, 2007 among the Registrant and SPH America, LLC (32)

10.43	Purchase Agreement dated as of July 19, 2007 among the Registrant and each investor named therein (33)

10.44	Registration Rights Agreement dated as of July 23, 2007 among the Registrant and each investor named therein (33)

10.45	Form of warrant issued July 23, 2007 (33)

10.46
Purchase and Release Agreement dated as of November 1, 2007 among the Registrant and SRB Greenway Capital (Q.P.), L.P., SRB Greenway Capital, L.P., and SRB Greenway Offshore Operating Fund, L.P. and Steven R. Becker (34)

10.47
Purchase and Release Agreement dated as of November 2, 2007 among the Registrant and Clarion Capital Corporation, Clarion World Offshore Fund, Ltd., The Amended & Restated Declaration of Trust of Morton A. Cohen, Dated May 9, 2005, and Shaker Investments Tower, L.P. and Morton A. Cohen and Edward Hemmelgarn (34)

21.1	Subsidiaries of the Registrant

23.1	Consent of Fitzgerald, Snyder & Co., P.C.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certification Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350 of Chapter 63 of Title 18 of the United States Code)

99.1	Form of Noncompetition Agreement, a substantially similar version of which was entered between the Registrant and each of Douglas J. Karl and Elise L. Karl dated as of May 13, 2004 (3)

99.2	Stock Purchase Agreement by and between the Registrant and Ricochet Investments, LLC dated as of June 25, 2004 (35)

99.3	Non-Competition and Confidentiality Agreement by and among Victor Mitchell, Ricochet Networks, Inc., and the Registrant dated as of June 25, 2004 (35)

99.4	Guarantee from Victor Mitchell in favor of the Registrant dated as of June 25, 2004 (35)

99.5	Asset Purchase Agreement dated as of July 31, 2007 between Ricochet Networks, Inc. and Civitas Wireless Solutions, LLC and joined in by Judi A. Evans (36)

Exhibit Number	Description of Document
99.6	Intellectual Property Transfer and License Agreement dated as of July 31, 2007 between the Registrant and Civitas Wireless Solutions, LLC (36)

99.7	License Agreement dated as of July 31, 2007 between the Registrant and Civitas Wireless Solutions, LLC (36)

______________
All non-marked exhibits are filed herewith.
* Management contract or compensatory plan.

(1)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on July 22, 2005.
(2)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on April 16, 2004.
(3)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on May 20, 2004.
(4)	Incorporated herein by reference to the exhibits to Form 10-Q filed with the SEC on August 14, 2003.
(5)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on November 4, 2005.
(6)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on September 6, 2007.
(7)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on May 29, 2007.
(8)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on May 21, 2001.
(9)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on September 12, 2002.
(10)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on March 20, 2003.
(11)	Incorporated herein by reference to the exhibits to Form S-1 filed with the SEC on September 27, 1999 (File No. 333-87885).
(12)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on September 15, 2004.
(13)	Incorporated herein by reference to the exhibits to Form 10-Q filed with the SEC on August 10, 2001.
(14)	Incorporated herein by reference to the exhibits to Form S-8 filed with the SEC on April 11, 2003 (File No. 333-104481).
(15)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on May 27, 2005.
(16)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on May 25, 2006.
(17)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on February 15, 2005.
(18)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on August 4, 2006.
(19)	Incorporated herein by reference to the exhibits to Form 10-Q filed with the Commission on November 14, 2000.
(20)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on January 16, 2008.
(21)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on February 1, 2008.
(22)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on October 30, 2007.
(23)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on December 12, 2005.
(24)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on February 28, 2008.
(25)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on July 31, 2006.
(26)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on August 2, 2005.
(27)	Incorporated herein by reference to the exhibits to Form 10-K filed with the SEC on March 31, 2005.
(28)	Incorporated herein by reference to the exhibits to Form 10-Q filed with the SEC on August 15, 2005.
(29)	Incorporated herein by reference to the exhibits to Form 10-K filed with the SEC on March 30, 2006.
(30)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on October 26, 2005.
(31)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on February 28, 2006.
(32)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on April 30, 2007.
(33)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on July 24, 2007.
(34)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on November 6, 2007.
(35)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on July 8, 2004.
(36)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on August 6, 2007.