Form 10-Q
period 2008-03-31
PROXIM WIRELESS CORP
filed 2008-05-15
CIK 712511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________TO____________

Commission File Number 000-29053

PROXIM WIRELESS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	04-2751645
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of May 12, 2008, there were 23,519,069 shares of the registrant’s common stock outstanding.

PROXIM WIRLESS CORPORATION

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

Item 1.   Financial Statements.

Index

PROXIM WIRELESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2008	2007
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$7,838	$6,329
Accounts receivable, net	8,077	10,010
Inventory	7,817	7,154
Prepaid expenses	1,020	1,029

Total current assets	24,752	24,522

Property and equipment, net	2,418	2,542
Other Assets:
Restricted cash	76	76
Intangible assets, net	8,487	9,015
Deposits and prepaid expenses	255	255

Total other assets	8,818	9,346

Total assets	$35,988	$36,410

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$12,161	$12,984
Line of credit payable	3,000	-
Deferred revenue	6,562	4,001
License agreement payable - current maturities	1,128	1,065

Total current liabilities	22,851	18,050

License agreement payable, net of current maturities	752	1,023

Total liabilities	23,603	19,073

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 4,500,000, none issued at March 31, 2008 and December 31, 2007	-
Common stock, $0.01 par value, 100,000,000 shares authorized, 23,519,069 issued and outstanding at March 31, 2008, and December 31, 2007	235	235
Additional paid-in capital	63,771	63,451
Retained earnings (accumulated deficit)	(51,621)	(46,349)
Accumulated other comprehensive income:	-	-

Total stockholders’ equity	12,385	17,337

Total liabilities and stockholders’ equity	$35,988	$36,410

See accompanying notes

Index

PROXIM WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues	$11,247	$16,674

Cost of goods sold	6,152	9,040

Gross profit	5,095	7,634

Operating expenses:
Selling costs	5,027	4,654
General and administrative	3,411	3,008
Research and development	1,641	2,730

Total operating expenses	10,079	10,392

Operating loss	(4,984)	(2,758)

Other income (expenses):
Interest income	13	44
Interest expense	(39)	(35)
Other income (loss)	(139)	24
Gain (loss) on sale of assets	-	23

Total other income (expenses)	(165)	56

Loss before income taxes	(5,149)	(2,702)
Benefit (provision) for income taxes	72	24

Loss from continuing operations	$(5,221)	$(2,726)

Loss from discontinued operations	$(51)	$(260)

Net Income (loss)	$(5,272)	$(2,986)

Weighted average number of shares - basic and diluted used in computing net earnings (loss) per share	23,519	21,553

Basic net earnings (loss) per share:

Continuing operations	$(0.22)	$(0.13)

Discontinued operations	$(0.00)	$(0.01)

Total	$(0.22)	$(0.14)

See accompanying notes

Index

PROXIM WIRELESS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(In thousands, except share data)
(Unaudited)

					Accumulated
			Additional	Retained	Other
	Common Stock		Paid-in	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total
Balances, January 1, 2008	23,519,069	$235	$63,451	$(46,349)	$-	$17,337
Exercise of stock options and warrants	-	-	-	-	-	-
Employee stock option amortization	-	-	320	-	-	320
Common stock and warrants issued	-	-	-	-	-	-
Comprehensive income:	-	-	-	-	-	-
Net income (loss)	-	-	-	(5,272)	-	(5,272)
Unrealized gain (loss) on investments	-	-	-	-	-	-
Total comprehensive income (loss)	-	-	-	(5,272)	-	(5,272)
Balances, March 31, 2008	23,519,069	$235	$63,771	$(51,621)	$-	$12,385

See accompanying notes

Index

PROXIM WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net Income (loss)	$(5,272)	$(2,986)
Less: Loss from discontinued operations	(51)	(260)
Loss from continuing operations	(5,221)	(2,726)
Depreciation and amortization	810	976
(Gain) loss on disposal of equipment and long-term assets	151	-
Bad debt allowance (recovery)	179	(14)
Inventory allowance	1,983	(926)
Employee stock option amortization	321	477
Changes in assets and liabilities affecting operations:
Accounts receivable, net	1,754	(994)
Inventory	(2,646)	1,530
Deposits	-	1
Prepaid expenses and other assets	9	(293)
Accounts payable and accrued expenses	(793)	18
Deferred revenue	2,561	569

Net cash provided by (used in) continuing operating activities	(892)	(1,382)

Net cash provided by (used in) discontinued operating activities	(63)	(438)

Net cash provided by (used in) operating activities	(955)	(1,820)

Cash flows from investing activities:
Purchase of property and equipment	(102)	(107)
Investment in capitalized software	(226)	(271)

Net cash provided by (used in) continuing investing activities	(328)	(378)

Net cash provided by (used in) discontinued investing activities	-	32

Net cash provided by (used in) investing activities	(328)	(346)

Cash flows from financing activities:
Exercise of stock options and warrants	-	1

Proceeds from bank financing	3,000	-

Repayment of license agreement payable	(208)	(213)

Net cash provided by (used in) continuing financing activities	2,792	(212)

Net cash provided by(used in) discontinued financing activities	-	-

Net cash provided by (used in) financing activities	2,792	(212)

Net increase (decrease) in cash and cash equivalents	1,509	(2,378)

Cash and cash equivalents, beginning of period	6,329	10,290

Cash and cash equivalents, end of period	$7,838	$7,912

Supplemental disclosure of cash flow information:

Cash paid for interest	$26	$37

Income taxes paid	$74	$24

See accompanying notes

Index

PROXIM WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The consolidated financial statements of Proxim Wireless Corporation (the “Company” or “Proxim Wireless”) for the three month period ended March 31, 2008 and 2007 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods then ended.  All such adjustments are of a normal recurring nature except for the reporting of discontinued operations related to Ricochet Networks, Inc. (see Note 11).  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.

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

Proxim Wireless operates in the broadband wireless equipment market place.  Proxim Wireless is a designer, manufacturer, and seller of wireless telecommunications equipment (“Equipment”) which generated all of the Company’s  revenues and expenses during the first three months of 2008.

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

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of

Index

compensation cost at fair value for all share-based payments, including stock options. Stock-based compensation for 2007 and 2008 includes compensation expense, recognized over the applicable vesting periods, for new share-based awards and for share-based awards granted prior to, but not yet vested, as of December 31, 2005 (modified prospective application). Stock-based compensation for the three-month periods ended March 31, 2008 and March 31, 2007 totaled approximately $320,000 and $480,000, respectively

For the quarter ended March 31, 2008, the operating loss from continuing operations was $320,000 higher,  and the basic and diluted loss per share were $0.01 higher, due to the adoption of SFAS 123R.  Net cash used in operating activities and net cash provided by financing activities were not changed by the adoption of SFAS 123R.

The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions for 2008 and 2007:  risk-free interest rate of 4.26% - 5.02% and 4.50% - 4.81%, expected life of four years for both years, volatility, calculated using historical volatility, of 157% - 284% and 235% - 240% and dividend rate of zero percent, respectively.  Using these assumptions, the weighted average fair value of the stock options granted in the quarter ended March 31, 2008 was $0.82, and the weighted average fair value of the stock options granted in the same time period in 2007 was $2.09. The fair value of the stock options granted will be amortized as compensation expense over the vesting period of the options.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS 123R.

No tax effects are recognized currently for the granting of share-based compensation arrangements as the Company currently cannot estimate the realizability of related tax benefits as the Company is in a net operating tax loss position with tax NOL as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC.

3.	Comprehensive Loss

The Company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.”  During the three months ended March 31, 2008 and 2007, the Company had comprehensive losses from continuing operations of $5.2 million and $2.7 million, respectively, including approximately $ 0 and $34,000, respectively, of unrealized (losses) gains on available-for-sale investments, net of income taxes of $0 for each period.

4.	Inventory

Inventory consisted of the following at the indicated dates (in thousands):

	March 31,	December 31,
	2008	2007
	(unaudited)
Raw materials	$3,846	$6,748
Work in process	648	374
Finished goods	8,839	7,531
	13,333	14,653
Allowance for excess and obsolescence	(5,516)	(7,499)
Net Inventory	$7,817	$7,154

Index

5.	Intangibles

Schedule of Non-Amortizable Assets

	March 31,	December 31,
	2008	2007
	(in thousands)
Trade names – indefinite useful life	$780	$780
	$780	$780

Schedule of Amortizable Assets

	March 31,	December 31,
	2008	2007
	(in thousands)
Patents, customer relationships and other technologies with identifiable useful lives	$11,308	$11,308
Less: accumulated amortization	(3,601)	(3,073)
Amortizable intangible assets, net	$7,707	$8,235

Amortization is computed using the straight-line method over the estimated useful life, based on the Company’s assessment of technological obsolescence of the respective assets.  Amortization expense for the three months ended March 31, 2008 totaled approximately $0.5 million.  The weighted average estimated useful life is 4.5 years.  There is no estimated residual value.

6.	Property and Equipment

 Property and equipment consisted of the following balances for the dates indicated (in thousands):

	December 31,
	March 31,	December 31,
	2008	2007
Building and improvements	$484	$580
Capitalized Software	1,246	1,663
Equipment	4,667	3,997
	6,397	6,240
Less: accumulated depreciation	(3,979)	(3,698)
Property and equipment, net	$2,418	$2,542

Index

7.	Earnings per share
	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share data) (unaudited)

Numerator

Income (loss) from continuing operations	$(5,221)	$(2,726)

Income (loss) from discontinued operations	(51)	(260)

Net Income (loss)	$(5,272)	$(2,986)

Denominator- weighted average shares:

Denominator for basic earnings per share for continuing and discontinued operations	23,519	21,553

Denominator for diluted earnings per share	23,519	21,553

Basic & diluted earnings (loss) per share from continuing operations	$(0.22)	$(0.13)

Basic & diluted earnings (loss) per share from discontinued operations	$(0.00)	$(0.01)

Basic & diluted earnings (loss) per share	$(0.22)	$(0.14)

At March 31, 2008 and 2007, stock options and warrants to purchase shares of common stock were outstanding but not included in the computation of diluted earnings for the three month periods ended March 31, 2008 and 2007 because there was a net loss for each of the applicable periods, and the effect would have been anti-dilutive.

8.	Concentrations

During the three months ended March 31, 2008, there were two customers who accounted for approximately 21% of consolidated sales, and in the corresponding three months of 2007 these same customers accounted for 29% of consolidated sales.

The Company maintains the majority of its cash, cash equivalent, and restricted cash balances at two major US banks.  The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per bank.  At March 31, 2008 and 2007, the uninsured portion totaled approximately $7.8 million and $7.5 million, respectively.

9.	Patent License Agreement – License Agreement Payable

In February 2006, the Company entered into a settlement agreement with Symbol Technologies, Inc. and its subsidiaries (“Symbol”) resolving all outstanding litigation between the companies.

The Company recorded an intangible asset related to the license at December 31, 2005 based on the present value of the scheduled payments, and will amortize the intangible asset over the useful life of the patents through 2014.  The amortization expense recorded for the three months ended March 31, 2008 totaled approximately $105,000.  The Company also recorded a license payable equal to the present value of the scheduled payments.  License agreements payable consisted (in thousands):

Index

	March 31, 2008	December 31, 2007
Current portion of payable	$1,128	$1,065
Long term portion of payable	752	1,023
Total License Agreement Payable	$1,880	$2,088

Payouts of License Agreements are as follows as of March 31, 2008, for the twelve months ended (in thousands):

2008	$1,128
2009	$752

10.	Allowance for Product Warranty Costs

Warranty costs for the three months ended March 31, 2008 were below the comparable quarter ended March 31, 2007. This reduction was due to an increase in the number of parts having exhausted their warranty coverage without offsetting new reserve requirements.

	March 31, 2008	December 31, 2007
Balance at January 1, 2008 and October 1, 2007	$697	$599
Settlements	118	116
Other Provision Adjustments	(190)	(18)
Balance at March 31, 2008 and December 31, 2007	$625	$697

11.	Discontinued Operations

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

As a result, Ricochet Networks is no longer in the business of providing wireless internet services.  The sale of the Denver metropolitan business to Civitas, as well as reserve for closure of the San Diego network, was recorded during the third quarter of 2007, and amounted to a loss of $51,000 for the quarter ended March 31, 2008.  Accordingly, the Services business segment is being accounted for as a discontinued operation and the results of the operations of the Services segment have been removed from the Company’s financial statements for its continuing operations for all periods and is being presented as a separate line item in the consolidated statement of operations for discontinued operations.

(in thousands)	Three Months Ended March 31, 2008
Revenue from discontinued operations	$-
Net loss from discontinued operations	$(51)

Index

12.	Security Agreement –Line of Credit

On March, 28, 2008, the Company entered into a loan and security agreement (the “Loan Agreement”) with a major multinational bank.  The Loan Agreement provides for a $7.5 million revolving line of credit and includes sublimits for letters of credit, credit card services, and foreign exchange contracts.  However, the aggregate outstanding amount may not exceed Proxim’s borrowing base as established under the Loan Agreement.  Proxim’s borrowing base generally is an amount equal to 80% of Proxim’s eligible accounts receivable subject to adjustment by the bank (the current percentage being 70%).  As of March 31, 2008, Proxim had an outstanding loan balance of $3 million under this loan agreement. As a continuing financial covenant, the Company must maintain a ratio of cash plus eligible accounts receivable to current liabilities less deferred revenue of at least 1.05 to 1.00. At the end of the first quarter of 2008, the Company was not in compliance with that financial covenant and has sought and obtained a waiver of that non-compliance from the bank.  The Loan Agreement may be amended to revise that financial covenant and possibly add other financial and other covenants.  Any failure to negotiate acceptable amended covenants could jeopardize our ability to satisfy our capital requirements and therefore our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  No adjustments have been made as if the Company were unable to continue as a going concern.

13.	Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements in financial statements, but standardizes its definition and guidance in GAAP. Thus, for some entities, the application of this statement may change current practice. SFAS 157 is effective for the Company beginning on January 1, 2008. The Company is currently evaluating the impact that the adoption of this statement may have on its financial position and results of operations. The provisions of SFAS 157 did not have a material impact on our consolidated financial statements.

In February, 2007, the FASB issued SFAS 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial position and results of operations. The provisions of SFAS 159 did not have a material impact on our consolidated financial statements.

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

In December, 2007 the FASB issued SFAS 160, Non Controlling Interests in Consolidated Financials, an Amendment of ARB No. 51 (SFAS 160). SFAS 160 provides guidance for accounting and reporting of non-controlling interests in consolidated financial statements, including:

•
Ownership interest in subsidiaries held by parties other then the parent should be clearly identified, labeled and presented in the consolidated financial statements with equity separate from the parent company.

•	The amount of consolidated net income attributable to the parent and to the non-controlling interest should be clearly identified and presented on the face of the consolidated income statement.
•	Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for consistently, i.e., as equity transactions.
•	When a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value.
•	Disclosure requirements that clearly identify and distinguish between the interests of the parent and those of the non-controlling owners.

Index

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

On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases.  The issuer defendants and the underwriter defendants separately moved to dismiss the claims against them in the amended complaints in the six focus cases.  On March 26, 2008, the District Court issued an order in which it denied in substantial part the motions to dismiss the amended complaints in the six focus cases.  In addition, on October 1, 2007, the plaintiffs submitted their briefing in support of their motions to certify different classes in the six focus cases.  The issuer defendants and the underwriter defendants filed separate oppositions to those motions on December 21, 2007.  The motions to certify classes in the six focus cases remain pending.

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

KarlNet

On May 13, 2004, Proxim Wireless Corporation acquired KarlNet.  The definitive acquisition agreement contained provisions that provided for certain contingent consideration after the initial acquisition date.  Proxim Wireless Corporation may pay up to an additional $2.5 million over the two years following closing based on achievement of certain milestones and compliance with other conditions.  Although the Company has received a letter from sellers demanding payment of the first $1.0 million contingent payment, it is the Company’s position that, as of March 31, 2008, no events have occurred that have triggered the obligation to pay any of the contingent consideration.

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

Index

claims and legal actions with certainty, we currently believe that such matters should not result in any liability which would have a material adverse affect on our business.

15.	Subsequent Events

We received notification prior to the end of the quarter that one of our customers in Latin America intended to return equipment previously recognized in revenue in the prior year. As a result we reversed approximately $0.5 million in revenue, and $0.1 million in cost associated with this return. The physical return occurred during April, 2008 and was related to the customer’s inability to pay their outstanding balance. We successfully negotiated for return of their surplus inventory in exchange for forgiveness of their trade receivable outstanding.

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

Proxim Wireless operates in the broadband wireless equipment market place.  Proxim Wireless is a designer, manufacturer, and seller of wireless telecommunications equipment (“Equipment”) which generated all of the Company’s revenues and expenses during the first three months of 2008.

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

Revenue Recognition

Product revenue is generally recognized upon shipment in accordance with Staff Accounting Bulletin 104 (“SAB 104”), when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collection  is reasonably assured. The Company offers most stocking distributors a stock rotation right pursuant to which they may return products that have been recently purchased provided they place an equal value order for new products from us and the value of the returned products is a small fraction of the value of products purchased from us in the preceding quarter. In general, we also offer most stocking distributors price protection on products in their inventory or recently purchased from us in cases where we reduce prices on these products. In both cases, the distributors would receive a credit which can be used for purchase of additional products from us. In a small number of cases, we have agreed to accept return of discontinued or obsolete products. For other customers, we provide quarterly or annual rebates based on achievement of performance targets, loyalty discounts, and/or sales discounts.  We apply SFAS No. 48,”Revenue Recognition When Right if Return Exists,” in determining when to recognize revenue.  Under SFAS No. 48 revenue can be recognized if all of the following conditions are met:

Index

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

In the case of direct customers or OEM manufacturers we recognize revenue at point of shipment from either Proxim’s facility or from our contract manufacturer’s facilities when the product is shipped from the respective docks since title and acceptance are passed to the end customer. We meet the conditions of SAB #104, and SFAS No. 48 for revenue recognition at point of shipment for direct customer and OEM sales.

In the case of Proxim products which are sold to distributors we generally recognize revenue to most distributors on a “sell in” basis at point of shipment since we have met all of the conditions specified in SAB104, and SFAS No. 48 at point of shipment to the distributors.

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

For our services business, and prior to discontinuing the service operations on July 31, 2007, we recognized revenue when the customer paid for and then had access to our network for the current fiscal period. Any funds the customer paid for future fiscal periods were treated as deferred revenue and recognized in future fiscal periods for which the customer was granted access to our network.  The Company did not have revenue from multiple deliverable arrangements.

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

Index

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

Valuation of Stock-based Awards

As of December 31, 2007, we have one active stock-based employee compensation plan and four inactive (legacy) plans, which are described more fully in Note 14 in our Annual Report on Form 10-K filed with the SEC on March 28, 2008.

Index

As of January 1, 2006 we account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123R. Under SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period of the individual equity instrument. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock, and expected dividends. The computation of the expected volatility assumption used in the Black-Scholes calculation for option grants is based on historical volatility as options on our stock are not traded.  The Company uses the “simplified” method to determine the expected term for the “plain vanilla” options.  We are also required to estimate the expected forfeiture of stock options in recognizing stock-based compensation expense. Further, we have elected to use the straight-line method of amortization for stock-based compensation related to stock options granted after January 1, 2006.

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

Index

Results of Operations

For the three months ended March 31, 2008 and 2007

The following table provides statement of operations data as a percentage of sales for the periods presented.

	Three Months Ended March 31,
	2008	2007
Sales	100%	100%

Cost of goods sold	55	54

Gross profit	45	46

Operating expenses
Selling costs	45	28
General and administrative	30	18
Research and development	15	16

Total operating expenses	90	62

Operating (loss) income	(45)	(16)
Other income (expenses)	(2)	-
Income taxes	1	-

Loss from continuing operations	(46)%	(16)%

Loss from discontinued operations	(1)%	(2)%

Net loss	(47)%	(18)%

Sales

Sales for continuing operations for the three months ended March 31, 2008 were $11.2 million as compared to $16.7 million for the same period in 2007 for a decrease of $5.5 million or 33%.  Revenues from our broadband wireless access business continue to grow as a percentage of revenue when compared to the comparable quarter in 2007.

For the quarters ending March 31, 2008 and 2007, international sales, excluding Canada, approximated 59% and 50%, respectively, of total sales.

Cost of goods sold and gross profit

Cost of goods sold and gross profit for the three months ended March 31, 2008 were $6.2 million and $5.1 million, respectively.  For the same period in 2007, costs of goods sold and gross profit were $9.0 million and $7.6 million, respectively. Gross profit margin, as a percentage of sales, for the three months ended March 31, 2008 and 2007 was 45% and 46%, respectively.  The slight decrease in gross margin percentage was primarily due to the product mix in the current quarter compared to the first quarter of the prior year.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee salaries and associated costs for selling, marketing, customer and technical support as well as field support.  Sales and marketing expenses for the three months ended March 31, 2008 were $5.0 million, an increase of $0.4 million over $4.6 million for the same period in 2007.  In order to drive various sales initiatives in our multi-tier distribution model, we have increased our selling and marketing expenses by adding additional headcount in the areas of sales management, and technical sales personnel, and related marketing expenses due to increased trade show presence.  A key focus of the additional sales and marketing efforts has been to expand our presence in the municipal security and surveillance, mobile communications, last mile access, voice and backhaul market applications.  We continue to monitor the effectiveness of our selling and marketing expenses as a percentage of our overall operating expense.

Index

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries, benefits and associated costs for information systems, finance, legal, amortization of intangible assets, and administration, insurance, and auditing of a public company.  General and administrative expenses of continuing operations were $3.4 million for the quarter ended March 31, 2008, and $3.0 million for the same period in 2007. The increase of $0.4 million or 13% was primarily due to additional compensation and benefit costs associated with the departure of Proxim’s former CEO in February 2008.  In addition, there were additional fees related to public company compliance costs.

Research and Development Expenses

Research and development expenses consist primarily of personnel salaries and fringe benefits and related costs associated with our product development efforts.  These include costs for development of software and components, test equipment and related facilities.  Research and development expenses decreased to $1.6 million for the three months ended March 31, 2008 from $2.7 million for the three months ended March 31, 2007, an approximate decrease of $1.1 million or 41%.  The decrease in research and development expenses was primarily due to a reduction in headcount and related costs at our San Jose, California location as significant R&D activities were transitioned from California to Hyderabad, India beginning in the second half of fiscal 2007.

Discontinued Operations

During the third quarter 2007, Ricochet Networks, Inc. sold the Ricochet® network operations for the Denver, Colorado metropolitan market to Civitas Wireless Solutions, LLC and ceased operations of the San Diego network.  The net loss from discontinued operations in the first quarter of fiscal 2008 was $0.1 million.  This compares to a net loss generated by discontinued operations of $0.3 million in the comparable quarter of 2007.  The decrease was due to the fact that the operations of that business were ended in the second half of 2007.

Liquidity and Capital Resources

At March 31, 2008, we had cash, cash equivalents, and investments available-for-sale of $7.8 million. This excludes restricted cash of $0.1 million.  For the three months ended March 31, 2008, cash used by operations was approximately $1.0 million.  We currently are meeting our working capital needs through cash on hand as well as internally generated cash from operations and other activities and our bank line of credit.

For the three months ended March 31, 2008, cash provided by financing activities was approximately $3.0 million due to a credit line with a multi national bank secured by certain portions of our accounts receivable balance at March 31, 2008.

We believe that cash flow from operations, along with our cash on hand, should be sufficient to meet the operating cash requirements over the next twelve month period as currently contemplated.  Our long-term financing requirements depend upon our growth strategy, which relates primarily to our desire to increase revenue both domestically as well as internationally.  However, although the acquisition of Old Proxim’s operations in 2005 significantly increased both our domestic and international revenue, we incurred operating losses totaling $5.0 million in the first three months of 2008, a increase of $2.2 million over the same period of 2007.  During the second quarter of 2008, we must continue our efforts to increase revenues and adjust operating expenses to levels that will produce positive cash flows and return us to operating profitability.

Due to the fluctuations in quarterly revenue we have experienced since the Old Proxim acquisition in 2005, management is closely following revenue trends and operating expenses, and reviewing its long term business strategy to evaluate whether there will be a requirement for external financing to fund our operations.  One significant constraint to our equipment business growth is the rate of new product introduction.  New products or product lines may be designed and developed internally or acquired from existing suppliers to reduce the time to market and inherent risks of new product development.  Our current resources may have to be supplemented through additional bank debt financing, public debt or equity offerings, product line or asset sales, or other means due to a number of factors, including our ability to replace revenues lost through the discontinuation of our services business

Index

and our desired rate of future growth.  See Item 1A – Risk Factors below and the more detailed discussion of risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.

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

As of March 31, 2008, we had cash and cash equivalents of $7.8 million.  The majority of total cash and cash equivalents were on deposit in short-term accounts with two major US banking organizations.  Therefore, we do not expect that an increase in interest rates would materially reduce the value of these funds.  The primary risk to loss of principal is the fact that these balances are only insured by the Federal Deposit Insurance Corporation up to $100,000 per bank.  At March 31, 2008, the uninsured portion totaled approximately $7.8 million.  Although an immediate increase in interest rates would not have a material effect on our financial condition or results of operations, declines in interest rates over time would reduce our interest income.

In the past three years, all sales to international customers were denominated in United States dollars and, accordingly, we were not exposed to foreign currency exchange rate risks.  However, we may make sales denominated in foreign currencies in the future.  Additionally, we import from other countries.  Our sales and product supply may therefore be subject to volatility because of changes in political and economic conditions in these countries. Our selling costs internationally are based in local currency primarily where our sales and technical personnel reside. Our selling expenses have been adversely impacted by the devaluation of the US dollar relative to other major international currencies.

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

Item 4T.   Controls and Procedures.

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

Under the supervision and with the participation of our CEO and CFO, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Index

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

Under the supervision and with the participation of our CEO and CFO, our management, in connection with the preparation of our annual report on Form 10-K, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 and concluded that it is effective.

This quarterly report does not, and our annual report on Form 10-K that we filed with the Securities and Exchange Commission on March 28, 2008 did not, include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in that annual report.

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

Index

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

On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases.  The issuer defendants and the underwriter defendants separately moved to dismiss the claims against them in the amended complaints in the six focus cases.  On March 26, 2008, the District Court issued an order in which it denied in substantial part the motions to dismiss the amended complaints in the six focus cases.  In addition, on October 1, 2007, the plaintiffs submitted their briefing in support of their motions to certify different classes in the six focus cases.  The issuer defendants and the underwriter defendants filed separate oppositions to those motions on December 21, 2007.  The motions to certify classes in the six focus cases remain pending.

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

Index

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

Cautionary Statements of General Applicability

In addition to other factors and matters discussed elsewhere in this Form 10-Q, in our other periodic reports and filings made from time to time with the Securities and Exchange Commission, and in our other public statements from time to time (including, without limitation, our press releases), some of the important factors that, in our view, could cause actual results to differ materially from those expressed, anticipated, or implied in the forward-looking statements include, without limitation, the downturn and continuing uncertainty in the telecommunications industry and global economy; the intense competition in the broadband wireless equipment industry and resulting pressures on our pricing, gross margins, and general financial performance; difficulties in differentiating our products from competing broadband wireless products and other competing technologies; the impact, availability, pricing, and success of competing technologies and products; possible delays in our customers making buying decisions due to the actual or potential availability of new broadband connectivity technologies; difficulties in developing products that will address a sufficiently broad market to be commercially viable; our developing products for portions of the broadband connectivity and access markets that do not grow; our inability to keep pace with rapid technological changes and industry standards; expected declining prices for our products over time; our inability to offset expected price declines with cost savings or new product introductions; our inability to recover capital and other investments made in developing and introducing new products; lack of or delay in market acceptance and demand for our current and contemplated products; difficulties or delays in developing, manufacturing, and supplying products with the contemplated or desired features, performance, price, cost, and other characteristics; difficulties in estimating costs of developing and supplying products; difficulties in developing, manufacturing, and supplying products in a timely and cost-effective manner; difficulties or delays in developing improved products when expected or desired and with the additional features contemplated or desired; decisions we may make to delay or discontinue efforts to develop and introduce certain new products; negative reactions to any such decisions; costs and accounting impacts from any such decisions; our fluctuating financial results, which may be caused at times by receipt of large orders from customers; our limited ability to predict our future financial performance; our possible desire to make limited or no public predictions as to our expected future financial performance; the expected fluctuation in customer demand and commitments; difficulties in predicting our future financial performance, in part due to our past and possible future acquisition activity; our inability to achieve the contemplated benefits of our July 2005 acquisition of Proxim Corporation’s operations and any other acquisitions we may contemplate or consummate; management distraction due to those acquisitions; the ability of the companies to integrate in a cost-effective, timely manner without material liabilities or loss of desired employees or customers; the risk that the expected synergies and other benefits of the transactions will not be realized at all or to the extent expected; the risk that cost savings from the transactions may not be fully realized or may take longer to realize than expected; reactions, either positive or negative, of investors, competitors, customers, suppliers, employees, and others to the transactions; the risk that those transactions will, or could, expose us to lawsuits or other liabilities; obligations arising from contractual obligations of Proxim Corporation that we assumed; litigation risks, obligations, and expenses arising from contractual obligations of Proxim Corporation that we assumed; management and other

Index

employee distraction due to any litigation arising from contractual obligations of Proxim Corporation that we assumed; adverse impacts of purchase accounting treatment and amortization and impairment of intangible assets acquired in any acquisitions; our general lack of receiving long-term purchase commitments from our customers; cancellation of orders without penalties; the ability of our customers to return to us some or all of the products they had previously purchased from us with the resulting adverse financial consequences; costs, administrative burdens, risks, and obligations arising from terms and conditions that we find onerous but that are imposed upon us by certain customers as a condition of buying products from us; our not selling products to certain customers due to our refusal to accept their terms and conditions of sale that we find onerous; difficulties or delays in obtaining raw materials, subassemblies, or other components for our products at the times, in the quantities, and at the prices we desire or expect, particularly those that are sole source or available from a limited number of suppliers; inability to achieve and maintain profitability; purchases of excess inventory that ultimately may not be used; difficulties or delays in developing alternative sources for limited or sole source components; our having to reconfigure our products due to our inability to receive sufficient quantities of limited or sole source components; adverse impact of stock option and other accounting rules; our reliance on third party distributors and resellers in our indirect sales model; our dependence on a limited number of significant distributors; our inability to obtain larger customers; dependence on continued demand for broadband connectivity and access; difficulties in attracting and retaining qualified personnel; our dependence on key personnel; competition from companies that hire some of our former personnel; lack of key man life insurance on our executives or other employees; lack of a succession plan; inability of our limited internal manufacturing capacity to meet customers’ desires for our products; our substantial reliance on contract manufacturers to obtain raw materials and components for our products and to manufacture, test, and deliver our products; interruptions in our manufacturing operations or the operations of our contract manufacturers or other suppliers; interruptions or delays in obtaining products in sufficient quantities and with acceptable quality from our contract manufacturers due to changes in the country, the factory, or the assembly line where our products are manufactured or other factors; additional costs resulting from changes in the country, the factory, or the assembly line where our contract manufacturers manufacture our products or other factors; customer dissatisfaction resulting from increased costs or delays in our products due to changes in the country, the factory, or the assembly line where our contract manufacturers manufacture our products or other factors; possible adverse impacts on us of the directive on the restriction of the use of certain hazardous substances in electrical and electronic equipment (the RoHS directive), including, without limitation, adverse impacts on our ability to supply our products in the quantities desired and adverse impacts on our costs of supplying products; possible adverse impacts on us of the waste electrical and electronic equipment directive (the WEEE directive), including, without limitation, adverse impacts on our ability to supply our products in the quantities desired and adverse impacts on our costs of supplying products; our failing to maintain adequate levels of inventory; costs and accounting impacts associated with purchasing inventory that is later determined to be excess or obsolete; our failure to effectively manage our growth; difficulties in reducing our operating expenses; adverse impacts of the war in Iraq and the war on terrorism generally; the potential for intellectual property infringement, warranty, product liability, and other claims; risks, obligations, and expenses arising from litigating or settling any such intellectual property infringement, warranty, product liability, and other claims; management and other employee distraction due to any such intellectual property infringement, warranty, product liability, and other claims; risks associated with foreign sales such as collection, currency, and political risk; limited ability to enforce our rights against customers in foreign countries; lack of relationships in foreign countries which may limit our ability to expand our international sales and operations; difficulties in complying with existing governmental regulations and developments or changes in governmental regulation; difficulties or delays in obtaining any necessary Federal Communications Commission and other governmental or regulatory certifications, permits, waivers, or approvals; possible adverse consequences resulting from marketing, selling, or supplying products without any necessary Federal Communications Commission or other governmental or regulatory certifications, permits, waivers, or approvals; changes in governmental regulations which could adversely impact our competitive position; our maintaining tight credit limits which could adversely impact our sales; difficulties in our customers or ultimate end users of our products obtaining sufficient funding; difficulties in collecting our accounts receivable; failure or inability to protect our proprietary technology and other intellectual property; possible decreased ability to protect our proprietary technology and other intellectual property in foreign jurisdictions; ability of third parties to develop similar and perhaps superior technology without violating our intellectual property rights; the costs and distraction of engaging in litigation to protect our intellectual property rights, even if we are ultimately successful; adverse impacts resulting from our settlement of litigation initiated by Symbol Technologies, Inc.; time, costs, political considerations, typical multitude of constituencies, and other factors involved in evaluating, equipping, installing, and operating municipal networks; costs of complying with governmental regulations such as Section 404 and other provisions of the Sarbanes-Oxley Act; the expense of

Index

defending and settling and the outcome of pending and any future stockholder litigation; the expense of defending and settling and the outcome of pending and any future litigation against us; the expected volatility and possible stagnation or decline in our stock price, particularly due to the relatively low number of shares that trade on a daily basis and public filings regarding sales of our stock by one or more of our significant stockholders; future stock sales by our current stockholders, including our current and former directors and management; future actual or potential sales of our stock that we issue upon exercise of stock options or stock warrants; possible dilution of our existing stockholders if we issue stock to acquire other companies or product lines or to raise additional capital; possible better terms of any equity securities we may issue in the future than the terms of our common stock; our reliance on the line of credit we recently established; the possibility that we may be required to repay amounts drawn under that line of credit earlier than we have anticipated; investment risk resulting in the decrease in value of our investments; and risks, impacts, and effects associated with any acquisitions, investments, or other strategic transactions we may evaluate or in which we may be involved.  Many of these and other risks and uncertainties are described in more detail in our annual report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.

Specific Cautionary Statements Relating to Revenues

We have been unable to increase our revenues for a number of quarters in a row despite being in what are perceived as expanding markets.  This is having an adverse impact on our business, financial condition, and relations with customers, suppliers, employees, investors, and others.  We may not be able to increase revenues in the future.  Our continued inability to increase our revenues could have a material adverse affect on our ability to continue as a going concern.

Specific Cautionary Statements Relating to Capital Resources

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

We have limited capital resources and our prospects for obtaining additional financing, if required, are uncertain.  Our future capital requirements will depend on numerous factors, including expansion of marketing and sales efforts, development costs of new products, the timing and extent of commercial acceptance for our products, and potential changes in strategic direction.  Additional financing may not be available to us in the future on acceptable terms or at all.  If funds are not available, we may have to delay, scale back, or terminate business or product lines or our sales and marketing, research and development, acquisition, or manufacturing programs.  We may raise additional capital on terms that we or our stockholders find onerous.  Any equity, debt, or convertible securities that we may issue in the future may have better terms than the terms of our common stock.  We may sell or otherwise dispose of portions of our business and assets for strategic reasons or to raise capital.  Investors, customers, employees and others may react negatively to any business or asset dispositions we may effect.  These factors could seriously damage our business, operating results, financial condition, viability as an ongoing company, and cause our stock price to decline.

Specific Cautionary Statements relating to Bank Line of Credit

At the end of the first quarter of 2008, the Company was not in compliance with the financial covenant contained in the loan agreement the Company recently executed with a bank.  The Company sought and obtained a waiver of that non-compliance from the bank.  Failure to satisfy that covenant in the future could have a material adverse effect on the ability of the Company to continue as a going concern if the bank decided to require the Company to repay the $3.0 million outstanding under that loan agreement, particularly given the limited cash on hand at the Company.  The Company and the bank are also discussing amending the loan agreement to change the existing financial covenant and possibly to add other financial and other covenants.  Those additional covenants could create restrictions on our ability to conduct operations in our normal course.  Failure to reach agreement on revised terms of the loan agreement could result in the bank requiring the repayment of the $3.0 million outstanding under that loan agreement if the Company fails to comply with the existing terms, which could have a material adverse effect on the ability of the Company to continue as a going concern, particularly given the limited cash on hand at the Company.

Specific Cautionary Statements Relating to Nasdaq Delisting Possibility

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

Index

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

Specific Cautionary Statements relating to Ricochet Actions

In August 2007, Ricochet Networks, Inc., a subsidiary of Proxim Wireless Corporation, announced that it had discontinued operation of the Ricochet® network in the San Diego metropolitan area and sold the operations of the Ricochet network in the Denver metropolitan area.  There can be no assurance whatsoever that we will realize the expected benefits of these actions at all or to the extent anticipated.  Other risks associated with these actions include the risk that cost savings from these actions may not be fully realized or may take longer to realize than expected; the possibilities that these actions could result in increased liabilities and other adverse consequences; reactions, positive or negative, of customers, investors, employees, contract counterparties, competitors, and others to these actions; the uncertain impact of these actions on the trading market, volume, and price of Proxim Wireless Corporation’s stock; the time and costs of discontinuing the operations of the Ricochet network in the San Diego metropolitan area; exposure to costs and liabilities relating to the Ricochet network in the Denver metropolitan area; legal, financial statement, and accounting ramifications resulting from these actions; and management and board interest in and distraction due to these actions.  These risks relating to the Denver Ricochet network may have increased due to the fact that the buyer of the Ricochet network in the Denver metropolitan area has recently discontinued operations.

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

Index

Item 6.   Exhibits.

See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Proxim Wireless Corporation

Date: May 15, 2008	By:	/s/ Brian J. Sereda
Brian J. Sereda,
Chief Financial Officer
(principal financial and accounting officer)

Index

EXHIBIT INDEX

Exhibit Number	Description
10.1	Employment Agreement between the Registrant and Pankaj S. Manglik dated as of January 16, 2008 (1)

10.2	Non-Qualified Stock Option Agreement between the Registrant and Pankaj S. Manglik dated as of January 28, 2008 (2)

10.3	Separation Agreement and Release between the Registrant and Robert E. Fitzgerald dated as of February 25, 2008 (3)

10.4	Loan and Security Agreement between Comerica Bank and the Registrant dated as of March 28, 2008 (4)

10.5	Lease dated April 15, 2008 by and between OA Oakcreek, LLC and the Registrant together with First Addendum to Lease also dated April 15, 2008 (5)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350 of Chapter 63 of Title 18 of the United States Code).
______________
All non-marked exhibits are filed herewith.

(1)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on January 16, 2008.
(2)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on February 1, 2008.
(3)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on February 28, 2008.
(4)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on April 3, 2008.
(5)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on May 1, 2008.