Form 10-Q
period 2008-06-30
PROXIM WIRELESS CORP
filed 2008-08-14
CIK 712511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 000-29053
PROXIM WIRELESS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	04-2751645
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)
1561 Buckeye Drive
Milpitas, CA 95035
(Address of principal executive offices)
(408) 383-7600
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 31, 2008, there were 23,519,069 shares of the registrant’s common stock outstanding.

PROXIM WIRELESS CORPORATION
INDEX

PART I — FINANCIAL INFORMATION
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
Item 1. Financial Statements.

PROXIM WIRELESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,884	$6,329
Accounts receivable, net	5,067	9,326
Inventory	4,828	5,753
Prepaid expenses	1,159	1,029
Assets held for sale	2,293	2,085

Total current assets	18,231	24,522
Property and equipment, net	2,547	2,538
Other Assets:
Restricted cash	77	76
Intangible assets, net	7,439	8,400
Deposits and prepaid expenses	489	239

Total other assets	8,005	8,715
Assets held for sale	511	635

Total assets	$29,294	$36,410

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$10,312	$12,752
Line of credit payable	3,000	—
Deferred revenue	2,840	4,001
License agreement payable — current maturities	851	1,065

Total current liabilities	17,003	17,818
License agreement payable, net of current maturities	756	1,023
Liabilities related to assets held for sale	153	232

Total liabilities	17,912	19,073
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 4,500,000 shares authorized, none issued at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 23,519,069 issued and outstanding at June 30, 2008 and December 31, 2007	235	235
Additional paid-in capital	64,132	63,451
Retained earnings (accumulated deficit)	(52,985)	(46,349)

Total stockholders’ equity	11,382	17,337

Total liabilities and stockholders’ equity	$29,294	$36,410

The accompanying notes are an integral part of the financial statements

PROXIM WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	$15,088	$16,874	$25,331	$32,273
Cost of goods sold	7,831	9,296	13,752	17,568

Gross profit	7,257	7,578	11,579	14,705
Operating expenses:
Selling costs	5,137	5,094	10,164	9,748
Restructuring Charges	0	91	0	91
General and administrative	3,089	2,884	6,500	5,891
Research and development	1,082	2,009	2,127	4,152

Total operating expenses	9,308	10,078	18,791	19,882

Operating loss	(2,051)	(2,500)	(7,212)	(5,177)
Other income (expenses):
Interest income	7	28	21	72
Interest expense	(75)	(34)	(114)	(68)
Other income (loss)	745	2,576	664	2,600
Realized gain/loss from AFS securities	0	0	(59)	22

Total other income (expenses)	677	2,570	512	2,626

Loss before income taxes	(1,374)	70	(6,700)	(2,551)
Benefit (provision) for income taxes	(41)	(45)	(112)	(68)

Loss from continuing operations	(1,415)	25	(6,812)	(2,619)

(Loss)/income from discontinued operations	51	(364)	176	(706)

Net income (loss)	(1,364)	(339)	(6,636)	(3,325)

Weighted average number of shares -basic and diluted used in computing net earnings (loss) per share	23,519	21,554	23,519	21,554

Basic and diluted net earnings (loss) per share:
Continuing operations	$(0.06)	$0.00	$(0.29)	$(0.12)

Discontinued operations	$0.00	$(0.02)	$0.01	$(0.03)

Total	$(0.06)	$(0.02)	$(0.28)	$(0.15)

The accompanying notes are an integral part of the financial statements

PROXIM WIRELESS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Month Ended June
	2008	2007
	(Unaudited)
Cash flows from operating activities:

Net Income (loss)	(6,636)	(3,325)

Less: Gain from discontinued operations	(176)	(706)

Loss from continuing operations	(6,812)	(2,665)
Depreciation and amortization	1,711	1,843
(Gain)loss on disposal of equipment & long-term assets	95	—
(Gain)loss on disposal of intangible asset	(850)	(2,461)
Bad debt allowance (recovery)	301	98
Employee stock option amortization	682	1,098
Inventory allowance	(4,569)	(1,320)
Changes in assets and liabilities affecting operations:
Accounts receivable, net	3,958	(2,852)
Inventory	5,494	3,009

Deposits	(250)	(11)
Prepaid expenses	(130)	(185)
Accounts payable and accrued expenses	(2,384)	(718)
Deferred revenue	(1,161)	95

Net cash provided by (used in) operating activities	(3,915)	(4,069)

Net cash provided by (used in) discontinued operating activity	(45)	(1,357)

Net cash provided by (used in) operating activities	(3,960)	(5,426)

Cash flows from investing activities:
Purchase of property and equipment	(354)	(233)
Sale of intangible asset	824	2,461
Investment in capitalized software	(474)	(491)

Net cash provided by (used in) continuing investing activities	(4)	1,737

Net cash provided by (used in) investing activities	(4)	1,737

Cash flows from financing activities:

Exercise of stock options and warrants	—	3
Proceeds from bank financing	3,000	—
Repayment of license agreement payable	(481)	(429)

Net cash provided by (used in) financing activities	2,519	(426)

Net increase (decrease) in cash and cash equivalents	(1,445)	(4,115)
Cash and cash equivalents, beginning of period	6,329	10,290

Cash and cash equivalents, end of period	$4,884	$6,175
Supplemental disclosure of cash flow information:
Cash paid for interest	$75	$68

Income taxes paid	$215	$125

The accompanying notes are an integral part of the financial statements

PROXIM WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
     The consolidated financial statements of Proxim Wireless Corporation (the “Company” or “Proxim”) for the three month and six month periods ended June 30, 2008 and 2007 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.
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
     The Company changed its corporate name to “Proxim Wireless Corporation” from “Terabeam , Inc.” effective September 10, 2007. Effective that same date, the Company’s stock ticker symbol was changed to “PRXM” from “TRBM.”
     Proxim Wireless operates in the broadband wireless equipment market place. Proxim Wireless is a designer, manufacturer, and seller of wireless telecommunications equipment (“Equipment”) which generated all of the Company’s revenues and expenses during the first six months of 2008.
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

2. Inventory
     Inventory consisted of the following at the indicated dates (in thousands):

	June 30,	December 31,
	2008	2007
	(unaudited)
Raw materials	$3 ,447	$6,748
Work in process	527	374
Finished goods	5,967	7,531

	9,941	14,653
Allowance for excess and obsolescence	(2,935)	(7,499)
Discontinued operations- inventory held for sale	(2,178)	(1,401)

Net Inventory	$4,828	$5,753

3. Intangibles
Schedule of Non-Amortizable Assets

	June 30,	December 31,
	2008	2007
	(in thousands)
Trade names — indefinite useful life	780	780

	$780	$780

Schedule of Amortizable Assets

	June 30,	December 31,
	2008	2007
	(in thousands)
Patents, customer relationships and other technologies with identifiable useful lives	11,265	11,308

Less: accumulated amortization	(4,112)	(3,073)
Less: Intangible assets net in assets held for sale	(494)	(615)

Amortizable intangible assets, net	$6,659	$7,620

     Amortization is computed using the straight-line method over the estimated useful life, based on the Company’s assessment of technological obsolescence of the respective assets. Amortization expense for the three months and six months ended June 30, 2008 totaled approximately $0.5 million and $1.0 million, respectively. The weighted average estimated useful life is 5 years. There is no estimated residual value.

4. Earnings per share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Loss from continuing operations	(1,415)	25	(6,812)	(2,619)
Loss/income from discontinued operations (loss)	51	(364)	176	(706)

Net income (loss)	(1,364)	(339)	(6,636)	(3,325)
Weighted average number of shares -basic and diluted used in computing net earnings (loss) per share	23,519	21,554	23,519	21,554

Basic and diluted net earnings (loss) per share:

Continuing operations	$(0.06)	$0.00	$(0.29)	$(0.12)

Discontinued operations	$0.00	$(0.02)	$0.01	$(0.03)

Total	$(0.06)	$(0.02)	$(0.28)	$(0.15)
     At June 30, 2008 and 2007, stock options and warrants to purchase approximately 4.0 million and 2.8 million, respectively, shares of common stock were outstanding, but were not included in the computation of diluted earnings for the three month and six month periods ended June 30, 2008 and 2007 because there was a net loss for each of the applicable periods, and the effect would have been anti-dilutive.
5. Concentrations
     During six months ended June 30, 2008, there were two customers who accounted for approximately 14%, and 12%, of consolidated sales respectively, and in the corresponding six months of 2007, two customers accounted for 23%, and 13%, of consolidated sales respectively.
     The Company maintains the majority of its cash, cash equivalent, and restricted cash balances at two major US banks. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per bank. At June 30, 2008 and 2007, the uninsured portion totaled approximately $4.9 million and $6.2 million, respectively.
6. Patent License Agreement — License Agreement Payable
     In February 2006, the Company entered into a settlement agreement with Symbol Technologies, Inc. and its subsidiaries (“Symbol”) resolving all outstanding litigation between the companies.
     The Company recorded an intangible asset related to the license at December 31, 2005 based on the present value of the scheduled payments, and will amortize the intangible asset over the useful life of the patents through 2014. The paydown expense recorded for the six months ended June 30, 2008 totaled approximately $481,000. The Company also recorded a license payable equal to the present value of the scheduled payments. License agreements payable consisted (in thousands):

	June 30,	December 31,
	2008	2007
License Agreement Payable	$1,607	$2,088
Current portion	(851)	(1,065)

Long term portion	$756	$1,023

7. Allowance for Product Warranty Costs
     Warranty costs were significantly increased for the six months ended June 30, 2008 versus the comparable period ended June 30, 2007. The company booked warranty reserve provision totaling $441,000 during the first six months of 2008 which included a one-time warranty retrofit reserve for $160,000. During the comparable period in 2007, we had a one-time reserve adjustment of $539,000 related to release of warranty reserves that exceeded the corporate warranty policy. This was booked as a change in the estimate of allowance for product warranty costs as an adjustment to cost of goods sold during the quarter ended March 31, 2007.

	June 30,	June 30
	2008	2007
Balance at January 1,	$697	$1,102
Settlements	(298)	(226)
Other Provision Adjustments	441	(465)

Balance at June 30,	$840	$411

8. Discontinued Operations
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
     In addition, Proxim has recently made a decision to explore strategic alternatives for the Harmonix Division of its Terabeam Corporation subsidiary and has received indications of interest that a number of parties are interested in buying that business. Proxim has selected a favored bidder and currently is in the due diligence and negotiation stage with that bidder. As a result we have segregated the assets and liabilities, and financial performance associated with this business in discontinued held for sale on the financial statements for the quarter ended June 30, 2008 and for all reported periods, including historical.

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2008	June 30, 2008

Revenue from discontinued operations	$—	$—
Revenue from discontinued operations-held for sale	$866	$1,870

Net gain/ (loss) from discontinued operations	$123	$72

Net gain/(loss) from discontinued operations-held for sale	(72)	104

Net gain/(loss) from discontinued and discontinued operations held for sale	$(51)	$(176)

9. Security Agreement -Line of Credit
     On March, 28, 2008, the Company entered into a loan and security agreement (the “Loan Agreement”) with a major multinational bank. The Loan Agreement provides for a $7.5 million revolving line of credit and includes sublimits for letters of credit, credit card services, and foreign exchange contracts. However, the aggregate outstanding amount may not exceed Proxim’s borrowing base as established under the Loan Agreement. Proxim’s borrowing base generally is an amount equal to 80% of Proxim’s eligible accounts receivable subject to adjustment by the bank (the current percentage being 70%). As of June 30, 2008, Proxim had an outstanding loan balance of $3 million under this loan agreement, but subsequent to June 30, 2008 the Company has paid down the loan to $1.5 million. As a continuing financial covenant, the Company must maintain a ratio of cash plus eligible accounts receivable to current liabilities less deferred revenue of at least 1.05 to 1.00. At the end of both the first and second quarters of 2008, the Company was not in compliance with that financial covenant. As of the date of this filing, the bank has waived these defaults.
10. Recent Accounting Pronouncements
     In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities- an amendment of FASB Statement No. 133. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 25, 2008, with early application encouraged. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s position, financial performance, and cash flows. The Company is currently evaluating the impact this statement may have on its future financial statements.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 Goodwill and Other Intangible Assets. For the Company, FSP 142-3 is effective January 1, 2009. The Company is currently evaluating the impact this statement may have on its future financial statements.
     In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Amendments to AU Section 411, the Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for its financial statements that are presented in conformity with GAAP. The Company believes that is fully in compliance with this pronouncement.
     In May 2008, the FASB issued SFAS 163, Accounting for Financial Guarantee Insurance Contract - an interpretation of FASB Statement No. 60. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. This Statement requires expanded disclosures about financial guarantee insurance contracts. The Company is currently evaluating the impact this statement may have on its future financial statements.
     In May 2008, the FASB issued APB No. 14-1 -Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (including Partial Cash Settlement). This Financial Staff Position requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company is currently evaluating the impact this statement may have on its future financial statements.

11. Commitments and Contingencies
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
KarlNet
     On May 13, 2004, Proxim Wireless Corporation acquired KarlNet. The definitive acquisition agreement contained provisions that provided for certain contingent consideration after the initial acquisition date. Proxim Wireless Corporation may pay up to an additional $2.5 million over the two years following closing based on achievement of certain milestones and compliance with other conditions. Although the Company has received a letter from sellers demanding payment of the first $1.0 million contingent payment, it is the Company’s position that, as of June 30, 2008, no events have occurred that have triggered the obligation to pay any of the contingent consideration.
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

12. Subsequent Events
Lending Transaction
     On July 25, 2008, Proxim Wireless Corporation entered into a lending transaction with Lloyd I. Miller, III and Milfam II L.P., an entity affiliated with Mr. Miller (together, the “Lenders”). Pursuant to a securities purchase agreement dated as of July 25, 2008, the Lenders loaned Proxim the aggregate sum of $3.0 million. This loan is reflected by promissory notes dated July 25, 2008 from Proxim to each of the Lenders in the initial principal amount of $1.5 million. The notes are unsecured. In connection with this transaction, Proxim paid each Lender a fee of $22,500, being 1.5% of the amount lent by each Lender.
     All outstanding amounts are scheduled to be repaid on July 25, 2011. Proxim may prepay any or all outstanding principal amounts at any time by paying to the Lenders 102% of the principal amount being repaid. All outstanding amounts must be prepaid upon a change of control of Proxim (as defined in the securities purchase agreement) by paying 102% of the entire principal amount then outstanding. Amounts may also be required to be repaid earlier upon the occurrence of specified defaults by Proxim.
     The notes accrue interest at 16% per annum. Interest payments are due and payable monthly in arrears on the last day of each calendar month beginning on July 31, 2008. In lieu of paying accrued interest in cash on each interest payment date, Proxim, in its sole discretion, may elect to pay interest in kind at the rate of 19% per annum, compounding monthly, in which case the accrued interest will be added to the outstanding principal amount of the notes and interest will accrue on that aggregate principal amount thereafter.
     In connection with the transactions contemplated by the securities purchase agreement, the Lenders agreed to cancel warrants that had been issued to the Lenders in July 2007. In the aggregate, warrants to purchase 925,000 shares of Proxim’s common stock at an exercise price of $2.45 per share were cancelled effective July 25, 2008.
     In connection with the transactions contemplated by the securities purchase agreement, Proxim issued the two Lenders warrants, dated July 25, 2008, to purchase an aggregate of 1,250,000 shares of Proxim’s common stock (subject to adjustment) at an exercise price of $0.53 per share (subject to adjustment). The warrants may be exercised at any time until July 25, 2018. The warrants may be exercised by paying the exercise price to Proxim or by cashless exercise pursuant to a formula.
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

     Proxim Wireless operates in the broadband wireless equipment market place. Proxim Wireless is a designer, manufacturer, and seller of wireless telecommunications equipment (“Equipment”) which generated all of the Company’s revenues and expenses during the first six months of 2008.
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
Harmonix Division Strategic Alternatives
     The Company has classified the Harmonix Division of its Terabeam Corporation as Discontinued -held for sale in accordance with paragraph 30 of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result we have reflected the financial impact of removing this business unit on our financial statements and footnotes and classifying them as Discontinued -held for sale. We currently believe that this business unit will be sold and the appropriate gain or loss will be reflected in our financial statements prior to the end of the current fiscal year, but there can be no assurance that any transaction will get finalized at all or in any specific time period.
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
Revenue Recognition
     Product revenue is generally recognized upon shipment in accordance with Staff Accounting Bulletin 104 (“SAB 104”), when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collection is reasonably assured. The Company offers most stocking distributors a stock rotation right pursuant to which they may return products that have been recently purchased provided they place an equal value order for new products from us and the value of the returned products is a small fraction of the value of products purchased from us in the preceding quarter. In general, we also offer most stocking distributors price protection on products in their inventory or recently purchased from us in cases where we reduce prices on these products. In both cases, the distributors would receive a credit which can be used for purchase of additional products from us. In a small number of cases, we have agreed to accept return of discontinued or obsolete products. For other customers, we provide quarterly or annual rebates based on achievement of performance targets, loyalty discounts, and/or sales discounts. We apply SFAS No. 48,“Revenue Recognition When Right if Return Exists,” in determining when to recognize revenue. Under SFAS No. 48 revenue can be recognized if all of the following conditions are met:
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
     In the case of our three largest stocking distributors, although they have comparable distribution contracts to the smaller distributors, we have historically deferred revenue for shipments which are either in transit to them, or are included in their period ending inventory reports. This revenue deferral practice for larger distributors has been applied historically by Proxim. These larger distributors have historically returned more product and requested larger stock rotations and price discounts versus the smaller distributors which was the primary reason that we have historically recognized their revenue using the “sell through” methodology. Under the “sell through” methodology we recognize revenue when our products are sold by these three largest stocking distributors.
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
Warranty Provision
     The Company’s standard warranty term is one year on the majority of our products and up to two years on a select group of products. At times we provide longer warranty terms. Proxim provides an estimated cost of product warranties at the time revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and costs per claim for repair or replacement. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service labor costs incurred in correcting a product failure. Should actual product failure rates, material usage, service labor or delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.
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
Foreign Currency Transactions
     The functional currency of the Company’s operations in all countries is the U.S. dollar. Sales and purchase transactions are generally denominated in U.S. dollars. Foreign currency transaction gains and losses are included in the statement of operations and were not material for each period presented.
Reclassifications
     We classified cash received from sale of patents during Q2, 2008 which totaled $850,000 net of cost as cash provided from investing activities on our Consolidated Statement of Cash Flows. We reclassified a similar patent sale in Q2, 2007, for $2.46 million net of cost, from cash provided by operating activities to cash provided by investing activities to conform to current year presentation. This reclassification did not have a material impact on previously reported financial position, cashflow, or results of operations.
Results of Operations
For the three months ended June 30, 2008 and 2007
     The following table provides statement of operations data as a percentage of sales for the periods presented.

	Three Months Ended
	June 30,
	2008	2007
Sales	100%	100%
Cost of goods sold	52	55

Gross profit	48	45
Operating expenses
Selling costs	34	30
Restructuring costs	—	1
General and administrative	21	17
Research and development	7	12

Total operating expenses	62	60

Operating (loss) income	(14)	(15)
Other income (expenses)	5	15
Income /(loss) from continuing operations	(9)	—
Income /(loss) discontinued operations/available for sale	—	(2)
Income taxes	—	—

Net loss	(9)%	(2)%

     Sales
     Sales for the three months ended June 30, 2008 were $15.1 million as compared to $16.9 million for the same period in 2007 for a decrease of $1.8 million or 11%.
     For the quarters ending June 30, 2008 and 2007, international sales, excluding Canada, approximated 64% and 50%, respectively, of total sales.

     Cost of goods sold and gross profit
     Cost of goods sold and gross profit for the three months ended June 30, 2008 were $7.8 million and $7.3 million, respectively. For the same period in 2007, costs of goods sold and gross profit were $9.3 million and $7.6 million, respectively. Gross profit margin, as a percentage of sales, for the three months ended June 30, 2008 and 2007 was 48% and 45%, respectively. The increase in gross margin percentage was primarily due to the product mix in the current quarter compared to the second quarter of the prior year.
     Sales and Marketing Expenses
     Sales and marketing expenses consist primarily of employee salaries and associated costs for selling, marketing, customer and technical support as well as field support. Sales and marketing expenses for the three months ended June 30, 2008 were $5.1 million, which was flat to $5.1 million for the same period in 2007. We expect sales and marketing expenses to decline in the second half of the year due to cost reductions implemented at end of the quarter ended June 30, 2008.
     General and Administrative Expenses
     General and administrative expenses consist primarily of employee salaries, benefits and associated costs for information systems, finance, legal, and administration of a public company. General and administrative expenses were $3.1 million for the three months ended June 30, 2008 compared to $2.9 million for the three months ended June 30, 2007 resulting in a increase of about 7% or $0.2 million from the prior year’s reporting period.
     Research and Development Expenses
     Research and development expenses consist primarily of personnel salaries and fringe benefits and related costs associated with our product development efforts. These include costs for development of products and components, test equipment and related facilities. Research and development expenses decreased to 1.1 million for the three months ended June 30, 2008 from $2.0 million for the three months ended June 30, 2007, an approximate decrease of $0.9 million or 45%. The decrease in research and development expenses was due to reduction in headcount costs as significant R&D activities were transitioned to India.
     Other income (expense)
     Other income and expenses totaled approximately $0.7 million in the second quarter 2008 compared to $2.6 million for the corresponding quarter of 2007. Both quarters included one-time payments related to sale of patents, $850,000 in the second quarter 2008, and $2.5 million in the second quarter 2007. These amounts were partially offset by cost of these patents of $26,000, and $39,000 respectively.
     Discontinued Operations
     Discontinued Operations had net income of $51,000 for three months ended June 30, 2008 which consisted of $123,000 gain from discontinued operations due to release of contingent liability for lease settlement for its discontinued Ricochet business agreement, partially offset by a $72,000 loss from operations from its discontinued operations -available for sale business unit.

For the six months ended June 30, 2008 and 2007
     The following table provides statement of operations data as a percentage of sales for the periods presented.

	Six Months Ended June 30,
	2008	2007
Sales	100%	100%
Cost of goods sold	54	54

Gross profit	46	46
Operating expenses
Selling costs	40	30
Restructuring charges	—	1
General and administrative	26	18
Research and development	8	13

Total operating expenses	74	62

Operating (loss) income	(28)	(16)
Other income (expenses)	2	8
Income/(loss) from continuing operations	(26)	(8)
Income /(loss) discontinued operations	—	(2)
Income taxes	—	—

Net loss	(26)%	(10)%

     Sales
     Sales for the six months ended June 30, 2008 were $25.3 million as compared to $32.3 million for the same period in 2007 for a decrease of $7.0 million or 22%. This decrease was primarily due to a reduction in demand for mature products such as wireless LAN equipment and Point to Point products. This was partially offset by growth in the Broadband Access.
     For the six months ending June 30, 2008 and 2007, international sales, excluding Canada, approximated 63% and 54%, respectively, of total sales.
     Cost of goods sold and gross profit
     Cost of goods sold and gross profit for the six months ended June 30, 2008 were $13.8 million and $11.6 million, respectively. For the same period in 2007, costs of goods sold and gross profit were $17.6 million and $14.7 million, respectively. Gross profit margin, as a percentage of sales, for the six months ended June 30, 2008 and 2007 came in at comparable level of 46%.
     Sales and Marketing Expenses
     Sales and marketing expenses consist primarily of employee salaries and associated costs for selling, marketing, customer and technical support as well as field support. Sales and marketing expenses for the six months ended June 30, 2008 were $10.2 million, an increase of $0.5 million, or 5% over the $9.7 million for the same period in 2007. This increase was due primarily to increased headcount combined with higher marketing and sales costs related to trade shows and promotion of our broadband product line.

     General and Administrative Expenses
     General and administrative expenses consist primarily of employee salaries, benefits and associated costs for information systems, finance, legal, and administration of a public company. General and administrative expenses were $6.5 million for the six months ended June 30, 2008 compared to $5.9 million for the six months ended June 30, 2007 resulting in a increase of about 10% or over $0.6 million from the prior year’s reporting period. The increase is principally a result of higher legal expenses and financing costs associated with our line of credit with major multinational bank versus the comparable 6 months ended June 30, 2007. General and administrative expenses as a percentage of sales during the first six months of 2008 were 26% as compared to 18% in the first six months of 2007.
     Research and Development Expenses
     Research and development expenses consist primarily of personnel salaries and fringe benefits and related costs associated with our product development efforts. These include costs for development of products and components, test equipment and related facilities. Research and development expenses decreased to $2.1 million for the six months ended June 30, 2008 from $4.2 million for the six months ended June 30, 2007, an approximate decrease of $2.1 million or 50%. The decrease in research and development expenses was due to reduction in headcount at our San Jose, California location and certain other engineering functions that were transitioned to our facility in Hyderabad, India.
     Other income (expenses)
     Other income and expenses totaled approximately $0.5 million in the first six months of 2008 compared to $2.6 million for the corresponding first half of 2007. The majority of this decrease of approximately $2.1 million in the first 6 months was due to lower patent proceeds of $0.9 million in 2008 vs $2.5 million for patents sold during the comparable period in 2007. There also was lower interest income and higher expenses during the first six month of 2008 which accounted for the remaining decrease.
     Discontinued Operations
     Discontinued Operations had net income of $176,000 for six months ended June 30, 2008 which consisted of $72,000 gain from discontinued operations due to release of contingent liability for lease settlement , combined with a $104,000 gain from operations from its discontinued operations held for sale business unit.
Liquidity and Capital Resources
     At June 30, 2008, we had cash, cash equivalents, and investments available-for-sale of $4.9 million. This excludes restricted cash of $0.1 million. For the six months ended June 30, 2008, cash used by operations was approximately $4.0 million. We currently are meeting our working capital needs through cash on hand (including cash we have borrowed) as well as internally generated cash from operations and other activities. Net cash used in investing activities was $4,000.
     For the six months ended June 30, 2008, cash provided by financing activities was approximately $2.5 million which was principally due to a $3.0 million credit line with a multi national bank secured by substantially all our assets other than intellectual property. Subsequent to June 30, 2008 we paid down the line of credit to an outstanding balance of $1.5 million.
     Also subsequent to June 30, 2008, we borrowed $3.0 million from Lloyd I. Miller, III and Milfam II, L.P., an entity affiliated with Mr. Miller (together, the “Lenders”). In connection with this transaction, Proxim paid each Lender a fee of $22,500, being 1.5% of the amount lent by each Lender. Also in connection with that lending transaction, Proxim issued warrants to the Lenders to purchase an aggregate of 1,250,000 shares of Proxim’s common stock (subject to adjustment) at an exercise price of $0.53 per share (subject to adjustment). The warrants may be exercised at any time until July 25, 2018. The warrants may be exercised by paying the exercise price to Proxim or by cashless exercise pursuant to a formula.

     During the quarter ended June 30, 2008 we realized cash proceeds from sale of patents totaling $850,000. There was an offsetting cost associated with this patent sale of $26,000. This is shown in the Consolidated Statement of Cashflows as cash from investing activities. The comparative amount from Q2, 2007 of $2.5 million less patent cost of $39,000 has been reclassified to conform with the current year presentation. This reclassification did not have a material impact on previously reported financial position, cashflow, or results of operations.
     We believe that cash flow from operations, along with our cash on hand, should be sufficient to meet the operating cash requirements over the next twelve month period as currently contemplated. Our long-term financing requirements depend upon our growth strategy, which relates primarily to our desire to increase revenue both domestically as well as internationally. However, although the acquisition of Old Proxim’s operations in 2005 significantly increased both our domestic and international revenue, we incurred operating losses totaling $7.2 million in the first six months of 2008, a increase of $2.0 million over the same period of 2007. During the second half of 2008, we must continue our efforts to increase revenues and adjust operating expenses to levels that will produce positive cash flows and return us to operating profitability.
     Due to the fluctuations in quarterly revenue we have experienced since the Old Proxim acquisition in 2005, management is closely following revenue trends and operating expenses, and reviewing its long term business strategy to evaluate whether there will be a requirement for external financing to fund our operations. One significant constraint to our equipment business growth is the rate of new product introduction. New products or product lines may be designed and developed internally or acquired from existing suppliers to reduce the time to market and inherent risks of new product development. Our current resources may have to be supplemented through additional bank debt financing, public debt or equity offerings, product line or asset sales, or other means due to a number of factors, including our ability to replace revenues lost through the discontinuation of our services business and our desired rate of future growth. See Item 1A — Risk Factors below and the more detailed discussion of risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Disclosures About Market Risk
     The following discusses our exposure to market risks related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are exposed to risks and uncertainties, many of which are out of our control. Actual results could vary materially as a result of a number of factors, including those discussed below in Item 1A — Risk Factors.
     As of June 30, 2008, we had cash and cash equivalents of $5.0 million. The majority of total cash and cash equivalents were on deposit in short-term accounts with two major US banking organizations. Therefore, we do not expect that an increase in interest rates would materially reduce the value of these funds. The primary risk to loss of principal is the fact that these balances are only insured by the Federal Deposit Insurance Corporation up to $100,000 per bank. At June 30, 2007, the uninsured portion totaled approximately $4.9 million. Although an immediate increase in interest rates would not have a material effect on our financial condition or results of operations, declines in interest rates over time would reduce our interest income.

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
     Under the supervision and with the participation of our CEO and CFO, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2008.
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
     This quarterly report does not, and our annual report on Form 10-K that we filed with the Securities and Exchange Commission on March 28, 2008 did not, include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in that annual report.
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

PART II — OTHER INFORMATION
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
Specific Cautionary Statements Relating to Revenues
     We have been unable to increase our revenues significantly despite being in what are perceived as expanding markets. This is having an adverse impact on our business, financial condition, and relations with customers, suppliers, employees, investors, and others. We may not be able to increase revenues in the future. Our continued inability to increase our revenues could have a material adverse affect on our ability to continue as a going concern.
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
Specific Cautionary Statements relating to Bank Line of Credit
     The Company has not been in compliance with the financial covenant contained in the loan agreement the Company executed with a bank in the first quarter of 2008. The Company sought and obtained a waiver of that non-compliance from the bank as part of the amendment of that loan agreement. That amended loan agreement requires repayment of the total $1.5 million outstanding loan amount by September 15, 2008. This repayment obligation may have a material adverse impact on the Company, particularly given the limited cash on hand at the Company.
Specific Cautionary Statements relating to Possible Harmonix Division Strategic Transaction
     In August 2008, we announced the retention of an outside consulting firm to explore a variety of possible strategic alternatives for the Harmonix Division of our Terabeam Corporation subsidiary. We are exploring a variety of possible strategic alternatives for our Harmonix Division. There can be no assurance whatsoever that any transaction or other corporate action regarding this Harmonix Divison will result from this exploration of alternatives. Further, there can be no assurance whatsoever concerning the type, form, structure, nature, results, timing, or terms and conditions of any such potential action, even if such an action does result from this exploration. Other risks associated with this process include our ability to identify desirable strategic alternatives for our Harmonix Division, as well as our ability to execute such alternatives of the transactions associated with such alternatives; the level of interest of third parties (including any current preferred bidder) in pursuing possible strategic transactions relating to our Harmonix Division; our desire and ability (or lack thereof) to continue to explore possible strategic alternatives and opportunities relating to our Harmonix Division: the desire and ability (or lack thereof) of us and any relevant third parties to reach mutually acceptable definitive documentation to effect a possible strategic transaction and, if that occurs, whether the conditions to closing would then be satisfied; the time and costs required to explore and investigate possible transactions and other corporate actions; management (including management (including management of the Harmonix Division) and board interest in and distraction due to exploring and investigating possible transactions and other corporate actions; and reactions, either positive or negative, of investors, competitors, customers, employees, and others to our exploring possible strategic alternatives and opportunities relating to our Harmonix Division and to any specific strategic alternative or opportunity selected by us. We do not intend to make any additional comments regarding this matter unless and until a definitive transaction agreement has been reached, the exploration of alternatives has been terminated, or there are other definitive developments warranting further disclosure.

Specific Cautionary Statements relating to July 2008 Lending Transaction
     In July 2008, we borrowed $3.0 million from our largest stockholder Lloyd I. Miller, III and an entity affiliated with Mr. Miller at 16% interest and, in connection with that loan, issued warrants to purchase 1.25 million shares of our common stock at an initial exercise price of $0.53 per share (warrants to purchase 925,000 shares of our common stock at $2.45 per share were cancelled in that transaction). Payment of the interest on this loan as well as repayment of the loaned principal could have a material adverse effect on our business. The documentation relating to this loan creates restrictions on our ability to conduct operations in our normal course, which could have an adverse effect on our business. Our failure to comply with the terms of the loan documentation could result in our being required to repay this loan earlier than originally scheduled, which could have a material adverse effect on the ability of the Company to continue as a going concern, particularly given the limited cash on hand at the Company. The new warrants and their exercise and actual or potential sale of the underlying common stock could cause our stock price to fall or prevent it from increasing for numerous reasons. For example, a substantial amount of our common stock becoming available (or being perceived to become available) for sale in the public market could cause the market price of our common stock to fall or prevent it from increasing, particularly given the relatively low trading volumes of our stock. Because Mr. Miller owns directly or indirectly more than 10% of our outstanding common stock, any exercises, sales or distributions by Mr. Miller are required to be reported publicly shortly after they occur. Also, Mr. Miller has recommended that two people be placed on our current board of directors so sales by Mr. Miller could be viewed as being based on knowledge gained from those directors. Investors, customers, suppliers, employees, and others may react negatively to this lending transaction or specific portions thereof. These matters may have a material adverse impact on our business and company.
Specific Cautionary Statements Relating to Nasdaq Delisting Possibility
     Our common stock may be delisted from the Nasdaq Capital Market, which could adversely affect our business and relations with employees, customers, and others. Our common stock is currently traded on the Nasdaq Capital Market. We have received notice from The Nasdaq Stock Market that our stock price (technically, the closing bid price) has failed to maintain the required minimum $1.00 per share. We have been given until August 20, 2008 to achieve compliance with that rule by having the bid price of our stock close at $1.00 or more for at least ten consecutive business days. If compliance with that rule is not be demonstrated by August 20, 2008, Nasdaq will determine whether we meet the initial listing criteria for the Nasdaq Capital Market, except for the bid price requirement. If so, Nasdaq will notify us that we have been granted an additional 180 day compliance period. There can be no assurance that we will be able to achieve compliance with this minimum bid price rule by August 20, 2008; that we would be granted an additional 180 day compliance period; or that we would be able to achieve compliance with the minimum bid price rule even if granted the additional compliance period. While there are many actions that may be taken to attempt to increase the price of our stock, two of the possibilities are a reverse stock split and a stock repurchase. At this time, we have limited capital available for any stock repurchase. Any such actions (even if successful) may have adverse effects on us, such as adverse reaction from employees, investors and financial markets in general, adverse publicity, and adverse reactions from customers. There are other requirements for continued listing on the Nasdaq Capital Market, and there can be no assurance that we will continue to meet these listing requirements. Should our stock be delisted from the Nasdaq Capital Market, we may apply to have our stock traded on the Over-The-Counter Bulletin Board or on the inter-dealer system operated by Pink OTC Markets Inc. commonly known as “Pink Sheets.” There can be no assurance that our common stock would be timely admitted for trading on that market. This alternative may result in a less liquid market available for existing and potential stockholders to buy and sell shares of our stock and could further depress the price of our stock.

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
Specific Cautionary Statements relating to Ricochet Actions
     In August 2007, Ricochet Networks, Inc., a subsidiary of Proxim Wireless Corporation, announced that it had discontinued operation of the Ricochet® network in the San Diego metropolitan area and sold the operations of the Ricochet network in the Denver metropolitan area. There can be no assurance whatsoever that we will realize the expected benefits of these actions at all or to the extent anticipated. Other risks associated with these actions include the risk that cost savings from these actions may not be fully realized or may take longer to realize than expected; the possibilities that these actions could result in increased liabilities and other adverse consequences; reactions, positive or negative, of customers, investors, employees, contract counterparties, competitors, and others to these actions; the uncertain impact of these actions on the trading market, volume, and price of Proxim Wireless Corporation’s stock; the time and costs of discontinuing the operations of the Ricochet network in the San Diego metropolitan area; exposure to costs and liabilities relating to the Ricochet network in the Denver metropolitan area; legal, financial statement, and accounting ramifications resulting from these actions; and management and board interest in and distraction due to these actions. These risks relating to the Denver Ricochet network may have increased due to the fact that the buyer of the Ricochet network in the Denver metropolitan area discontinued operations earlier in 2008.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On July 25, 2008, Proxim Wireless Corporation issued warrants to purchase an aggregate of 1,250,000 shares of Proxim’s common stock (subject to adjustment) at an exercise price of $0.53 per share (subject to adjustment). The warrants may be exercised at any time until July 25, 2018. The warrants may be exercised by paying the exercise price to Proxim or by cashless exercise pursuant to a formula. These warrants were issued to Lloyd I. Miller, III and Milfam II L.P., an entity affiliated with Mr. Miller (together, the “Lenders”), in connection with a lending transaction in which the Lenders loaned Proxim the aggregate sum of $3.0 million. In connection with this transaction, Proxim paid each Lender a fee of $22,500, being 1.5% of the amount lent by each Lender.

     Also in connection with this lending transaction, the Lenders agreed to cancel warrants that had been issued to the Lenders in July 2007. In the aggregate, warrants to purchase 925,000 shares of Proxim’s common stock at an exercise price of $2.45 per share were cancelled effective July 25, 2008.
     This issuance of the foregoing securities was completed without registration under the Securities Act of 1933, as amended, in reliance upon the exemptions contained in Section 4(2) and/or 4(6) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act for transactions not involving a public offering. This reliance was based in part on representations and warranties made to Proxim by the Lenders in the securities purchase agreement. There was no separate consideration paid by the Lenders for the warrants.
Item 3. Defaults Upon Senior Securities
     On March, 28, 2008, the Company entered into a loan and security agreement (the “Loan Agreement”) with a major multinational bank. The Loan Agreement provides for a $7.5 million revolving line of credit and includes sublimits for letters of credit, credit card services, and foreign exchange contracts. However, the aggregate outstanding amount may not exceed Proxim’s borrowing base as established under the Loan Agreement. Proxim’s borrowing base generally is an amount equal to 80% of Proxim’s eligible accounts receivable subject to adjustment by the bank (the current percentage being 70%). As of June 30, 2008, Proxim had an outstanding loan balance of $3 million under this loan agreement, but subsequent to June 30, 2008 the Company has paid down the loan to $1.5 million. As a continuing financial covenant, the Company must maintain a ratio of cash plus eligible accounts receivable to current liabilities less deferred revenue of at least 1.05 to 1.00. At the end of both the first and second quarters of 2008, the Company was not in compliance with that financial covenant and is in active negotiation with the bank to amend the financial covenants. As of the date of this filing, the bank has waived these defaults.
Item 4. Submission of Matters to a Vote of Security Holders
     We held our annual meeting of stockholders on May 21, 2008. At that meeting, each of the following individuals was elected as a director of Proxim Wireless Corporation (these individuals were all the directors of Proxim Wireless Corporation after the meeting) by the following votes:

Name of Individual	Votes For	Votes Withheld
John W. Gerdelman	12,827,192	4,070,345
J. Michael Gullard	12,870,381	4,027,156
Alan B. Howe	12,826,281	4,071,256
Pankaj S. Manglik	14,215,084	2,682,453
Robert A. Wiedemer	12,827,206	4,070,331
     Also at that annual meeting, our stockholders approved three amendments to Proxim’s 2004 Stock Plan. The first increased the shares of our common stock issuable thereunder by 1,500,000 and was approved by vote of 7,965,072 shares for, 5,206,839 shares against, 13,113 shares abstained, and 3,712,513 shares non-voted. The second amendment added a provision requiring that both incentive stock options and non-qualified stock options have an exercise price at least equal to the fair market value of Proxim’s common stock on the date of grant and was approved by a vote of 11,714,272 shares for, 1,461,305 shares against, 9,446 shares abstained , and 3,712,514 shares non-voted. The third amendment required the stock plan administrator to make equitable adjustments to outstanding stock rights in the event of specified non-routine dividends and changes in Proxim’s common stock (as opposed to such adjustments being optional) and was approved by a vote of 11,632,870 shares for, 1,538,190 shares against, 13,963 shares abstained, and 3,712,514 shares non-voted.
Item 6. Exhibits.
     See Exhibit Index.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Proxim Wireless Corporation
Date: August 14, 2008	By:	/s/ Brian J. Sereda
Brian J. Sereda,
Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Lease dated April 15, 2008 by and between OA Oakcreek, LLC and the Registrant together with First Addendum to Lease also dated April 15, 2008 (1)

10.2	Amendment No. 3 to 2004 Stock Plan of the Registrant (2)

10.3	Securities Purchase Agreement dated as of July 25, 2008 between the Registrant and Lloyd I. Miller, III and Milfam II L.P. (3)

10.4	Form of Promissory Note dated July 25, 2008, a substantially similar version of which was issued by the Registrant in favor of each of Lloyd I. Miller, III and Milfam II L.P. (3)

10.5	Form of Warrant dated July 25, 2008, a substantially similar version of which was issued by the Registrant to each of Lloyd I. Miller, III and Milfam II L.P. (3)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350 of Chapter 63 of Title 18 of the United States Code).

All non-marked exhibits are filed herewith.

(1)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on May 1, 2008.

(2)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on May 28, 2008.

(3)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on July 29, 2008.