Form 10-Q
period 2008-09-30
PROXIM WIRELESS CORP
filed 2008-11-14
CIK 712511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2008, there were 23,519,069 shares of the registrant’s common stock outstanding.

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
Item 1. Financial Statements.

PROXIM WIRELESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	Dec 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,688	$6,329
Accounts receivable, net	4,940	9,326
Inventory	4,888	5,753
Prepaid expenses	1,866	1,029
Assets held for sale	—	2,085

Total current assets	19,382	24,522

Property and equipment, net	2,453	2,532
Other Assets:
Restricted cash	77	76
Intangible assets, net	6,959	8,542
Deposits and prepaid expenses	457	239

Total other assets	7,493	8,857
Assets held for sale	0	499

Total assets	$29,328	$36,410

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$11,117	$12,752
Line of credit payable	1,500	—
Deferred revenue	2,079	4,001
License agreement payable — current maturities	1,327	1,065

Total current liabilities	16,023	17,818
License agreement payable, net of current maturities	—	1,023
Notes payable, net of discount	2,569	—
Other long term liabilities	345	—
Liabilities- related to assets held for sale	78	232

Total liabilities	19,015	19,073
Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 4,500,000, none issued at Sept 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 23,519,069 issued and outstanding at September 30, 2008 and December 31, 2007	235	235
Additional paid-in capital	64,793	63,451
Accumulated deficit	(54,715)	(46,349)

Total stockholders’ equity	10,313	17,337

Total liabilities and stockholders’ equity	$29,328	$36,410

The accompanying notes are an integral part of the financial statements

PROXIM WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Month Ended
	Sept		Sept
	30,		30,
	2008	2007	2008	2007
Revenues	$12,067	$15,908	$37,397	$48,182
Cost of goods sold	7,685	8,219	21,436	25,787

Gross profit	4,382	7,689	15,961	22,395
Operating expenses:
Selling costs	3,845	5,385	14,009	15,134
Restructuring charges	—	—	—	91
General and administrative	3,101	2,926	9,525	8,728
Research and development	1,019	1,035	3,146	5,187

Total operating expenses	7,965	9,346	26,680	29,140

Operating loss	(3,583)	(1,657)	(10,719)	(6,745)
Other income (expenses):
Interest income	9	89	29	161

Interest expense	(186)	(29)	(300)	(98)
Other income (loss)	(211)	4	395	2,604
Gain on sale of assets	—	—	—	23

Total other income (expenses)	(388)	64	124	2,690

Loss before income taxes	(3,971)	(1,593)	(10,595)	(4,055)
Benefit (provision) for income taxes	(39)	(57)	(152)	(125)

Loss from continuing operations	(4,010)	(1,650)	(10,747)	(4,180)

Income (loss) from discontinued operations, net of tax	$2,282	$(1,086)	$2,381	$(1,880)

Net income (loss)	$(1,728)	$(2,736)	$(8,366)	$(6,060)

Weighted average number of shares-basic and diluted used in computing net earnings (loss) per share	23,519	25,241	23,519	22,703

Basic and diluted net earnings (loss) per share:
Continuing operations	$(0.17)	$(0.07)	$(0.46)	$(0.19)

Discontinued operations	$0.10	$(0.04)	$0.10	$(0.08)

Total	$(0.07)	$(0.11)	$(0.36)	$(0.27)

The accompanying notes are an integral part of the financial statements

PROXIM WIRELESS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Nine Month Ended Sept 30
	2008	2007
Cash flows from operating activities:
Net Income (loss)	(8,366)	(6,060)
Less: Gain from discontinued operations	2,381	(1,880)
Loss from continuing operations	(10,747)	(4,180)
Depreciation and amortization	2,369	2,530
Gain on sale of available for sale securities	0	(99)
(Gain)loss on disposal of equipment & long-term assets	207	—
(Gain)loss on disposal of intangible asset	(752)	(2,461)
Bad debt allowance (recovery)	236	174
Employee stock option amortization	917	1,585
Inventory allowance	(4,580)	(289)
Debt discount and deferred financing fees, valuation of warrant	14	—
Changes in assets and liabilities affecting operations:
Accounts receivable	4,150	(2,828)
Inventory	5,445	3,708
Deposits	(217)	—
Prepaid expenses	(837)	(412)
Accounts payable and accrued expenses	(1,634)	(2,718)
Other Liabilities	345	—
Deferred revenue	(1,922)	(278)

Net cash provided by (used in) operating activities	(7,006)	(5,268)

Net Cash provided by (used in) discontinued operating activity	206	(2,108)
Net cash provided by (used in) operating activities	(6,800)	(7,376)

Cash flows from investing activities:
Sale of available for sale securities	0	340
Proceeds from sales of discontinued operations	4,582	200
Purchase of property and equipment	(409)	(558)
Proceeds from sale of intangible asset	850	2,461
Investment in capitalized software	(603)	(652)

Net cash provided by (used in) investing activities	4,420	1,791

Cash flows from financing activities:
Exercise of stock options and warrants	—	3
Proceeds from bank financing	3,000	0
Proceeds from note issuance	3,000	0

	Nine Month Ended Sept 30
	2008	2007
Principle payments on bank financing	(1,500)	0
Repayment of license agreement payable	(761)	(647)
Sale of common stock	0	7,467
Net cash provided by (used in) financing activities	3,739	6,823

Net increase (decrease) in cash and cash equivalents	1,359	1,238
Cash and cash equivalents, beginning of period	6,329	10,290

Cash and cash equivalents, end of period	$7,688	$11,528

Supplemental disclosure of cash flow information:
Cash paid for interest	$185	$68

Income taxes paid	$281	$125

The accompanying notes are an integral part of the financial statements

PROXIM WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
     The consolidated financial statements of Proxim Wireless Corporation (the “Company” or “Proxim”) for the three month and nine month periods ended September 30, 2008 and 2007 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.
     The Company is a designer, manufacturer, and seller of high-speed wireless communications equipment. Our customers include service providers, enterprises, and governmental organizations worldwide. The company is a leading provider of broadband wireless equipment that deliver data, voice, video and mobility (also known as the “quadruple play”) to organizations of all sizes. Proxim’s portfolio of WLAN, Wi-Fi mesh, WiMAX, and point to point (PTP) products enable a broad range of applications including wireless security and surveillance, enterprise WLANs, last mile connectivity, public safety, cellular backhaul, and more. The Company believes its end to end wireless systems address the growing need of our customers and end-users to rapidly and cost effectively deploy high-speed communication networks.
     Regardless of the application, Proxim’s end-to-end product portfolio enables partners to custom-build the wireless solution that fits customer needs. Proxim serves customers through a global network of distributors, value-added resellers, system integrators, and original equipment manufacturers. Our internal sales force also engages in direct-touch, consultative selling with major customers with the primary fulfillment method through our channel partners. Our experienced system engineering team is available to provide professional services to both our channel partners and end customers.
     Proxim’s broadband equipment is used by enterprises, service providers, carriers, government entities, educational institutions, healthcare organizations, municipalities and other organizations that need high-performance, secure and scalable broadband wireless solutions. To date, Proxim has shipped over 1.8 million units to more than 235,000 customers in over 65 countries worldwide. Proxim is ISO-9001 certified.
     The Company changed its corporate name to “Proxim Wireless Corporation” from “Terabeam, Inc.” effective September 10, 2007. Effective that same date, the Company’s stock ticker symbol was changed to “PRXM” from “TRBM.”
     Effective August 29, 2008 the Company sold substantially all assets of the Harmonix Division of its Terabeam Corporation subsidiary to Renaissance Electronics Corporation for approximately $5.3 million gross. As part of the transaction, Proxim and Renaissance entered into an agreement for the continued supply and support of the Gigalink ® radios developed and manufactured by Harmonix to ensure an uninterrupted supply of these products to our customers.

2. Inventory
     Inventory consisted of the following at the indicated dates (in thousands):

	September 30,	December 31,
	2008	2007
	(unaudited)
Raw materials	$1,049	$6,748
Work in process	153	374
Finished goods	6,195	7,531

	7,397	14,653
Allowance for excess and obsolescence	(2,509)	(7,499)
Inventory (net)-discontinued operation	—	(1,401)

Net Inventory	$4,888	$5,753

     Gross inventory decreased by $7.3 million from year-end 2007 due to the disposal of $5.0 million in obsolete inventory combined with the sale of $2.3 million in Harmonix inventory as part of the sale of the Harmonix Division to Renaissance Electronics Corporation in August, 2008. The corresponding reduction in inventory reserves was related to these two disposal activities.

3. Intangibles
     Schedule of Non-Amortizable Assets

	Sept 30,	December 31,
	2008	2007
	(in thousands)
Trade names — indefinite useful life	780	780

	$780	$780

     Schedule of Amortizable Assets

	Sept 30,	December 31,
	2008	2007
	(in thousands)
Patents, customer relationships and other technologies with identifiable useful lives	10,455	11,308

Less: accumulated amortization	(4,276)	(3,073)
Less: Intangible assets net in discontinued operation	—	(473)

Amortizable intangible assets, net	$6,179	$7,762

     Amortization is computed using the straight-line method over the estimated useful life, based on the Company’s assessment of technological obsolescence of the respective assets. Amortization expense for the three months and nine months ended September 30, 2008 totaled approximately $0.5 million and $1.6 million, respectively. The weighted average estimated useful life is 5 years. There is no estimated residual value.
4. Concentrations
     During nine months ended September 30, 2008, there were two customers who accounted for approximately 18%, and 12%, of consolidated sales respectively, and in the corresponding nine months of 2007, two customers accounted for 26%, and 19%, of consolidated sales respectively.
     The Company maintains the majority of its cash, cash equivalent, and restricted cash balances at one major US bank. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000 per bank At September 30, 2008 and 2007, the uninsured portion totaled approximately $7.5 million and $12.2 million, respectively
5. Patent License Agreement — License Agreement Payable
     In February 2006, the Company entered into a settlement agreement with Symbol Technologies, Inc. and its subsidiaries (“Symbol”) resolving all outstanding litigation between the companies.
The Company recorded an intangible asset related to the license at December 31, 2005 based on the present value of the scheduled payments, and will amortize the intangible asset over the useful life of the patents through 2014. The pay down expense recorded for the nine months ended Sept 30, 2008 totaled approximately $761,000. The Company also recorded a license payable equal to the present value of the scheduled payments. As of September 30, 2008 the remaining portion of license agreement payable is $1,327,000 which is all current.
6. Allowance for Product Warranty Costs
     Warranty costs significantly increased for the nine months ended September 30, 2008 versus the comparable period ended September 30, 2007. The company booked warranty reserve provisions totaling $516,000 during the nine months of 2008 which included a one-time warranty retrofit reserve for $80,000. During the comparable period in 2007, we booked warranty provisions of $177,000, and a one-time reserve adjustment of $539,000 related to release of warranty reserves that exceeded the corporate warranty policy. This was booked as a change in the estimate of allowance for product warranty costs as an adjustment to cost of goods sold during the quarter ended March 31, 2007

	September 30,	September 30,
	2008	2007
Balance at January 1,	$697	$1,102
Settlements	(449)	(141)
Adjustment to one year warranty term	—	(539)
Other provision adjustments	516	177

Balance at Sept 30,	$764	$599

7. Long Term Debt- Related Party
     On July 25, 2008, Proxim Wireless Corporation entered into a lending transaction with a related party, as defined in Form 8-K filed on July 29, 2008, Lloyd I. Miller, III and Milfam II L.P., an entity affiliated with Mr. Miller (together, the “Lenders”). The lenders are related parties to the Company as described in more detail in the Form 8-K filed by the Company with the SEC on July 29, 2008. Pursuant to a securities purchase agreement dated as of July 25, 2008, the Lenders loaned Proxim the aggregate sum of $3.0 million. This loan is reflected by promissory notes dated July 25, 2008 from Proxim to each of the Lenders in the initial principal amount of $1.5 million. The notes are unsecured. In connection with this transaction, Proxim paid each Lender a cash fee of $22,500, being 1.5% of the amount lent by each Lender.
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
     The notes accrue interest at 16% per annum. Interest payments are due and payable monthly in arrears on the last day of each calendar month beginning on July 31, 2008. In lieu of paying accrued interest in cash on each interest payment date, Proxim, at its sole discretion, may elect to pay interest in kind at the rate of 19% per annum, compounding monthly, in which case the accrued interest will be added to the outstanding principal amount of the notes and interest will accrue on that aggregate principal amount thereafter.
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
     The incremental fair value of the warrants cancelled and regranted in connection with debt issuance was calculated on July 25, 2008 using the Black-Scholes option pricing model and amounted to $0.4M. The fair value of the warrants is initially recorded as debt discount and Additional Paid in Capital and amortized to interest expense over the term of the debt.
8. Discontinued Operations
     In the second quarter 2008, the Company classified the Harmonix Division of its Terabeam Corporation subsidiary (“Terabeam”) as discontinued operations and reflected this change in its comparative historical results. On August 29, 2008, the Company and Terabeam entered into an Asset Purchase Agreement with Renaissance Electronics Corp. (“Renaissance”) and its wholly owned subsidiary HXI, LLC (together, the “Buyer”) relating to that Harmonix Division.
     Pursuant to the APA, Terabeam sold to Buyer generally all of its assets relating to its Harmonix Division in Haverhill, Massachusetts. Among the assets sold were US Patent Number 6,163,231 and US Trademark 2,655,290 — the GigaLink® trademark. The purchase price for these assets was approximately $5.3 million net of contractually agreed adjustments. Of this amount, $750,000 was retained by the Buyer as a deposit towards product purchases under the OEM Agreement entered into in connection with the sale, and the remaining approximately $4.6 million has been paid in cash to Proxim. Proxim recognized a net gain of $2.4 million from this transaction, which was reported as part of discontinued operation gain/loss.

The reclassification of Harmonix Division from continued operation to discontinued operation would not change net results of operation and cash flow.
Reclassification of Harmonix Division to Discontinued Operations
     In the current quarter we reclassified the prior period activity of our Harmonix Division to conform to the current presentation. This reclassification did not have an overall effect on our previously reported results of operations or cash flows.

	3 months ended Sept 30, 2007			9 months ended Sept 30, 2007
(in thousands)	As Reported	As Reclassed	Change	As Reported	As Reclassed	Change
Revenue	$16,902	$15,908	($994)	$51,693	$48,182	$(3,511)
Cost of goods sold	8,616	8,219	397	27,524	25,787	1,737

Gross margin	8,286	7,689	(597)	24,269	22,395	(1,774)

Operating expenses	9,951	9,346	(605)	31,034	29,140	(1,894)
Other income (expense)	7	7	—	2,565	2,565	—

Net Income (continuing operations)	(1,658)	(1,650)	8	(4,300)	(4,180)	120
Net Income (discontinued operations)	(1,078)	(1,086)	(8)	(1,760)	(1,880)	(120)

Net Income (Total)	$(2,736)	$(2,736)	—	$(6,060)	$(6,060)	—
     Terabeam and Proxim generally remain responsible for obligations relating to the Harmonix Division prior to August 29, 2008, while the Buyer generally is responsible for obligations relating to the Harmonix Division after August 29, 2008. All the employees of the Harmonix Division have been terminated by Terabeam, and substantially all of those employees have been hired by the Buyer.
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
Total Discontinued Operations

	Three Months Ended		Nine Month Ended
	Sept		Sept
	30,		30,
(in thousands)	2008(1)	2007(2)	2008(1)	2007(2)
Revenue from discontinued operations	$409	$1,280	$2,279	$5,677

Gain (Loss) on disposal of assets	2,421	(675)	2,421	(675)
Loss from discontinued operations	(139)	(411)	(40)	(1,205)

Net gain/ (loss) from discontinued operations	$2,282	$(1,086)	$2,381	$(1,880)

(1)	The 2008 results are largely related to discontinued operations of the Harmonix Division of Terabeam Corporation

(2)	The 2007 results are primarily related to discontinued operations of the Ricochet Networks subsidiary
9. Security Agreement -Line of Credit
     On September 26, 2008, Proxim Wireless Corporation entered into a second amendment to loan and security agreement (the “Amendment”) with Comerica Bank (the “Bank”). The Amendment amends a loan and security agreement entered into between Proxim and the Bank dated as of March 28, 2008 (the “Original Loan Agreement”), which was described in a Form 8-K filed by Proxim with the Securities and Exchange Commission on April 3, 2008, as previously amended by a first amendment to loan and security agreement dated as of August 13, 2008 (the “First Amendment”), which was described in a Form 8-K filed by Proxim with the SEC on August 14, 2008. The Original Loan Agreement as amended by the First Amendment is referred to as the “Loan Agreement.”
     The Amendment provides for a revolving line of credit not to exceed $1.5 million due on March 27, 2009. The amendment further reinstitued Proxim’s foreign exchange and credit card sublimits in a total amount equal to $300,000.
     The minimum cash financial covenant established in this Amendment requires Proxim to maintain a balance of cash at the Bank (excluding the amount of advances outstanding and the foreign exchange and credit card sublimit) at least equal to $1.5 million plus 50% of Proxim’s quarterly net income and 75% of any cash proceeds of any new equity securities sold by Proxim. As of the date of this filing, Proxim is in compliance with this loan covenant.
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

11. Commitments and Contingencies
Purchase Commitments.:
     On August 29, 2008, the Company and Terabeam entered into an Asset Purchase Agreement with Renaissance Electronics Corp. (“Renaissance”) and its wholly owned subsidiary HXI, LLC (together, the “Buyer”) relating to that Harmonix Division. Pursuant to the APA, Terabeam sold to Buyer generally all of its assets relating to its Harmonix Division in Haverhill, Massachusetts. Among the assets sold were US Patent Number 6,163,231 and US Trademark 2,655,290 - the GigaLink® trademark. The purchase price for these assets was approximately $5.3 million net of contractually agreed adjustments. Of this amount, $750,000 was retained by the Buyer as a deposit towards product purchases under the OEM Agreement entered into in connection with the sale, and the remaining approximately $4.6 million has been paid in cash to Proxim. Per OEM agreement, Proxim agreed to purchase products from the Buyer having an aggregate purchase price of at least $1.5 million during the first twelve month after August 29, 2008.
Linex Settlement:
     On August 22, 2008, we settled the lawsuit that had been brought against us by Linex Technologies. This matter is described below in Part II. Item 1.
IPO Litigation
     In September 2001 we were named as a defendant in four purported class action lawsuits alleging, among other things, violations of the registration and antifraud provisions of the federal securities laws. These matters are described below in Part II, Item 1.
12. Subsequent Events
NASDAQ listing
     On Oct 17, 2008 Proxim Wireless Corporation has received notification from The NASDAQ Stock Market that NASDAQ has suspended, through January 16, 2009, the enforcement of its rules requiring a minimum $1.00 closing bid price and a minimum market value of publicly held shares due to recent extraordinary market conditions. NASDAQ stated that it will not take any action to delist companies for a bid price or market value of publicly held shares deficiency during the suspension.
     As a result of this suspension, the hearing before the NASDAQ Listing Qualifications Panel that had been scheduled for October 23, 2008 to address Proxim’s bid price deficiency has been cancelled. NASDAQ informed Proxim that, if Proxim is still deficient in bid price at the close of business on January 16, 2009, NASDAQ will contact Proxim to reschedule a hearing.

13. Segment Information.
     Our continuing business is conducted in one business segment, broadband wireless equipment.
     Management also assesses the Company’s performance, and operations by geographic areas, and , therefore , revenue related to continuing operations for the nine months ended Sept 30, 2008 and 2007 are summarized in the following table:

	Three Months Ended		Nine Months Ended
(in thousands)	Sept 30, 2008	Sept 30, 2007	Sept 30, 2008	Sept 30, 2007
USA	$5,174	$7,397	$12,880	$20,999
Europe, Middle East, Africa	3,303	5,049	14,274	15,188
Asia Pacific	2,484	2,262	7,825	7,879
Canada & Latin America	1,106	1,200	2,418	4,116

All Regions	$12,067	$15,908	$37,397	$48,182
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     The Company provides high-speed wireless communications equipment to service providers, enterprises and governmental organizations worldwide. The company is a leading provider of broadband wireless equipment that deliver data, voice, video, and mobility (also known as the “quadruple play”) to organizations of all sizes. Proxim’s portfolio of WLAN, WiFi mesh, WiMAX , and point to point (PTP) products enable a broad range of applications including wireless security and surveillance, enterprise WLANs, last mile connectivity, public safety, cellular backhaul, and more. The Company believes its end to end wireless systems address the growing need of our customers and end-users to rapidly and cost effectively deploy high-speed communication networks.
     The Company offers products in three primary categories: (1) broadband wireless access (BWA), including proprietary point-to-multipoint (PMP), standards-based WiMAX, outdoor Wi-Fi mesh, and MeshMAX™ products; (2) enterprise Wi-Fi products primarily for use indoors, including our access points and Wi-Fi client devices; and (3) PTP products.
     Proxim’s end-to-end product portfolio enables partners to custom-build the wireless solution that fits customer needs. Proxim serves customers through a global network of distributors, value-added resellers, system integrators, and original equipment manufacturers. Our internal sales force also engages in direct-touch, consultative selling with major customers with the primary fulfillment method through our channel partners. Our experienced system engineering team is available to provide professional services to both our channel partners and end customers.
     Proxim’s broadband equipment is used by enterprises, service providers, carriers, government entities, educational institutions, healthcare organizations, municipalities and other organizations that need high-performance, secure and scalable broadband wireless solutions. To date, Proxim has shipped over 1.8 million units to more than 235,000 customers in over 65 countries worldwide. Proxim is ISO-9001 certified.
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
     In the second quarter 2008, the Company classified the Harmonix Division of its Terabeam Corporation subsidiary (“Terabeam”) as discontinued operations and reflected this change in its comparative historical results. Effective August 29, 2008 the Company sold substantially all assets of the Harmonix Division of its Terabeam Corporation subsidiary to Renaissance Electronics Corporation for approximately $5.3 million gross. As part of the transaction, Proxim and Renaissance entered into an agreement for the continued supply and support of the Gigalink® radios developed and manufactured by Harmonix. This way Proxim can ensure an uninterrupted supply of these products to its customers.

     Proxim Wireless operates in the broadband wireless equipment market place. Proxim Wireless is a designer, manufacturer, and seller of wireless telecommunications equipment (“Equipment”) which generated all of the Company’s revenues and expenses during the first nine months of 2008.
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
     In the case of our three largest stocking distributors, although they have comparable distribution contracts to the smaller distributors, we have historically deferred revenue for shipments which are either in transit to them, or are included in their period ending inventory reports. This revenue deferral practice for larger distributors has been applied historically by Proxim. These larger distributors have historically returned more product and requested larger stock rotations and price discounts versus the smaller distributors which were the primary reason that we have historically recognized their revenue using the “sell through” methodology. Under the “sell through” methodology we recognize revenue when our products are sold by these three largest stocking distributors.
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
Accounts Receivable Valuation
     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We assess the customer’s ability to pay based on a number of factors, including past transaction history with the customer as well as their creditworthiness. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of any of our customers were to deteriorate in the future, resulting in an impairment of their ability to make payments, or they express unwillingness to pay for whatever reason, additional allowances may be required. We reserve 100% of outstanding receivable balances (a) from insolvent customers and (b) from customers which are delinquent by six months or more. We reserve 50% of outstanding receivable balances that are between 3 months to 6 months delinquent subject to adjustments as considered appropriate for specific situations. We reserve 1% of outstanding receivable balances that are between 1 day to 3 months delinquent.
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
Results of Operations
For the three months ended September 30, 2008 and 2007
     The following table provides statement of operations data as a percentage of sales for the periods presented.

	2008	2007
Sales	100%	100%
Cost of goods sold	64	52
Gross profit	36	48
Operating expenses
Selling costs	32	34

General and administrative	26	18
Research and development	8	7
Total operating expenses	66	59
Operating (loss) income	(30)	(11)
Other income (expenses)	(3)	—

Income /(loss) from continuing operations	(33)%	(10)%
Income /(loss) discontinued operations	19%	(7)%
Income taxes	—	—
Net loss	(14)%	(17)%
     Sales
     Sales for the three months ended September 30, 2008 were $12.1 million as compared to $15.9 million for the same period in 2007 for a decrease of $3.8 million or 24%. The sales decline was primarily in our US region, and included both broadband and more mature WiFi product lines.
     For the quarters ending September 30, 2008 and 2007, international sales, approximated 57% and 53%, respectively, of total sales.

     Cost of goods sold and gross profit
     Cost of goods sold and gross profit for the three months ended September 30, 2008 were $7.7 million and $4.4 million, respectively. For the same period in 2007, cost of goods sold and gross profit were $8.2 million and $7.7 million, respectively. Gross profit margin, as a percentage of sales, for the three months ended September 30, 2008 and 2007 was 36% and 48%, respectively. The decrease in gross margin percentage was due to a combination of lower absorption of fixed manufacturing costs on decreased sales and higher charges to inventory for excess and obsolete, and physical inventory adjustment.
     Sales and Marketing Expenses
     Sales and marketing expenses consist primarily of employee salaries and associated costs for selling, marketing, customer and technical support as well as field support. Sales and marketing expenses for the three months ended September 30, 2008 were $3.8 million, which was a decrease of $1.5 million from $5.4 million for the same period in 2007. The decrease was the result of lower headcount and reduced travel related to management’s objective of rationalizing selling costs by territory.
     General and Administrative Expenses
     General and administrative expenses consist primarily of employee salaries, benefits and associated costs for information systems, finance, legal, and administration of a public company. General and administrative expenses were $3.1 million for the three months ended September 30, 2008 compared to $2.9 million for the three months ended September 30, 2007 resulting in an increase of about $0.2 million from the prior year’s reporting period. The increase was primarily due to costs incurred due to the move to the Company’s new corporate headquarters and the intellectual property lawsuit that had been brought against the Company.
     Research and Development Expenses
     Research and development expenses consist primarily of personnel salaries and fringe benefits and related costs associated with our product development efforts. These include costs for development of products and components, test equipment, and related facilities. Research and development expenses stayed flat at $1.0 million for the three months ended September 30, 2008 comparable to the $1.0 million for the three months ended September 30, 2007.
     Other income (expense)
     Other expenses totaled approximately $388,000 in the third quarter 2008 compared to income of $64,000 for the corresponding quarter of 2007. The higher expense during the third quarter 2008 was primarily due to the interest expense associated with the private debt placement as well as our bank line of credit (which was not in place during the third quarter of 2007).
     Discontinued Operations
     The Company received net income of $2.3 million from discontinued operations in the three months ended September 30, 2008 compared to a net loss of $1.1 million for the three months ended September 30, 2007, an approximate increase of $3.4 million or 310%. The gain in the third quarter of 2008 was primarily due to sale of the Harmonix Division for a gain of $2.4 million offset by a $139,000 loss from discontinued operations. The third quarter 2007 discontinued operations loss was primarily due to the cost of shutting down the Ricochet Networks services business.
For the nine months ended September 30, 2008 and 2007
     The following table provides statement of operations data as a percentage of sales for the periods presented.

	Nine Months Ended Sept 30,
	2008	2007
Sales	100%	100%
Cost of goods sold	57	54

Gross profit	43	46
Operating expenses
Selling costs	37	31

	Nine Months Ended Sept 30,
	2008	2007
Restructuring charges		—
General and administrative	25	18
Research and development	8	11
Total operating expenses	71	60

Operating (loss) income	(28)	(14)
Other income (expenses)	—	5

Income/(loss) from continuing operations	(28)%	(9)%

Income /(loss) discontinued operations	6%	(4)%
Income taxes	—	—

Net loss	(22)%	(13)%
     Sales
     Sales for the nine months ended September 30, 2008 were $37.4 million as compared to $48.2 million for the same period in 2007 for a decrease of $10.8 million or 22%. This decrease was primarily due to lower sales in the US region of both broadband as well as more mature wireless LAN and point to point products.
     For the nine months ending September 30, 2008 and 2007, international sales, approximated 67% and 56%, respectively, of total sales.
     Cost of goods sold and gross profit
     Cost of goods sold and gross profit for the nine months ended September 30, 2008 were $21.4 million and $16.0 million, respectively. For the same period in 2007, cost of goods sold and gross profit were $25.8 million and $22.4 million, respectively. Gross profit margin, as a percentage of sales, for the nine months ended September 30, 2008 and 2007 was 43% and 46%, respectively. The lower margins were due to inventory reserves and adjustments and reduced absorption of manufacturing costs on lower revenue levels than the same nine months in the prior year.
     Sales and Marketing Expenses
     Sales and marketing expenses consist primarily of employee salaries and associated costs for selling, marketing, customer and technical support as well as field support. Sales and marketing expenses for the nine months ended September 30, 2008 were $14.0 million, a decrease of $1.1 million, or 7.4% under the $15.1 million for the same period in 2007. The expense decrease was driven by lower headcount and reduced travel and entertainment costs as management focused on rationalizing Proxim’s selling costs by territory.
     General and Administrative Expenses
     General and administrative expenses consist primarily of employee salaries, benefits and associated costs for information systems, finance, legal, and administration of a public company. General and administrative expenses were $9.5 million for the nine months ended September 30, 2008 compared to $8.7 million for the nine months ended September 30, 2007 resulting in an increase of about 9% or $0.8 million from the prior year’s reporting period. The increase was primarily due to costs incurred due to the move to the Company’s new corporate headquarters and the intellectual property lawsuit that had been brought against the Company.
     Research and Development Expenses
     Research and development expenses consist primarily of personnel salaries and fringe benefits and related costs associated with our product development efforts. These include costs for development of products and components, test equipment and related facilities. Research and development expenses decreased to $3.1 million for the nine months ended September 30, 2008 from $5.2 million for the nine months ended September 30, 2007, an approximate decrease of $2.1 million or 39%. The decrease in research and development expenses was due to reduction in headcount and related expenses at our Silicon Valley, California location as we transitioned to our more cost efficient R&D operations in Hyderabad, India.

     Other income (expenses)
     Other income and expenses totaled approximately $0.1 million in the first nine months of 2008 compared to $2.7 million for the corresponding nine months of 2007. The majority of the $2.6 million decrease in other income was due to the receipt of $2.5 million from the sale of intellectual property in 2007 versus $850,000 in 2009. There were also higher interest charges in 2008 associated with various borrowings that did not exist in 2007.
     Discontinued Operations
     The Company received had net income of $2.4 million from discontinued operations for the nine months ended September 30, 2008 compared to a net loss of $1.9 million for the comparable nine months in 2007. The net income in the nine months of 2008 was primarily due to the sale of the Harmonix Division for gain of $2.4 million offset by a $40,000 loss from discontinued operations. The loss in 2007 related to the Ricochet Networks business which was discontinued in July, 2007.
Liquidity and Capital Resources
     At September 30, 2008, we had cash and cash equivalents of $7.6 million. This excludes restricted cash of $0.1 million. For the nine months ended September 30, 2008, cash used by operations was approximately $6.8 million. We currently are meeting our working capital needs through cash on hand (including cash we have borrowed) as well as internally generated cash from operations and other activities. Net cash provided by investing activities was $4.4 million including $4.5 million gross coming from sale of the Harmonix Division.
     For the nine months ended September 30, 2008, cash provided by financing activities was approximately $3.7 million which was principally due to a $3.0 million credit line with a major bank secured by substantially all our assets (other than intellectual property). We paid down the credit line to $1.5 million during the quarter ended September 30, 2008. Also during the nine months ended September 30, 2008, we borrowed $3.0 million from Lloyd I. Miller, III and Milfam II, L.P., an entity affiliated with Mr. Miller.
     During the nine months ended September 30, 2008, we realized cash proceeds from the sale of patents totaling $850,000. There was an offsetting cost associated with this patent sale of $98,000. This is shown in the Consolidated Statement of Cashflows as cash from investing activities.
     We believe that cash from operations, along with our cash on hand, should be sufficient to meet our operating cash requirements over the next twelve month period as currently contemplated. However, we recognize that we have limited cash on hand and limited margin for error in implementing our desired business plan. Our long-term financing requirements depend upon our growth strategy, which relates primarily to our desire to increase revenue both domestically as well as internationally. We incurred operating losses totaling $10.7 million in the first nine months of 2008, a increase of $4.0 million over the same period of 2007. During the rest of 2008, we must continue our efforts to increase revenues and adjust operating expenses to levels that will produce positive cash flows and return us to operating profitability.
     Since we have historically experienced fluctuations in our level of quarterly revenue, management is closely following revenue trends and operating expenses, and reviewing its long term business strategy to evaluate whether there will be a requirement for external financing to fund our operations. One significant constraint to our equipment business growth is the rate of new product introduction. New products or product lines may be designed and developed internally or acquired from existing suppliers to reduce the time to market and inherent risks of new product development. Our current resources may have to be supplemented through additional bank debt financing, public debt or equity offerings, product line or asset sales, or other means due to a number of factors, including our ability to replace revenues lost through the discontinuation of our services business and our desired rate of future growth. See Item 1A — Risk Factors below and the more detailed discussion of risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.

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
     Under the supervision and with the participation of our CEO and CFO, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2008.
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
     On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a decision in re Initial Public Offering Securities Litigation that six purported class action lawsuits containing allegations substantially similar to those asserted against us (the so-called “focus cases”) may not be certified as class actions due, in part, to the Appeals Court’s determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes. On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of the Second Circuit Court of Appeals’ decision. On April 6, 2007 the Court of Appeals denied the plaintiffs’ petition for rehearing of the Court’s December 5, 2006 ruling but noted that the plaintiffs remained free to ask the District Court to certify classes different from the ones originally proposed which might meet the standards for class certification that the Court of Appeals articulated in its December 5, 2006 decision.
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

     On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The issuer defendants and the underwriter defendants separately moved to dismiss the claims against them in the amended complaints in the six focus cases. On March 26, 2008, the District Court issued an order in which it denied in substantial part the motions to dismiss the amended complaints in the six focus cases. In addition, on October 1, 2007, the plaintiffs had submitted their briefing in support of their motions to certify different classes in the six focus cases. The issuer defendants and the underwriter defendants filed separate oppositions to those motions on December 21, 2007. The plaintiffs have voluntarily withdrawn their motions for class certification without prejudice.
     We intend to continue to defend the litigation vigorously while continuing to consider settlement opportunities. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. Moreover, we believe that the underwriters may have an obligation to indemnify us for the legal fees and other costs of defending these suits. While there can be no assurance as to the ultimate outcome of these proceedings, we currently believe that the final result of these actions will have no material effect on our consolidated financial condition, results of operations, or cash flows.
Linex Technologies Litigation
     On June 1, 2007, Linex Technologies, Inc. filed suit against Proxim Wireless Corporation for alleged patent infringement in the United States District Court for the Eastern District of Texas, Marshall Division. Other named defendants in this lawsuit were Belair Networks, Inc., Cisco Systems, Inc., Firetide, Inc., and Skypilot Networks, Inc. This lawsuit generally alleged that Proxim’s mesh products infringe two United States patents purportedly owned by Linex. Linex was seeking damages allegedly caused by the alleged infringement of its two patents. On August 22, 2008, Proxim entered into a settlement agreement with Linex for the purpose of resolving the lawsuit. Under the terms of the settlement agreement, Proxim agreed to pay specific amounts over time and a royalty after revenues from specified products of Proxim exceed a threshold in return for a license for the life of the patents at issue and a covenant not to sue from Linex. Consequently, by order dated September 3, 2008, Linex’s lawsuit against Proxim was dismissed with prejudice.
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
Cautionary Statements of General Applicability
     In addition to other factors and matters discussed elsewhere in this Form 10-Q, in our other periodic reports and filings made from time to time with the Securities and Exchange Commission, and in our other public statements from time to time (including, without limitation, our press releases), some of the important factors that, in our view, could cause actual results to differ materially from those expressed, anticipated, or implied in the forward-looking statements include, without limitation, the downturn and continuing uncertainty in the telecommunications industry and global economy; the intense competition in the broadband wireless equipment industry and resulting pressures on our pricing, gross margins, and general financial performance; our limited capital resources and uncertain prospects for obtaining additional financing; the possibility that we may raise additional capital on terms that we or our stockholders find onerous; possible better terms of any equity, debt, or convertible securities we may issue in the future than the terms of our common stock; the possibility that we may sell or otherwise dispose of portions of our business and assets for strategic reasons or to raise capital; possible negative reactions from investors, customers, employees, and others to any business or assets dispositions we may effect; difficulties in differentiating our products from competing broadband wireless products and other competing technologies; the impact, availability, pricing, and success of competing technologies and products; possible delays in our customers making buying decisions due to the actual or potential availability of new broadband connectivity technologies; difficulties in developing products that will address a sufficiently broad market to be commercially viable; our developing products for portions of the broadband connectivity and access markets that do not grow; our inability to keep pace with rapid technological changes and industry standards; expected declining prices for our products over time; our inability to offset expected price declines with cost savings or new product introductions; our inability to recover capital and other investments made in developing and introducing new products; lack of or delay in market acceptance and demand for our current and contemplated products; difficulties or delays in developing, manufacturing, and supplying products with the contemplated or desired features, performance, price, cost, and other characteristics; difficulties in estimating costs of developing and supplying products; difficulties in developing, manufacturing, and supplying products in a timely and cost-effective manner; difficulties or delays in developing improved products when expected or desired and with the additional features contemplated or desired; decisions we may make to delay or discontinue efforts to develop and introduce certain new products; negative reactions to any such decisions; costs and accounting impacts from any such decisions; our fluctuating financial results, which may be caused at times by receipt of large orders from customers; our limited ability to predict our future financial performance; our possible desire to make limited or no public predictions as to our expected future financial performance; the expected fluctuation in customer demand and commitments; difficulties in predicting our future financial performance, in part due to our past and possible future acquisition activity; our inability to achieve the contemplated benefits of any acquisitions we may contemplate or consummate; management distraction due to those acquisitions; the ability of the companies to integrate in a cost-effective, timely manner without material liabilities or loss of desired employees or customers; the risk that the expected synergies and other benefits of the transactions will not be realized at all or to the extent expected; the risk that cost savings from the transactions may not be fully realized or may take longer to realize than expected; reactions, either positive or negative, of investors, competitors, customers, suppliers, employees, and others to the transactions; the risk that those transactions will, or could, expose us to lawsuits or other liabilities; obligations arising from contractual obligations of Proxim Corporation that we assumed; litigation risks, obligations, and expenses arising from contractual obligations of Proxim Corporation that we assumed; management and other employee distraction due to any litigation arising from contractual obligations of Proxim Corporation that we assumed; adverse impacts of purchase accounting treatment and amortization and impairment of intangible assets acquired in any acquisitions; our general lack of receiving long-term purchase commitments from our customers; cancellation of orders without penalties; the ability of our customers to return to us some or all of the products they had previously purchased from us with the resulting adverse financial consequences; costs, administrative burdens, risks, and obligations arising from terms and conditions that we find onerous but that are imposed upon us by certain customers as a condition of buying products from us; our not selling products to certain customers due to our refusal to accept their terms and conditions of sale that we find onerous; difficulties or delays in obtaining raw materials, subassemblies, or other components for our products at the times, in the quantities, and at the prices we desire or expect, particularly those that are sole source or available from a limited number of suppliers; inability to achieve and maintain profitability; purchases of excess inventory that ultimately may not be used; difficulties or delays in developing alternative sources for limited or sole source components; our having to reconfigure our products due to our inability to receive sufficient quantities of limited or sole source components; adverse impact of stock option and other accounting rules; our reliance on third party distributors and resellers in our indirect sales model; our dependence on a limited number of significant distributors; our inability to obtain larger customers;

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
Specific Cautionary Statements Relating to Revenues
     We have been unable to increase our revenues despite being in what are perceived as expanding markets. This is having an adverse impact on our business, financial condition, and relations with customers, suppliers, employees, investors, and others. We may not be able to increase revenues in the future. Our continued inability to increase our revenues could have a material adverse affect on our ability to continue as a going concern.
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
     We have limited capital resources and our prospects for obtaining additional financing, if required, are uncertain, especially in these highly-volatile capital markets. Our future capital requirements will depend on numerous factors, including expansion of marketing and sales efforts, development costs of new products, the timing and extent of commercial acceptance for our products, and potential changes in strategic direction. Additional financing may not be available to us in the future on acceptable terms or at all. If funds are not available, we may have to delay, scale back, or terminate business or product lines or our sales and marketing, research and development, acquisition, or manufacturing programs. We may raise additional capital on terms that we or our stockholders find onerous. Any equity, debt, or convertible securities that we may issue in the future may have better terms than the terms of our common stock. We may sell or otherwise dispose of portions of our business and assets for strategic reasons or to raise capital. Investors, customers, employees and others may react negatively to any business or asset dispositions we may effect. These factors could seriously damage our business, operating results, financial condition, ability to retain employees, viability as an ongoing company, and cause our stock price to decline.
Specific Cautionary Statements Relating to Volatile Economy and Capital Markets
     Recently there has been significant uncertainty and volatility in the economy in general and the capital and lending markets in particular. We believe we are being impacted by these uncertainties already, primarily because at least some of our customers are having difficulties in obtaining credit or other financing on the terms and in the amounts they desire. We believe the uncertainty may also be causing other customers to postpone or at least delay decisions to buy our products. Inability of our customers to obtain sufficient credit or decisions by our customers to delay buying our products could have significant adverse impacts to us, particularly as we are trying to increase our revenues. Additionally, this uncertainty and volatility could make it more difficult for us to raise additional capital. An extended period of uncertainty and volatility could have a material adverse impact on our business, financial condition, and viability as an ongoing company.
Specific Cautionary Statements relating to Bank Line of Credit
     The Company recently amended the loan agreement the Company executed with a bank in the first quarter of 2008. If the Company is unable to comply with the financial and other covenants contained in that agreement as amended, the Company may be required to repay the total $1.5 million outstanding loan amount before the contemplated payment date of March 27, 2009. This repayment obligation may have a material adverse impact on the Company, particularly given the limited cash on hand at the Company.
Specific Cautionary Statements relating to Possible Harmonix Division Strategic Transaction
     Effective August 29, 2008, we sold the Harmonix Division of our Terabeam Corporation subsidiary. Risks and uncertainties relating to that transaction include those relating to and arising from the time and costs required to transition the operations of the Harmonix Division to the buyer; management (including management of the Harmonix Division) and board interest in and distraction due to the sale and related transition of operations; liabilities incurred due to the sale and related transition of the Harmonix Division; reactions, either positive or negative, of investors, competitors, customers, employees, and others to our selling the Harmonix Division; and additional supply risks as we now have to obtain certain of the products we sell to our customers from an unaffiliated third party as opposed to from an internal division. These risks could have a material adverse impact on the Company.
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
Specific Cautionary Statements Relating to Nasdaq Delisting Possibility
     Our common stock may be delisted from the Nasdaq Capital Market, which could adversely affect our business and relations with employees, customers, and others. Our common stock is currently traded on the Nasdaq Capital Market. We have received notice from The Nasdaq Stock Market that our stock price (technically, the closing bid price) has failed to maintain the required minimum $1.00 per share. We had been given until August 20, 2008 to achieve compliance with that rule by having the bid price of our stock close at $1.00 or more for at least ten consecutive business days. On August 21, 2008, we received a Nasdaq Staff Determination indicating that we failed to comply with that minimum bid price requirement and that our stock was therefore subject to delisting from The Nasdaq Capital Market. Proxim requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination, which had the effect of staying the determination of the Nasdaq Staff pending the Panel’s decision. That appeals hearing was scheduled for October 23, 2008. Prior to the hearing, we received notification from The Nasdaq Stock Market that Nasdaq has suspended, through January 16, 2009, the enforcement of its rules requiring a minimum $1.00 closing bid price and a minimum market value of publicly held shares due to recent extraordinary market conditions. Nasdaq stated that it will not take any action to delist companies for a bid price or market value of publicly held shares deficiency during the suspension. As a result of this suspension, the hearing before the Panel that had been scheduled for October 23, 2008 to address our bid price deficiency was cancelled. Nasdaq informed us that, if Proxim is still deficient in bid price at the close of business on January 16, 2009, Nasdaq will contact Proxim to reschedule a hearing.
     This is a very fluid situation. There can be no assurance as to what actions Proxim may take in its efforts to stay listed; how the Nasdaq continued listing rules (as in effect as decided by Nasdaq) will be applied to Proxim; that we would be able to achieve compliance with the minimum bid price rule within the time required by Nasdaq; or the timing of any of these events. While there are many actions that may be taken to attempt to increase the price of our stock, two of the possibilities are a reverse stock split and a stock repurchase. At this time, we have limited capital available for any stock repurchase. Any such actions (even if successful) may have adverse effects on us, such as adverse reaction from employees, investors and financial markets in general, adverse publicity, and adverse reactions from customers. There are other requirements for continued listing on the Nasdaq Capital Market, and there can be no assurance that we will continue to meet these listing requirements. Should our stock be delisted from the Nasdaq Capital Market, we may apply to have our stock traded on the Over-The-Counter Bulletin Board or on the inter-dealer system operated by Pink OTC Markets Inc. commonly known as “Pink Sheets.” There can be no assurance that our common stock would be timely admitted for trading on that market. This alternative may result in a less liquid market available for existing and potential stockholders to buy and sell shares of our stock and could further depress the price of our stock.
Specific Cautionary Statements relating to Intellectual Property Litigation
     In August 2008, we settled the lawsuit that had been brought against us by Linex Technologies, Inc. alleging that Proxim’s mesh products infringe two United States patents purportedly owned by Linex. That settlement may have adverse impacts on us due to the monetary amounts we agreed to pay Linex. Also, it could have the effect of making our products less competitive in the marketplace if we decide to increase the price of our affected products to cover, in whole or in part, the expenses created by the settlement. The settlement could also encourage other patent holders to sue us. These effects could have a material adverse affect on our business and company.
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
Proxim Wireless Corporation

Date: November 14, 2008	By:	/s/ Thomas S. Twerdahl
Thomas S. Twerdahl
Interim Chief Financial Officer (Interim principal financial and accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Asset Purchase Agreement, dated as of August 29, 2008, among the Registrant, Terabeam Corporation, Renaissance Electronics Corp., and HXI, LLC (1)

10.1	Securities Purchase Agreement dated as of July 25, 2008 between the Registrant and Lloyd I. Miller, III and Milfam II L.P. (2)

10.2	Form of Promissory Note dated July 25, 2008, a substantially similar version of which was issued by the Registrant in favor of each of Lloyd I. Miller, III and Milfam II L.P. (2)

10.3	Form of Warrant dated July 25, 2008, a substantially similar version of which was issued by the Registrant to each of Lloyd I. Miller, III and Milfam II L.P. (2)

10.4	First Amendment to Loan and Security Agreement dated as of August 13, 2008 between Comerica Bank and the Registrant (3)

10.5	Second Amendment to Loan and Security Agreement dated as of September 26, 2008 between Comerica Bank and the Registrant (4)

10.6	Assignment and Assumption of Lease, dated as of August 29, 2008, between Proxim Wireless Corporation and Renaissance Electronics Corp. and HXI, LLC and consented to by Adom Realty Trust (1)

10.7	Letter Employment Agreement dated October 9, 2008 between the Registrant and Thomas S. Twerdahl (5)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350 of Chapter 63 of Title 18 of the United States Code).

All non-marked exhibits are filed herewith.

(1)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on September 4, 2008.

(2)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on July 29, 2008.

(3)	Incorporated herein by reference to the exhibit to Form 8-K filed with the SEC on August 14, 2008.

(4)	Incorporated herein by reference to the exhibit to Form 8-K filed with the SEC on October 2, 2008.

(5)	Incorporated herein by reference to the exhibit to Form 8-K filed with the SEC on October 14, 2008.