Form 10-K
period 2008-12-31
PROXIM WIRELESS CORP
filed 2009-03-31
CIK 712511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 000-29053
PROXIM WIRELESS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-2751645
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
1561 Buckeye Drive
Milpitas, CA 95035
(Address of principal executive offices)
(408) 383-7600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common stock, par value $.01 per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          As of June 30, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $10,551,377. For purposes of this calculation only, shares of common equity held by each of the registrant’s directors and officers on that date and by each person who beneficially owned 10% or more of the outstanding common stock on that date have been excluded in that such persons may be deemed to be affiliates. The aggregate market value has been computed based on a price per share of $0.60, which is the price at which the common equity was last sold on June 30, 2008.
          As of March 13, 2009, the registrant had 23,519,069 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
          Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2009 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

PROXIM WIRELESS CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2008

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
Item 1. Business.
          Overview
          Proxim Wireless Corporation (the “Company” or “Proxim Wireless”) provides high-speed wireless communications equipment and services in the United States and internationally. Its systems enable service providers, enterprises, and governmental organizations to deliver high-speed data, voice, and video connectivity enabling a broad range of applications. The Company provides wireless solutions for the mobile enterprise, security and surveillance, last mile access, voice and data backhaul, and municipal networks. The Company believes its wireless systems address the growing need of our customers and end-users to rapidly and cost effectively deploy high-speed communication networks.
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
          Proxim Wireless Corporation was incorporated as a Delaware corporation on May 5, 2003.
          Since our inception in May 2003, our company has grown through a combination of organic growth and acquisitions. Significant acquisitions are:
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
          On July 31, 2007, Ricochet Networks, Inc., a subsidiary of Proxim Wireless Corporation, sold the operations of the Ricochet wireless network in the greater Denver metropolitan area to Civitas Wireless Solutions, LLC (“Civitas”). In addition, on that same day, Ricochet Networks, Inc. ceased operations of the Ricochet network in the San Diego metropolitan area and is no longer in the business of providing wireless Internet services. As a result, the services business we had entered as a result of the Ricochet Networks, Inc. acquisition was classified as discontinued operations effective in the third quarter of 2007, and the financial results of the services business has been excluded from the historical financial results of the Company’s continuing business.
          On August 29, 2008, the Company and Terabeam sold Terabeam’s Harmonix Division to Renaissance Electronics Corp. and its wholly owned subsidiary HXI, LLC . As a result, the Harmonix Division business was classified as discontinued operations, and the financial results of the Harmonix Division business has been excluded from the historical financial results of the Company’s continuing business.
Industry Background and Markets
          Just as cellular phones have replaced the traditional POTS phone as the primary means of making phone calls for many individuals, we believe that mobile data terminals will similarly drive a demand for high speed broadband wireless networks. Advances in wireless technology continue to drive increases in data rates while at the same time reducing the cost thus creating an attractive business model for the deployment of wireless networks as an alternative to wired deployments. This makes wireless an ideal solution for Proxim’s primary four target markets: Last Mile Access, Video Surveillance, Enterprise Wireless LAN, and Cellular Backhaul.
Last Mile Access
          Our products enable new means of providing broadband connectivity to a wide variety of service providers, many of whom are significantly smaller than the typical telephone or cable companies. Telecommunications carriers that do not have direct connectivity to the end customer through an existing medium such as copper, fiber, or cable cannot cost effectively create a new land line connection to that customer and are relegated to reselling the existing connectivity, possibly with enhancements, in some form or fashion. As a reseller, the telecommunications carrier is subjected to the quality of service and support provided by the underlying operator of the network. Extended range licensed or license-free fixed wireless broadband systems allow telecommunications carriers to establish an alternative network that they can own and control to enable them to offer superior connectivity head to head with the incumbent service provider. Our products allow a telecommunications carrier to offer broadband connectivity to markets where no wireline broadband has been previously deployed or as a cost effective overlay to compete with existing broadband services.
          Many of our products operate in license-free portions of the radio frequency spectrum. That means service providers, enterprises, and other customers don’t have to obtain licenses before they can start utilizing those products. In addition only a limited number of licenses are typically available for sale for operation in licensed spectrum, and unlicensed frequencies are free and provide many more frequencies to choose from as well as much larger channel sizes which allows for much higher data rates. This allows any customer to rapidly and cost effectively reach a new market of subscribers demanding high speed broadband connectivity. Many small to medium sized ISPs (Internet Service Providers) and Rural Local Exchange Carriers have no other viable means to offer high-speed Internet service to their customers other than using the license-free radio bands. ISPs are increasingly offering wireless broadband connectivity and are known as WISPs (Wireless Internet Service Providers). Our BWA systems have been deployed by over 2,000 WISPs, many of which are serving areas that had no broadband access prior to the roll outs incorporating our equipment.

     Security and Surveillance
          In the post 9/11 world, terrorism, law enforcement, border patrol, public safety, and monitoring challenges have forced government organizations and enterprises worldwide to elevate security and surveillance as a top priority. These challenges have manifested as significant growth in the video surveillance market which in turn has created a significant opportunity for system integrators, equipment manufacturers, software vendors, and chip companies to compress, acquire, transport, and archive these large amounts of video traffic.  Technology advances in video, wireless, and software make it now possible to use cost-effective fixed and mobile wireless solutions for comprehensive security and surveillance applications. Deploying wireless provides a customer greater flexibility to place the video cameras where required without the substantial expense of trenching or running wire and the recurring costs that come along with a wired infrastructure. Proxim’s wireless systems are designed to handle the high demands of IP video and have been deployed around the world.
     Enterprise Wireless LAN Networks
          Businesses, governments, and institutional enterprises are increasingly deploying high-speed wireless connections within buildings and also between multiple buildings occupied by the same or affiliated businesses or other enterprises in a campus or business complex setting. We have products for both the indoor wireless Local Area Network (WLAN) deployments as well as the outdoor WLAN and Point to Point building connectivity.
          Our access point products fulfill the desire for cost-efficient yet robust and fast indoor wireless LANs. Our access points have always been compliant with IEEE 802.11a, b, and/or g and in 2008, we introduced our newest access point which is also compliant with IEEE 802.11n draft 2 which is certified for interoperability by the Wi-Fi Alliance. 802.11n networks provide a five-fold increase in throughput and two-fold increase in range over 802.11a/b/g networks. These enhanced performance capabilities simplify deployments and provide the needed capacity required to handle the increased network demands as laptops become more prevalent than desktops. In fact, the capacity of a wireless 802.11n network exceeds the throughput capabilities of the typical 10/100 wired LAN previously deployed. This provides a double benefit to enterprises: first, by eliminating the need for wired LAN access throughout the enterprise with corresponding savings and second, by enabling both faster and connectivity over the network wirelessly.
          Additionally, enterprises are increasingly deploying high-speed connections between multiple buildings. Enterprises are turning to wireless systems to connect their LANs together as a lower cost, faster to deploy alternative to fiber. Also, it enables cost savings by eliminating the need for recurring T1/T3 fees. Our MP.11 and MP.16 product lines provide low cost, high speed point-to-multipoint connectivity to address this market. In addition, high-data-rate next generation wireless LAN systems such as 802.11n products are creating additional needs for LAN-to-LAN connectivity that often cannot be met by typical wired connections, depending upon the data rate required. The higher data rate capabilities within the LAN are generating demand for higher speed connections between LANs such as enabled by our GigaLink® products, with its Gigabit Ethernet (1.48 Gigabits per second) data rate capabilities.
     Cellular Backhaul
          We believe that the need for high-speed backhaul, the connections between cellular telephone towers and the rest of the cellular telephone network, will remain solid and even increase due to the increased capacity demands of existing cellular deployments as well as the deployment of new cellular systems. The amount of data that needs to be backhauled from cellular systems should increase significantly as 3G and other high-data-rate cellular systems are developed and deployed and more data intensive applications are offered. We believe that the backhaul data rates required for some individual cells will exceed the capabilities of the land line T-1/E-1 connections that are typically used today, thereby providing an attractive market for our Lynx, Tsunami, and other high-capacity products.
     Increasing Acceptance and Demand to Carry Voice over Internet Protocol (VoIP)
          There has been an increasing demand for Voice over Internet Protocol as a low cost replacement for existing telephone voice connections. VoIP permits a voice connection wherever an Internet connection exists. VoIP operates best in a broadband environment due to its connectivity and latency requirements, and we believe that wireless systems, such as systems built with our products, provide an excellent infrastructure for VoIP capabilities. A network providing high speed wireless data communications with our equipment could add VoIP capabilities with little or no recurring expense but greatly expand the network’s addressable market through the addition of the voice offering. We support Quality of Service (QoS) from the client device all the way through our backhaul equipment so VoIP calls have the highest quality and lowest delay.
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
Products
          We classify our broadband wireless products primarily into three product lines: Broadband Wireless Access (BWA), Enterprise Wi-Fi, and Point-to-Point (PTP). The BWA product line includes proprietary point-to-multipoint (PMP) Tsunami™ MP.11 products, PMP WiMAX Forum Certified™ Tsunami MP.16 products, outdoor Wi-Fi mesh, and MeshMAX™ products. The Enterprise Wi-Fi product line includes ORiNOCO® 802.11 a/b/g/n access point and client card products. The PTP product line includes our Tsunami®, Lynx®, and GigaLink® products. When possible, we design our products and systems generally to use common features, components, and software.
          We also receive revenue from servicing, repairing, and providing extended and enhanced warranties for our products.

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
          We have both proprietary PMP products and WiMAX standards-based PMP products. The primary difference is that we developed the proprietary products before any 802.16 standard existed while we developed our WiMAX PMP products to comply with the IEEE WiMAX standards. Thus, our WiMAX products are designed to interoperate with other IEEE WiMAX products. Our proprietary PMP products include our Tsunami MP.11 products, and our WiMAX PMP products include our MP.16 3500.
          Tsunami MP.11.  This product line supports PMP applications in unlicensed frequency bands. While designed before WiMAX standards existed, the Tsunami MP.11 offers similar capabilites proven in hundreds of thousands of deployments since the beginning of 2000. Some of these WiMAX like features include: scheduled media access controller (MAC), also known as polling, to enable a base station to hear all subscriber stations, preventing nodes from interfering with each other and thus increasing system throughput; and orthogonal frequency division multiplexing (OFDM), which enables near-line-of-sight connections. Additional features include: WiMAX Quality of Service (QoS); roaming with seamless handoffs at speeds up to 200 km/hour; and dynamic frequency selection (DFS) which has already received EN 301-893 v1.3.1 certification.
          In 2008 we extended the MP.11 product line to include a high security FIPS certified product targeted at government, financial and healthcare institutions. The MP.11HS products support 256 bit AES encryption, secure management and FIPS 1402 level 2 certification. It is the first unlicensed WiMAX product to be FIPS certified and brings the highest level of security to PMP applications. Frequencies supported include 2.4GHz, 5.15-5.85GHz and 1.8GHz for federal deployments.
          The MP.11 product family is capable of supporting converged voice, video, and data transmission in fixed and mobile applications, bringing capabilities of the WiMAX IEEE 802.16-2005 standard to market now, for the 900MHz, 1.8GHz, 2.4 GHz, 4.9GHz and 5.15-6.08GHz frequency bands available globally.
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
          In 2008 we added a 3.3-3.4GHz variant to our licensed WiMAX product line which has been certified for use in Mexico. It has all the same features as our 3.5GHz solution and is optimized for enterprise and security and surveillance solutions with very high upstream performance.
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
          Mesh is now a standard feature in our some of our indoor access points and is becoming a standard requirement for small to medium businesses that don’t want to run cable to install another Wi-Fi access point.
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
          In November2008, we introduced our 802.11n single (AP800) and dual radio (AP8000) Access Points. IEEE 802.11n is the next generation of the Wi-Fi standard and the primary advantages of 802.11n-compliant products are significantly higher throughput and longer range. At the time of introduction, we believe that these products were the highest performing 802.11n access points generally available to commercial customers.
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
          GigaLink products. Our GigaLink products primarily enable service providers, businesses, and other enterprises to wirelessly satisfy very high bandwidth data transmission needs over relatively short distances. Given the high data transmission capabilities of these products (up to 1.48 Gigabits per second), we think of these products as fiber optic extension products. The connectivity needs may include creating a wireless fiber-like backbone or connecting buildings or campuses together with the highest data rate wireless bridges. The GigaLink product is a compact product operating in the 60 GHz millimeter-wave band between 57 GHz and 64 GHz. It enables fiberless transmission of data, voice and video communication at speeds up to 1.48 Gbps full duplex. It is engineered to provide link distances of up to 1,000 meters with 99.99% availability, depending upon prevailing rainfall rates in the geographic regions where it will be used. We also have GigaLink products operating in the recently allocated E-Band spectrum. The E-Band spectrum is 71-78 GHz, 81-86 GHz, and 92-95 GHz. The advantage is that the E-Band products offer longer distance links than the 60 GHz products.
          In December 2008, we introduced a new long range Gigalink product which extends range to up to eight kilometers , while maintaining throughput at 1.48GBps with less than 1ms of latency.
Technology
          We have developed or acquired a number of core technologies that form the basis of our current product offerings and which we expect to use in our future product development. Our primary areas of technology expertise are digital signal processing, media access control (MAC), networking, system software development, and RF technology.
          Digital signal processing technology. Our products use either proprietary or third-party, standards-based digital signal processing (DSP) technologies and designs that we either develop specifically for use in wireless systems or adapt to those same wireless systems. Specifically, all of our ORiNOCO WLAN products utilize third-party chipsets that embody the requirements set forth by the 802.11a/b/g standards to ensure that we can achieve Wi-Fi standard certification. Similarly, our Tsunami WiMAX MP.16 BWA products use third-party chipsets that embody the requirements set forth by the 802.16d-2004 standards to ensure that we can achieve WiMAX standard certification. Currently, all of our Tsunami and Lynx PTP products are implemented using our internally developed, proprietary FPGA or ASIC DSP solutions. We believe this combination of technologies and capabilities has enabled us to introduce a number of high-speed wireless products that we may not have been able to produce otherwise. We believe we can develop flexible, innovative products more quickly than those competitors without similar capabilities.
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
          We devote a substantial portion of our resources to developing new products, enhancing existing products, expanding and improving our core wireless technologies, and strengthening our technological expertise. We have historically made and expect to continue to make significant investments in research and development. We invested approximately $3.7 million, $5.9 million, and $13.1 million in research and development activities in 2008, 2007, and 2006, respectively.

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
          Our backlog at December 31, 2008, was approximately $3.8 million, compared with backlog of approximately $9 million at December 31, 2007. Backlog includes orders confirmed with a purchase order. Because of the generally short cycle between order and shipment and occasional customer changes in delivery schedules or cancellations of orders, we do not believe that our backlog as of any particular date is necessarily indicative of the potential actual net sales for any future period. Accordingly, a significant component of our revenue expectations will be based almost entirely on internal estimates of future demand and not on firm customer orders and as a result may have higher risk of not occurring when forecasted. Planned operating expense levels are relatively fixed in the short term and are based in large part on these estimates. Because of the generally short order cycle, we need to maintain significant quantities of inventory on hand and at our contract manufacturers. If our estimates of expected demand for product are incorrect, we are exposed to excess and obsolete inventory costs.
          During 2008 there was one customer who accounted for more than 10% of sales (18%). During the year ended December 31, 2007, three unrelated customers each accounted for more than 10% of sales (19%, 13% and 10%). During the year ended December 31, 2006, three unrelated customers each accounted for more than 10% of sales (16%, 10% and 10%). During the years ended December 31, 2008, 2007, and 2006, international sales accounted for approximately 63%, 59%, and 62%, respectively, of our total sales. We expect that our revenue from shipments to international customers to vary but remain significant as a percentage of total revenue.
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

Manufacturing
          Our manufacturing strategy is to supply high quality products in a timely fashion to our customers, while making efforts to maximize our gross margins. We perform those manufacturing tasks internally that we believe cannot be effectively outsourced, but we outsource activities which can be performed more effectively by specialized manufacturing partners. Our ISO 9001-2000 certified manufacturing operation, based in our Milpitas, California facility, consists primarily of pilot production, final product assembly and testing for our most complex products, primarily certain of our PTP products. Our millimeter wave products are manufactured by HXI, LLC in Haverhill, MA. For our higher-volume products, which represent the majority of our products and product revenue, we outsource manufacturing and procurement of component parts to domestic and international contract manufacturers with the expertise and ability to achieve the cost reductions and quick response times to orders that we require, while maintaining our quality standards. This allows us to focus our internal resources on developing new products.
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
Employees
          As of December 31, 2008, we had 203 employees, including 48 in manufacturing and customer service, 74 in research and development, 61 in sales and marketing, and 20 in finance and administration. We are not a party to any collective bargaining agreement in the United States. We believe that relations with our employees are good.
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
     Cautionary Statements
          In addition to other factors and matters discussed elsewhere in this Form 10-K, in our other periodic reports and filings made from time to time with the Securities and Exchange Commission, and in our other public statements from time to time (including, without limitation, our press releases), some of the important factors that, in our view, could cause actual results to differ materially from those expressed, anticipated, or implied in the forward-looking statements include, without limitation, the following:
•	We have been unable to increase our revenues and may be unable to grow our revenues in the future. We have been unable to increase our revenues for a number of quarters in a row despite being in what are perceived as expanding markets. This is having an adverse impact on our business, financial condition, and relations with customers, suppliers, employees, investors, and others. Our continued inability to increase our revenues could have a material adverse affect on our ability to continue as a going concern.

•	We cannot predict whether we will be able to achieve profitability, which could adversely affect our ability to continue as a going concern and our stock price. We have not been profitable for the last three years. We have made no predictions concerning our future profitability or lack of profitability. Our inability to achieve profitability may affect our ability to continue as a going concern and cause the market price of our stock to decline or prevent it from rising.

•	We currently have limited capital resources, which could adversely impact our operations, ability to grow our business, attractiveness as a supplier to customers, attractiveness to investors, and viability as an ongoing company. We have a recent history of unprofitable operations, and our capital resources have been declining and are very limited. These factors could cause potential customers to question our long-term viability as a supplier and thus decide not to purchase products from us. Further, our limited capital resources could inhibit our ability to grow our business because typically we have to pay our suppliers sooner than we receive payment from our customers. These factors could cause potential investors to question our long-term viability or believe that we will need to raise additional capital on terms more favorable than a typical investor would obtain by simply buying our stock in the public markets and thus decide not to purchase our stock. All these factors could have an adverse impact on our operations, financial results, stock price, and viability as an ongoing company.

•	We have limited capital resources and our prospects for obtaining additional financing, if required, are uncertain. Additional financing may not be available to us in the future on acceptable terms or at all. If funds are not available, we may have to delay, scale back, or terminate business or product lines or our sales and marketing, research and development, acquisition, or manufacturing programs. Our inability to obtain capital could seriously damage our business, operating results, financial condition, viability as an ongoing company, and cause our stock price to decline.

•	Our common stock may be delisted from the Nasdaq Capital Market, which could adversely affect our business and relations with employees, customers, and others. Our common stock is currently traded on the Nasdaq Capital Market. We do not currently comply with the continued listing requirements of that market and thus our stock may be delisted from that market. Some of the requirements we don’t meet have been suspended by Nasdaq through April 20, 2009. We may receive grace periods to try to regain compliance with some or all of the current deficiencies. There can be no assurance that we will be able to achieve compliance with these continued listing requirements at all or within any grace periods we receive. Any actions we might take to regain compliance (such as a reverse stock split) may have adverse effects on us, such as adverse reaction from employees, investors and financial markets in general, adverse publicity, and adverse reactions from customers. Should our stock be delisted from the Nasdaq Capital Market, we may apply to have our stock traded on the Over-The-Counter Bulletin Board or the Pink Sheets. There can be no assurance that our common stock would be timely admitted for trading on those markets. These alternatives may result in a less liquid and less transparent market available for existing and potential stockholders to buy and sell shares of our stock and could further depress the price of our stock.

•	We have engaged an investment bank to assist us with the exploration of strategic alternatives, but there can be no certainty as to whether any strategic transaction will occur or the terms of any such transaction. In light of the unsolicited expressions of interest received by us, we engaged an investment banker to assist us with exploring strategic alternatives. These alternatives may include a sale of the company or some, substantially all, or all of the assets of the company. However, there can be no certainty as to whether any strategic or other actions might be undertaken following this engagement; the type, structure, timing, and terms of any such potential actions; the level of interest of third parties in pursuing any possible transactions; the time and costs required to consider possible strategic and other transactions and other corporate actions; management, affiliate, and board interest in and distraction due to considering these matters; and reactions, either positive or negative, of investors, competitors, customers, employees, and others to our engaging investment bankers and to any specific strategic alternative or opportunity selected by us.

•	We may raise additional capital on terms that we or our stockholders find onerous, which could adversely affect our financial results and stock price. In the future, we may be able to raise additional debt or equity capital only on terms that we find onerous. Alternatively, some of our stockholders may find the terms of our capital arrangements to be onerous. We may also obtain funds through arrangements with partners or others that may require us to relinquish rights to certain of our technologies or potential products or other assets. The terms of our capital arrangements or the perceived onerous nature of those arrangements could adversely affect our financial results and stock price.

•	We may sell or otherwise dispose of portions of our business and assets for strategic reasons or to raise capital, which could adversely affect our business, financial results, and relationships. As we analyze our company, strategic direction, and capital requirements, we may decide to sell some of our product lines, intellectual property, or other assets. We may decide to do so for a variety of reasons, including to raise capital, to focus on certain portions of our current business, and to reduce our expenses. Any such decisions could adversely impact our relationships with customers, employees, investors, and others for a variety of reasons depending on the actual decisions made. For example, it may be perceived that such decisions are due to our questionable financial viability. It may be perceived that we have decided to dispose of certain product lines that some people may believe have more potential than others. Any such decisions and related consequences could have an adverse impact on our business, financial results, and relationships with third parties.

•	Our lower stock price and weaker financial condition may make it harder to attract and retain qualified employees. Our lower stock price, resulting decreased incentive impact of stock options, difficulties in growing our revenue, lower cash levels, and general weaker financial condition may make it harder for us to retain our current employees in light of other employment opportunities that may be available to them. In addition, those same factors may make it harder for us to attract new employees. These difficulties may be exacerbated in our international locations, including our Hyderabad, India research and development center, which are located further from our headquarters. Our inability to retain current employees and attract new employees could have a material adverse impact on our business, financial condition, and relationships with third parties.

•	The current economic downturn is having a significant adverse impact on our business due in part to our being a smaller, younger company. The overall economic climate in the United States and many other parts of the world is in a downturn. This downturn has resulted in our customers having less capital available from capital markets, and less willingness to spend internal capital, to purchase equipments such as ours. As a result, potential customers may be less willing to spend their limited budgets on products from us, a relatively small, young company that may not survive the leaner economic times. Also, it may be causing customers to pay us slower. Because we do not have the financial resources or name recognition of larger companies, this economic cycle may adversely affect the growth and stability of our business and our financial condition and results of operations.

•	The broadband wireless equipment industry in which we principally operate is intensely competitive which could negatively impact our financial results. The telecommunications equipment industry in which we operate is intensely competitive. Most of our products are intended for outdoor broadband wireless networks (generally our broadband wireless access and point-to-point products) or indoor wireless networks (generally our enterprise Wi-Fi products). Competition is intense in this industry for a number of reasons. For example, there are relatively few barriers to entry in this market. Also, this industry has attracted substantial media and other attention in recent months in part due to the ability of this equipment to provide broadband Internet connectivity simply, quickly, and efficiently. These same reasons, among others, have caused a number of companies to develop products that compete (or could be viewed as competing) with ours. This large number of companies offering products that may be perceived to be similar or even interchangeable with our products can have the effect of reducing the prices at which we are able to sell our products. In turn, this can reduce our gross margins and negatively impact our general financial results.

•	We face substantial competition from a number of larger companies with substantially greater resources and longer operating histories, and we may not be able to compete effectively. Many of our competitors or perceived competitors offer a variety of competitive products and services and some may offer broader telecommunications product lines. Many of these companies have greater customer recognition, installed bases, financial resources, and sales, production, marketing, manufacturing, engineering, and other capabilities than we do. Especially in these turbulent economic times, these larger companies may be more successful in obtaining customers.

•	We also face competition from private and start-up companies given the limited barriers to entry in our business. We also face actual and potential competition from start-up and other private companies that are developing and marketing new commercial products and services. Many of the products we sell are based on standards established by the Institute of Electrical and Electronics Engineers (IEEE) that require interoperability. Also, there are not substantial technical development difficulties, manufacturing difficulties, prohibitive intellectual property rights, or high business start-up costs that may create greater barriers to entry in other businesses. As a result, there are limited barriers to entry into a number of markets we serve. This lack of significant barriers and the perceived attractiveness of some of these markets, among other reasons, have resulted in private companies entering these markets.

•	We may experience difficulty in differentiating our products from other broadband wireless products which may reduce our sales and gross margins. We believe that some products in the broadband wireless equipment business in which we primarily operate have become commodities in which there is intense price competition, and we believe that trend will continue and intensify. We need to carefully and clearly distinguish our products from competing products and technologies that may be able to provide wireless broadband access or connectivity. Failure to distinguish our products for our customers, investors, and others could hinder market acceptance of our products, delay our obtaining customers for our products, force reductions in contemplated sales prices of our products, and reduce our overall sales and gross margins. This ability to distinguish is becoming more important as we try to introduce more feature-rich products at higher prices.

•	Potential customers may view price as the primary differentiator between our products and products of our competitors, which could reduce the price at which we can sell our products and negatively impact our financial results. Because many products in our broadband wireless equipment business have to comply with specific public standards, at times potential customers may perceive there to be little other than price to differentiate our products from products of a competitor. This intense customer focus on pricing can have the effect of reducing the prices at which we are able to sell our products. In turn, this can reduce our gross margins and negatively impact our general financial results.

•	Alternative broadband connectivity technologies may have advantages over our products and make our products less attractive to customers. A number of competing technologies may be able to provide high-speed, broadband access or connectivity. These competing technologies include digital subscriber lines, hybrid fiber coaxial cable, fiber optic cable, T-1/E-1 and other high-speed wire, laser (also known as free space optics), satellite, and other mesh wireless, point-to-multipoint wireless, and point-to-point wireless technologies. Some of these technologies may have advantages over our products, such as lower cost, greater range, better security, and greater current market acceptance.

•	New broadband connectivity technologies may be developed that have advantages over our products and make our products less attractive to customers. New products or new technologies may be developed that supplant or provide lower-cost or better performing alternatives to our products. These new products, including new products we introduce, could reduce the sales of our existing products.

•	The actual or potential availability of new broadband connectivity technologies could cause our customers to delay buying decisions. We operate in a business where there is rapid technological change, and new standards, products, and technologies are continually introduced to the market in actual or conceptual form. These new products or technologies may have or appear or be described to have advantages over our products or other products then currently available. Even though actual products may not be available until some (perhaps indefinite) time after initial introduction of the conceptual standard, product, or technology, the possibility of obtaining these new products could cause potential customers to delay their decision to buy products such as ours. This delay could adversely impact our business, financial condition, and results of operations.

•	The costs of developing products to operate in accordance with these new broadband connectivity technologies would be substantial and could adversely affect our operating results. As a well-known supplier of broadband wireless equipment, we are expected to provide products on the cutting-edge of technology. This means supplying products operating in accordance with new broadband connectivity technologies. Developing these products is a time-consuming and expensive process. These costs could adversely affect our operating results. Alternatively, if we do not develop new products, customers may view us as not maintaining our technological leadership so be unwilling to purchase products from us.

•	We are selling into a market that has a broad range of desired product characteristics and features which may make it difficult for us to develop products that will address a broad enough market to be commercially viable. The market that we currently serve is experiencing a convergence of voice driven telecommunications methodology and data centric networking based methodology. As a result there exists a divergence of product requirements and corporate cultures for our customers and even within the same customer. Typically, established telecommunications providers desire extremely robust products with the expectation of a relatively long effective life. Networking providers on the other hand are looking for optimal performance at any given time with the assumption that they will be upgrading the equipment again in several years and therefore are extremely cost sensitive. In addition, established telecommunications providers seek products that fit into their existing networks while networking based providers prefer ethernet interfaces and data rates. If we are unable to satisfy one or more of the requirements of our current and prospective customers, we may lose, or fail to gain, meaningful market share.

•	We may not develop products for the portions of the broadband connectivity and access markets that grow. Predicting which segments of the broadband connectivity and access markets will develop and at what rate these markets will grow and in what geographic locations is difficult. We may needlessly spend money and resources developing products for a market that does not develop. On the other hand, we may miss market opportunities if we fail to act promptly and decisively to develop new products. Our business, financial condition, and results of operations will be materially adversely affected if we develop the wrong product or miss market opportunities.

•	Our sales may decline if we are unable to keep pace with rapid technological changes and industry standards. Our ability to succeed in our competitive market will depend upon successful development, introduction, and sale of new products and enhancements on a timely and cost-effective basis in response to changing customer requirements and competitors’ product developments. We may not be successful in selecting, developing, manufacturing, and marketing new products or enhancements which could adversely affect our sales. Our customers may believe that we are not investing sufficiently in research and development to maintain a strong pipeline of new products and therefore decide not to purchase current products from us.

•	We believe that the prices for our products will decline over time which could hurt our financial results. We believe that average selling prices for our products will tend to decline from the point at which a product is initially priced and marketed. Reasons for this decline may include the maturation of such products, the effect of volume price discounts in existing and future contracts, technology changes, and the intensification of competition, including from lower-cost foreign suppliers. This price decline could hurt our financial results.

•	The expected price decline of our products will hurt our financial results unless we are able to offset those declines with cost savings or new product introductions. We will attempt to offset expected price declines of our products by reducing our product costs and non-product costs and by introducing new products with higher gross margins. If we are unable to offset declining selling prices by reducing direct materials and manufacturing expenses, our gross margins will decline. If we cannot develop new products in a timely manner or we fail to achieve increased sales of new products at higher gross margins, our revenue and gross margins may decline.

•	Our plans to continue to introduce new products will require capital and other investments that may not be recovered. We devote significant resources to the development and marketing of new products and technologies and expect to continue to do so. These investments include facilities, equipment, inventory, personnel, and other items to develop and produce these products and to provide marketing, sales, service and support, and administration organizations to service and support these products. We anticipate many of these commitments and expenditures would be made in advance of realization of increased sales, which may not occur. If sales do not increase as expected, our gross margins and general financial performance would be adversely affected.

•	Our financial results have fluctuated significantly, and we expect the fluctuations will continue for a variety of reasons, many of which are out of our control. Our quarterly financial results have fluctuated significantly for a number of reasons including our acquisitions of the assets of Proxim Corporation in July 2005; Terabeam Corporation, Ricochet Networks, Inc., and KarlNet, Inc. in the second quarter of 2004; the combination of Telaxis and Young Design in April 2003; our limited long-term commitments from customers; the receipt of significant customer orders from time to time; timing of obtaining customers for any new products we may introduce; the mix of our product sales; our manufacturing capacity constraints and our ability to fulfill orders; our inability to obtain components in the quantities we need; new product introductions by us or by our competitors; seasonal factors that may affect capital spending by customers; and general economic conditions. We expect that many of these and other factors will continue to affect our business and will cause our financial results to fluctuate in the future.

•	Our past acquisition and disposition activity contributes to the difficulty in predicting our future financial performance. We have engaged in a number of strategic activities over the years which have at times substantially changed the business and operations of the company. These acquisitions and dispositions have caused our financial results to fluctuate, sometimes dramatically. These past transactions and potential future acquisition or disposition activity could contribute to fluctuations in our financial results and to difficulties in predicting our financial performance.

•	We may not achieve the contemplated benefits of any acquisition we make which could materially and adversely affect our business. We may not be able to achieve the expected synergies and other benefits of any acquisitions we make at all or to the extent and in the time periods expected. We may not be able to integrate the operations in a cost-effective, timely manner without material liabilities or loss of desired employees, suppliers, or customers. Our management may be distracted from our core business due to the acquisition. The expected cost savings from the transaction may not be fully realized or may take longer to realize than expected. The time and costs required to integrate, establish, manage, and operate the operations we acquire may be greater than we anticipated. Our investors, competitors, customers, suppliers, employees, and others may react negatively to the acquisition. We may make acquisitions in business areas in which we have little experience operating so may not fully benefit from the acquisition. We may face unexpected difficulties, costs, and delays in implementing common internal controls, disclosure controls, systems, and procedures, including financial accounting systems, particularly in light of the enhanced scrutiny given to those items in the current environment. Addition of these operations may increase the difficulty for us, financial analysts, and others to predict the combined company’s future business and financial performance. These factors may cause us to want or need to raise additional debt or equity capital, which, if available at all, may be on terms deemed undesirable by investors, customers, suppliers, employees, or others. These factors could materially and adversely affect our business, perception in our market, and financial results. Should these factors materially and adversely affect our business, it could result in a material impairment charge to write-down goodwill.

•	Our past acquisitions and dispositions have exposed us to risks and liabilities, which could have a material adverse affect on our business. We have been and may be further exposed to lawsuits, risks, liabilities, or obligations imposed on or threatened against us arising from the various acquisition and disposition activities we have undertaken. For example, we believe that Symbol Technologies, Inc. commenced its lawsuit against us as a result of our acquiring Proxim Corporation’s operations. Our acquisition of Terabeam Corporation exposed us to a substantial number of leases for unused facilities, not all of which have been resolved to date. Under our agreement to buy KarlNet, Inc., we agreed to pay up to an additional $2.5 million if certain conditions were met. Although it is our position that none of that amount is owed, we have received a letter from sellers demanding payment of a portion of this amount. These contingencies and risks could result in obligations and liabilities for us, which could have a material adverse affect on our business.

•	The fact that we receive few long-term purchase commitments from customers contributes to the difficulty in predicting our future financial performance. Due to the nature of our products and customers, we generally have a very short time between receiving an order and shipping the order. Few of our customers provide us with long-term purchase commitments. As a result, we generally have a relatively low backlog and have limited visibility of sales going forward. This lack of visibility contributes to the difficulty in predicting our future financial performance by us, financial analysts, and investors.

•	The fact that we receive few long-term purchase commitments from customers contributes to our inventory risk which could adversely affect our financial results. Due to the nature of our products and customers, we generally have a very short time between receiving an order and shipping the order. Few of our customers provide us with long-term purchase commitments. As a result, we generally have limited visibility of sales going forward. However, our customers generally demand relatively quick delivery of products. This means that we have to estimate product demand. If we under-estimate demand, we may lose sales. If we over-estimate demand, we may end up with having to take charges for excess and/or obsolete inventory or have to pay substantial amounts to cancel orders with our suppliers, both of which we have had to do in the past. These factors could adversely affect our financial results.

•	Receipt of significant customer orders have caused our financial results to fluctuate and contribute to the difficulty in predicting our future financial performance. At times, we have received significant orders from customers that have caused our financial results to fluctuate. We expect that at times we may get similar significant orders in the future which could cause significant fluctuations in sales, gross margins, and operating results. These fluctuations contribute to the difficulty in predicting our future financial performance by us, financial analysts, and investors.

•	Changes in stock option accounting rules have adversely impacted our reported operating results and may adversely affect our competitiveness in the employee marketplace. We have adopted FASB Statement No. 123R (“SFAS 123R”), Share-Based Payment, as our accounting method for stock options for accounting periods beginning January 1, 2006 and after. SFAS 123R requires that all share-based payments to all employees, including grants of employee stock options, are to be included in the financial statements based on their fair values. The adoption of SFAS 123R and resulting charges on our financial statements have significantly reduced our operating and net income, and we expect will continue to do so. These charges may result in our having operating and net losses rather than operating and net profits. As a result of adopting the changes specified in SFAS 123R, it could negatively impact our use of employee stock plans to reward employees, putting us at a competitive disadvantage in attracting and retaining key employees.

•	Our indirect sales model makes us dependent on third party distributors and resellers, which could adversely impact our financial results and reputation. Most of our products are sold through both domestic and international distributors and resellers. These distributors and resellers carry and sell products from other suppliers in addition to our own. We expect to continue to engage additional distributors and resellers to sell our products. Use of distributors and resellers makes us dependent, to a large extent, on those third parties who will have the relationships with the end customers. We may not be successful in attracting qualified distributors and resellers. Use of these distributors and resellers could cause significant fluctuation in and adversely impact our future revenue and operating results due to price, extended payment term, and other concessions demanded by our distributors, our limited relationships with actual end-users of our products, the time and costs associated with maintaining our distributor and reseller relationships, the time and costs associated with engaging new distributors and resellers, the possibility that they may give other suppliers’ products priority over our own, the possibility of channel and price conflict, the possibility of customer confusion and customer dissatisfaction, and potential accounting, operational, and financial results problems if they build excess inventory.

•	We have a limited number of distributors so any decrease in business from them could cause a decline in our revenue. The loss of business from any of our distributors or the delay of significant orders from our distributors could significantly reduce our revenue, even if it is only temporary. We do not have long-term contracts with our distributors. Our ability to accurately forecast our revenue hinges on the timing and size of future purchase orders taken by our distributors. Any reduction in revenue or in our ability to collect that revenue from customers could have a materially adverse affect on our operating results and financial condition.

•	We may be unsuccessful in our efforts to obtain larger customers, and these efforts could adversely impact our current business. We are trying to expand our customer base by obtaining

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

•	Our business depends in part on continued demand for broadband connectivity and access. The future success of our business is dependent in part upon the continued and increasing demand for high-speed, broadband connectivity and access, particularly with regard to the Internet, and for high-speed telecommunications products. The markets for such services may not grow at all or as expected.

•	We depend on our senior employees who are extensively involved in many aspects of our business, and our business would likely be harmed if we lose their services and cannot hire additional qualified personnel. Particularly because we are a small company, our future operating results depend in significant part upon the continued contributions of senior management and key sales and technical personnel, many of who would be difficult to replace if their services become unavailable to us due to death, illness, or other reasons. Future operating results also depend upon the ability to attract and retain qualified management, sales, and technical personnel. Competition for these personnel is intense, and we may not be successful in attracting or retaining them. Only a limited number of persons with the requisite skills to serve in these positions may exist, and it may be difficult for us to hire the skilled personnel we need. We have experienced difficulty in attracting, hiring, and retaining experienced sales personnel with the right blend of skills for our company, and we may experience difficulty with other types of personnel in the future.

•	We have no key-man life insurance on any of our executive officers or other employees. Loss of the services of any of our key executive officers or other key employees could have a material adverse effect on our business, financial condition, and results of operations. The lack of key man insurance means that we would receive no insurance proceeds to buffer any such adverse effects.

•	We do not currently have a succession plan in place. We currently do not have a succession plan in place if our chief executive officer or other senior personnel were to become unable to perform their responsibilities due to illness, injury, termination of service, or other reasons. Loss of the services of our chief executive officer or other senior personnel could have a material adverse effect on our business, financial condition, and results of operations. Lack of a succession plan could exacerbate our difficulties in overcoming the issues created by the loss of services of our chief executive officer or other senior personnel due to uncertainty and responsibility transition issues.

•	Our limited internal manufacturing capacity may be insufficient to meet customers’ desires for our products, which could harm our sales and damage our reputation. Our internal manufacturing capacity, by design, is limited. At times, we have been unable to deliver certain internally-manufactured products as quickly and in the quantities that customers desire. These inabilities could damage relationships with customers and have a material adverse effect on our reputation, business, financial condition, and results of operations.

•	Our limited internal manufacturing capacity makes us dependent on contract manufacturers, which could harm our sales and damage our reputation. Our internal manufacturing capacity, by design, is limited. We currently expect to rely on domestic and international contract manufacturers to provide manufacturing of our complete products, components, and subassemblies. Our failure to obtain satisfactory performance from any contract manufacturers could cause us to fail to meet customer requirements, lose sales, and expose us to product quality issues. For example, a recent decision by one of our contract manufacturers to transition manufacturing to China has had a negative impact on our ability to obtain quality product in the quantities and at the times desired. In turn, this could damage relationships with customers and have a material adverse effect on our reputation, business, financial condition, and results of operations.

•	We may be unable to engage contract manufacturers to manufacture our products which could force us to increase our internal manufacturing capacity. The technical nature of our products, the wide variety of our products, and the current uncertainty and historical fluctuation in our business may make contract manufacturers unwilling or reluctant to manufacture products for us at all or on acceptable terms. It may be difficult and time-consuming to engage a third-party manufacturer or manufacturers. If we are unable to engage a third-party manufacturer or manufacturers, we may have to increase our internal manufacturing capability. We may be unable to do so at all or without significant expense.

•	Interruptions in our manufacturing operations could have an adverse effect on our revenue. Any interruption in our manufacturing operations could cause our product supply to be interrupted or lose market opportunities and have an adverse affect on our revenue, customer relationships, and operating results. Interruptions could result from introduction of new products or processes; timing, language, cultural, and other issues arising from the use of contract manufacturers located outside the U.S.; terminations of relationship with manufacturers; not producing products at adequate capacity; delays in shipments of our products due to changes in demand; or insufficient quality or quantity of products.

•	Because many of our components or products are provided by limited or single-source suppliers, we may not be able to obtain sufficient quantities to meet our business needs. Many of the components, subassemblies, and services necessary for the manufacture of our systems are obtained from a sole supplier or a limited group of suppliers. We generally do not have any committed long-term supply agreements with these vendors. We have from time to time experienced an inability to obtain an adequate supply of required components and subassemblies. Our inability to obtain these components in the quantities and at the times we desire could halt production, reduce our ability to meet customer demands, and reduce our sales.

•	Because many of our components or products are provided by limited or single-source suppliers, we may not be able to obtain sufficient quantities at prices to make our products profitably. Many of the components, subassemblies, and services necessary for the manufacture of our systems are obtained from a sole supplier or a limited group of suppliers. Our inability to obtain these items at the prices we desire could hurt our sales and lower our margins.

•	Because many of our components or products are provided by limited or single-source suppliers, we may have to purchase extra inventory that ultimately may not be used. Many of the components, subassemblies, and services necessary for the manufacture of our systems are obtained from a sole supplier or a limited group of suppliers. A supplier may decide to end the manufacture of a product and provide us with an opportunity to make a last-time buy of the product. In that situation, we have to estimate our future needs for that product. If we underestimate, we would have an insufficient supply to manufacture our products. If we overestimate, we may end up purchasing inventory that is not used or becomes obsolete and that ultimately we have to write off. That loss could adversely affect our financial results.

•	Our inability to receive sufficient quantities of limited or single source components or products could make us develop alternative sources, which could reduce our sales and may be time consuming and expensive if it can be done at all. In the event of a reduction or interruption in the supply of a key component, we may have to develop alternative sources for the component. We may not be able to locate an alternative supplier of certain products or components at all or at acceptable prices. Our inability to develop alternative sources for components could result in delays or reductions in product shipments, increase our costs, and reduce or eliminate our profit margins. Even if we are successful at developing alternative sources, a significant amount of time could be required to receive an adequate flow of components from the alternative source.

•	Our inability to receive sufficient quantities of limited or single source components or products could make us reconfigure our products, which could reduce our sales and may be time consuming and expensive if it can be done at all. In the event of a reduction or interruption in the supply of a key component, we may have to reconfigure our products to work with different components. Reconfiguration of our products to adapt to new components could entail substantial time and expense. We may be unable to reconfigure our products to work with new components. Even if we are successful at reconfiguring our products, a significant amount of time could be required to receive an adequate flow of replacement components.

•	Our reliance on limited or single-source suppliers makes us vulnerable to difficulties at those suppliers. The production of our products is vulnerable to production difficulties, quality variations, work stoppages, acts of God such as weather and fire, and other events beyond our control at our suppliers. All of these events could adversely affect the cost and timely delivery of our products.

•	Failure to maintain adequate levels of inventory could result in a reduction or delay in sales and harm our results of operations. In a competitive industry such as the wireless telecommunications equipment industry, the ability to effect prompt turnaround and delivery on customer orders can make the difference in maintaining an ongoing relationship with our customers. This competitive market condition requires us to keep some inventory of certain products on hand to meet such market demands. Given the variability of customer requirements and purchasing power, it is difficult to predict the amount of inventory needed to satisfy demand. If we over- or under-estimate inventory requirements to fulfill customer needs, our results of operations could be adversely affected. If market conditions change swiftly, it may not be possible to terminate purchasing contracts in a timely fashion to prevent excessive inventory increases. In particular, increases in inventory could materially adversely affect operations if such inventory is ultimately not used or becomes obsolete.

•	Difficulties in reducing our operating expenses could harm our results of operations. A material portion of our operating expenses is fixed. If we experience a material reduction or delay in sales, we may find it difficult to reduce our operating expenses on a timely basis. Difficulties of this nature would adversely affect our financial condition and harm our operating results.

•	We typically permit flexible purchase order changes that may adversely affect our margins and operating results. We have typically permitted purchase orders to be modified or canceled with limited or no penalties. Any inability or failure to reduce actual costs or cancel supplier and contract manufacturing commitments in response to a customer modification or cancellation could adversely affect our gross margins and operating results.

•	Our business and financial results could be adversely affected by warranty claims. Products as complex as ours frequently contain undetected errors or defects, especially when first introduced or when new versions are released. This is especially a concern for us given our anticipated continuing introduction of new products. The occurrence of such errors or defects could result in products being returned under warranty for repair or replacement with us having to bear the associated expense. Although we maintain what we believe to be appropriate overall warranty reserves based on historical repair occurrences, an unanticipated high repair occurrence related to a specific product or number of products could make the reserves inadequate at any specific time and adversely affect our financial results.

•	Our business and financial condition could be adversely affected by product liability claims. Products as complex as ours frequently contain undetected errors or defects, especially when first introduced or when new versions are released. This is especially a concern for us given our anticipated continuing introduction of new products. The occurrence of such errors or defects could result in product liability claims being brought against us. Although we have not had any material product liability claims brought against us to date, such claims may be brought in the future and could adversely affect our financial results.

•	Our international business activities expose us to a number of risks not present in our United States operations, which we have limited experience addressing. Our international business activities may carry additional costs, risks and difficulties, including complying with complex foreign laws and treaties applicable to doing business and selling our products in other countries; availability of suitable export financing; timing and availability of export licenses; tariffs and other trade barriers; difficulties in staffing and managing foreign operations; difficulties in complying with foreign customs and general ways of doing business; and political and economic instability which may be more pronounced in less-developed areas. We have limited experience in facing many of these issues and may not be able to address the issues in a manner to enable us to expand our international sales and operations.

•	Because of international sales and operations, we may be exposed to currency risk that could adversely affect our financial condition and results of operations. A significant portion of our sales are made to customers located outside the United States. Historically, our international sales have been denominated in United States dollars. For international sales that are denominated in United States dollars, a decrease in the relative value of foreign currencies could make our products less price-competitive and could have an adverse effect on our financial condition and results of operations. For any international sales denominated in foreign currencies, a decrease in the value of the foreign currencies relative to the United States dollars could result in decreased margins from those transactions.

•	Given the extent of our international operations, the decline in the value of the dollar has increased our expenses. We have significant international operations and employees located in countries outside the United States. Often salaries of those employees and other expenses of our international operations are paid in local currency of the those countries. The decline in the value of the dollar relative to the value of many currencies of other countries has had the impact of increasing the net expense to us of our international operations. Given the relatively fixed nature of these expenses, it is difficult to reduce these expenses quickly. Continued decline in the value of the dollar will continue to increase the net expense of our international operations. These increased expenses can adversely affect our results of operations and overall financial condition.

•	The laws and legal systems of foreign governments may limit our ability to enforce our rights against our customers. Our customer purchase and other agreements may be governed by foreign laws, which may differ significantly from United States laws. Also, the court systems and procedures in foreign countries may differ significantly from United States courts. Therefore, we may be limited in our ability to collect our accounts receivable, to enforce our other rights under such agreements, and to collect damages, if awarded.

•	Lack of relationships in foreign countries may limit our ability to expand our international operations and sales. In many cases, regulatory authorities in foreign countries own or strictly regulate local telephone companies. Established relationships between government-owned or government-controlled telephone companies and their traditional indigenous suppliers of telecommunications equipment often limit access to those markets. The successful expansion of our international operations in some markets will depend in part on our ability to form and maintain strong relationships with established companies providing communication services and equipment or other local partners in those regions. The failure to establish regional or local relationships could limit our ability to successfully market or sell our products in international markets and expand our international operations.

•	Governmental regulation affecting markets in which we compete or products we make or services we offer could adversely affect our business and results of operations. Radio communications and services are extensively regulated by the United States and foreign governments as well as by international treaties. To operate in a jurisdiction, we must obtain regulatory approval for our products and comply with differing and evolving standards and regulations. The delays inherent in this approval process may cause the cancellation, postponement, or rescheduling of the installation of communications systems by us and our customers. The failure to comply with regulations in a jurisdiction could result in the suspension or cessation of our ability to operate in that jurisdiction. New regulations or changes in the interpretation of existing regulations could require us to modify our products or services and incur substantial costs to bring our products or services into compliance.

•	Our products typically require regulatory approval before they can be commercially deployed. Our products must typically receive regulatory approvals before they can be commercially deployed. As a result, customers may require that we obtain these approvals before buying or agreeing to buy our products. Obtaining these approvals can be a long, expensive process. Delays in obtaining the necessary approvals could hinder market acceptance of our products, delay sales of our products, and adversely affect our ability to market those products.

•	New regulations could have an adverse impact on our ability to supply products and our financial results. New regulations could be enacted that adversely impact our business. New regulations such as these may disrupt our supply of components needed to supply our products at the times and in the quantities desired by our customers. They may also require that we revise the design of some of our products and have some of our products re-qualified with our customers or regulatory agencies. The new regulations may increase the costs of supplying products. These results could adversely impact our product supply capabilities, relationships with customers, and financial results.

•	Changes in governmental regulation could adversely affect our competitive position. Governmental laws and regulations applicable to our products and services evolve and change frequently. These changes could hurt our competitive position, particularly if the changes have more impact on us than our competitors.

•	At time we rely on a limited number of customers for a material portion of our sales, which exposes us to risks relating to the loss of sales and credit risk. For the year ended December 31, 2008, only one unrelated customer accounted for more than 10% of our sales. In addition, we have a number of other substantial customers. We are currently attempting to increase our number of substantial customers which could increase our customer concentration risks. Our ability to maintain or increase our sales in the future will depend in part upon our ability to obtain additional orders from these customers. Our customer concentration also results in concentration of credit risk. An acquisition of one of our significant customers could cause any current orders to be delayed or canceled and no new orders being placed with us and could further concentrate our customer base. Adverse developments such as these with our significant customers could adversely impact our sales and financial results.

•	The continuing uncertainty in the telecommunications industry has caused us to maintain tight credit limits, which may be adversely affecting our sales. Many of our potential customers have faced or are facing financial difficulties due to the industry-wide uncertainty and depressed conditions. As a result, we have maintained what we believe to be stringent policies concerning the extension of credit to potential customers. We believe that these tight credit policies may be limiting our sales. As a result, we may loosen our credit policies, which may increase our sales but may also increase the likelihood of having bad debts from customers who can’t or won’t pay.

•	Given the relatively small size of some of our customers, they may not be able to pay for the products they purchase from us in the time period we expect or at all. We are subject to credit risk in the form of trade accounts receivable. We could face difficulties in receiving payment in accordance with our typical policies allowing payment within 30 days, although we have granted longer terms to some customers. Some of our customers are new and smaller service providers which do not have the financial resources of existing, larger service providers. Any delay, inability, or refusal to pay for purchases of our products may materially adversely affect our business. Difficulties of this nature have occurred in the past, and we believe they will likely occur in the future.

•	Our failure or inability to protect our intellectual property could adversely affect our business and operations, particularly in our equipment business which has otherwise relatively low barriers to entry. Our ability to compete depends in part on our ability to protect our intellectual property. The steps we have taken to protect our technology may be inadequate to prevent misappropriation of our technology and processes. Existing trade secret, trademark, and copyright laws offer only limited protection. Our patents could be invalidated or circumvented. Inability or failure to protect our intellectual property could remove a barrier to a competitor entering our broadband wireless equipment business, which in general has lower barriers to entry than other businesses.

•	Laws of foreign countries where we do business may provide less intellectual property protection for our products, which could adversely affect our ability to compete in our price-sensitive business. The laws of certain foreign countries in which our products are or may be developed, manufactured, or sold may provide less protection for the intellectual property contained in our products. We may not seek to obtain patents and other forms of intellectual property rights in certain foreign countries to the same extent we seek United States patents and other forms of intellectual property protection, which could reduce our international protection. This may make the possibility of piracy of our technology and products more likely. This piracy could result in cheaper copies of our products being available on the market, which could adversely affect our business and financial results.

•	Our intellectual property rights do not prevent other companies from developing similar technology, which could be superior to ours. Other companies could develop products that use similar and perhaps superior technology. This technology could be developed in a way to not violate or infringe our intellectual property rights. As a result, our intellectual property rights provide no assurance that competing and perhaps superior products won’t be developed, even if we are able to protect our intellectual property rights.

•	We may engage in litigation to protect our intellectual property, which could be costly, long, and distracting even if ultimately successful. If we believe our intellectual property rights are being infringed, we may commence litigation or take other actions to enforce our patents, protect our trade secrets and know-how, or determine the scope and validity of the patents or intellectual property rights of others. There can be no assurance that we would be successful in any such litigation. Further, any lawsuits we commence would increase the likelihood of counterclaims being brought against us by the companies we sue. Any litigation could result in substantial cost and divert the attention of our management, which could harm our operating results and future operations.

•	Much of our material intellectual property is not protected by patents, which may reduce the extent to which we can protect our intellectual property. We rely primarily on trade secret laws, confidentiality procedures, patents, copyrights, trademarks, and licensing arrangements to protect our intellectual property. While we do have a number of patents, the patents alone do not provide significant protection for much of our intellectual property used in our current equipment products. A significant portion of our proprietary technology is know-how, and employees with know-how may depart before transferring their know-how to other employees. The fact that much of our intellectual property is not covered by patents could reduce the extent to which we can protect our rights in that intellectual property.

•	Our products and operations could infringe on the intellectual property rights of others, which could have an adverse impact on our business. We would have to address any such infringements by seeking licenses, altering our products, or no longer selling the products. Any licenses we may be required to seek may be expensive or otherwise onerous. Similarly, changing our products may be costly, time-consuming, and impractical and could detract from the value of our products. A party making a claim of infringement could secure a judgment against us that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our products. Any claim of infringement by a third party also could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract the attention of our management. Any of these events could seriously harm our business.

•	Intellectual property litigation has adversely impacted our financial results. Since 2006, we have been sued twice for purportedly infringing a third party’s intellectual property. The costs of defending those lawsuits and the costs of performing the settlements of those lawsuits have adversely affected our financial results and will continue to adversely affect our results. Additionally, our willingness to settle these claims brought against us may increase the likelihood that other companies will commence similar claims against us.

•	Compliance with governmental regulations, such as Section 404 of the Sarbanes-Oxley Act, has increased our costs and impacted our financial results and could continue to do so. Increasing amounts of time and resources are being spent on complying with ever-changing governmental regulations and public disclosure requirements. Specifically, Section 404 of the Sarbanes-Oxley Act currently requires that management and independent public accountants review and evaluate annually internal control systems of companies subject to that section and attest to their effectiveness. We are not currently subject to the auditor review portions of Section 404. However, in anticipation of becoming subject to that section, we have begun our compliance efforts and are expending related time and costs. The costs and time required to become Section 404 compliant could be substantial, even assuming we are completely successful. In addition, even before becoming subject to Section 404, we are being billed significantly increased independent auditor fees, we believe largely due to the Sarbanes-Oxley Act and other regulations. Compliance with the Sarbanes-Oxley Act and other regulations could cause us to increase our legal, accounting, other personnel, and other costs as more time and personnel would be needed to help maintain compliance. These costs of compliance could adversely impact our financial results.

•	We are a defendant in pending stockholder litigation that could materially and adversely affect our business. We are a party to four purported securities class action lawsuits. These lawsuits relate to the underwriters’ alleged unlawful activities in connection with our initial public offering in February 2000. An agreement-in-principle has been reached to resolve this litigation. There can be no assurance whether the parties will agree on the definitive terms of the settlement and whether that settlement ultimately will be approved in the judicial process. Accordingly, we cannot predict the outcome. Defending lawsuits of this nature can be a lengthy and expensive process, and we may not prevail. Even if we prevail or the action is settled, the costs associated with these lawsuits could be substantial. In addition, these lawsuits could have other material adverse impacts on us, such as management distraction, adverse publicity, and adverse reaction from the financial markets, from our customers, or from actual or potential strategic partners. The difficulties and uncertainties relating to these lawsuits very likely may be increased and complicated because of the large number of pending similar cases and other parties involved. The outcome of these lawsuits could materially compromise our ability to continue to operate our business.

•	Proceeds under our directors’ and officers’ insurance policies may be unavailable or insufficient to cover our exposure arising from the pending stockholder litigation. We have a total of $15 million in directors and officers insurance coverage applicable to this pending stockholder litigation. We currently believe that this insurance coverage would be sufficient to cover our exposure arising from that litigation and the proposed agreement-in-principle to settle the litigation. However, the insurance proceeds may be unavailable if the companies issuing those policies experience financial difficulties or are otherwise unable or unwilling to pay under those policies. Also, there can be no assurance that proceeds under those policies would be sufficient to cover our exposure arising from this litigation.

•	Our stock price has been volatile and may continue to be volatile. The market price of our common stock has been volatile and is likely to remain volatile. Some of the reasons for the volatility are within our control, but many are beyond our control and unrelated to our operating performance. We believe the following factors, among others, have contributed to our stock price volatility:
o	Our financial performance and results

o	Announcements by us concerning our relationships with our existing or new customers

o	Announcements by us concerning our completed and contemplated acquisitions and other strategic plans and activities

o	Announcements by our customers

o	The relatively low number of shares of our stock that trade on an average day

o	The introduction of new products by us

o	The financial performance of our competitors

o	The introduction of new products by our competitors

o	Other announcements by our competitors

o	General conditions of the financial markets
We expect these factors and others to continue to contribute to the volatility of our stock price.
•	One stockholder owns a significant beneficial interest in our common stock and has other relationships which could allow him to influence matters requiring stockholder approval and our business in general. As of March 13, 2009, we believe that Lloyd I. Miller, III, directly and indirectly, controlled approximately 15% of our outstanding common stock. In addition, on that date, Mr. Miller held warrants to acquire another approximately 5% of our outstanding common stock (albeit at exercise prices higher than the price at which our common stock closed on the Nasdaq Capital Market on that date). Mr. Miller also lent money to the company in July 2008 and has rights as a creditor pursuant to the related lending transaction. Finally, Mr. Miller recommended that two of our current four independent members of our board of directors be elected to the board. As a result of his stock ownership, Mr. Miller may be able to exert influence over actions which require stockholder approval, for example, certain types of changes in control or amendments to our certificate of incorporation. Also, because of his other relationships with the company, Mr. Miller may be able to exert influence over other corporate decisions and our business in general.

•	Future actual or potential stock sales by Lloyd I. Miller, III could cause our stock price to fall. Mr. Miller controlled approximately 15% of our outstanding common stock on March 13, 2009. Because Mr. Miller owns directly or indirectly more than 10% of our outstanding common stock, any sales or distributions by Mr. Miller are required to be reported publicly shortly after they occur. Actual or potential sales of this stock by Mr. Miller could cause our stock price to fall or prevent it from increasing for numerous reasons. For example, a substantial amount of our common stock becoming available (or being perceived to become available) for sale in the public market could cause the market price of our common stock to fall or prevent it from increasing, particularly given the relatively low trading volumes of our stock. Also, Mr. Miller recommended that two people be placed on our current board of directors so sales by Mr. Miller could be viewed as being based on knowledge gained from those directors.

•	Future actual or potential sales of the stock we issue upon exercise of stock options could cause our stock price to fall. As of February 27, 2009, we had options outstanding to buy approximately 2,145,990 shares of our common stock and may grant options or other stock grants relating to an additional approximately 2,596,014 shares of our common stock. A substantial amount of this common stock becoming available (or being perceived to become available) for sale in the public market could cause the market price of our common stock to fall or prevent it from increasing, particularly given the relatively low trading volumes of our stock. Further, actual or potential sales of this stock could be viewed negatively by other investors because some of these stock options are held by our directors and senior executives.

•	If we acquire other companies or product lines by issuing stock, the result may be dilutive to existing stockholders. We may acquire other companies, businesses, and product lines in the future and may issue shares of our stock in connection with any such acquisitions. Any such issuances could significantly dilute the holdings of our current stockholders, particularly given the lower current trading price of our common stock.

•	If we raise additional capital by issuing stock, the result may be dilutive to existing stockholders. Our board of directors may decide to issue additional equity securities in many situations without the need for any stockholder vote. Given the recent prices for our common stock, significant dilution to our stockholders could result if we raise additional funds by issuing equity securities. Further, these issuances may also involve issuing stock at a price per share below the current trading prices.

•	The terms of any equity securities we may issue in the future may be better than the terms of our common stock. Our board of directors is authorized to create and issue equity securities that have rights, privileges, and preferences senior to those of our common stock. In many situations, our board could take these actions without the need for any stockholder vote. In particular, we have 4.5 million shares of “blank check” preferred stock which the board could issue, in many cases without any stockholder vote. The board could establish voting rights, dividend rights, liquidation rights, conversion rights, and other rights and preferences of this preferred stock senior and better than the rights associated with our common stock.
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
          Our headquarters is an approximately 45,000 square foot facility located in Milpitas, California. This facility accommodates some or all portions of the following departments: senior management, administration, finance, marketing, manufacturing, sales, and research and development. The term of the lease for this facility expires on October 1, 2013.
          Our India subsidiary leases an approximately 13,000 square foot facility located in Hyderabad, India. This facility accommodates engineering, research and development, quality assurance, and related support functions for our India operations. The term of the lease for this facility expires in July 2013, subject to each party’s right to terminate the lease early on three months notice.
          We lease five small facilities in Europe and Asia to accommodate our international sales and operations staff.
          Our Young Design, Inc. subsidiary leases an approximately 15,000 square foot facility located in Falls Church, Virginia. The term of the lease for this facility expires on December 31, 2010. This facility is currently under-utilized and partially subleased.
          Prior to the sale of the Harmonix Division of our Terabeam Corporation subsidiary in August 2008, we had leased an approximately 17,000 square foot facility located in Haverhill, Massachusetts for the HXI operations. As part of the sale of the HXI operations, the buyer of the HXI operations assumed the obligations under that lease from and after the date of the sale. This assumption did not release Proxim from its obligations under that lease, provided, however, that Proxim has no liability or obligations relating to or arising from (a) any amendment or modification of that lease or (b) any renewal or extension of the term of that lease beyond the initial scheduled term of that lease (October 31, 2015).
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
          In June 2003, along with virtually all of the other non-bankrupt issuer defendants, we elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. If the proposed settlement had been approved by the court, it would have resulted in the dismissal, with prejudice, of all claims in the litigation against us and against the other issuer defendants who elected to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. This proposed issuer settlement was conditioned on, among other things, a ruling by the court that the claims against us and against the other issuers who had agreed to the settlement would be certified for class action treatment for purposes of the proposed settlement, such that all investors included in the proposed classes in these cases would be bound by the terms of the settlement unless an investor opted to be excluded from the settlement.
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
          On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. On November 13, 2007, the issuer defendants and the underwriter separately moved to dismiss the claims against them in the amended complaints in the six focus cases. On March 26, 2008, the District Court issued an order in which it denied in substantial part the motions to dismiss the amended complaints in the six focus cases.
          Additionally, on September 27, 2007, the plaintiffs moved to certify different classes in the six focus cases. The issuer defendants and the underwriter defendants filed separate oppositions to those motions on December 21, 2007. On October 10, 2008, the plaintiffs voluntarily withdrew their motions for class certification without prejudice.
          On February 25, 2009, the parties advised the District Court that they have reached an agreement-in-principle to settle the litigation in its entirety. That agreement remains subject to further negotiation, filing with the District Court of definitive settlement documents, and final approval by the District Court. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. While there can be no assurance as to the ultimate outcome of these proceedings, we currently believe that the final result of these actions will have no material effect on our consolidated financial condition, results of operations, or cash flows.
General
          We are subject to potential liability under contractual and other matters and various claims and legal actions which are pending or may be asserted against us or our subsidiaries. These matters may arise in the ordinary course and conduct of our business.
Item 4. Submission of Matters to a Vote of Security Holders.
          No matters were submitted to a vote of stockholders during the three months ended December 31, 2008.

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

	Proxim Common Stock
	High	Low
2007
First Quarter	$2.50	$1.86
Second Quarter	$2.95	$1.92
Third Quarter	$2.36	$1.54
Fourth Quarter	$1.58	$0.81

2008
First Quarter	$1.18	$0.59
Second Quarter	$0.84	$0.51
Third Quarter	$0.65	$0.32
Fourth Quarter	$0.39	$0.10
          As of March 13, 2009, the number of stockholders of record of our common stock was approximately 216. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions. We have never declared or paid any cash dividends on any class of our common equity. We currently intend to retain any future earnings to fund the development and growth of our business and currently do not anticipate paying cash dividends in the foreseeable future. In addition, our agreements with our bank and subordinated lenders generally prohibit us paying dividends to our stockholders without prior approval of the bank and those lenders.
Equity Compensation Plan Information
          The following table and narrative provide information about our equity compensation plans as of December 31, 2008. More information about our stock options is contained in our financial statements, including the notes thereto, included in this Annual Report on Form 10-K.

	Number of securities
	to be issued upon	Weighted-average	Number of securities remaining
	exercise of	exercise price of	available for future issuance
	outstanding options,	outstanding options,	under equity compensation
	warrants and rights	warrants and rights(b)	plans (excluding securities
Plan category	(a) (1)	(1)	reflected in column(a)) (c)
Equity compensation plans approved by security holders	2,789,449	$2.70	1,983,555 (2)

Equity compensation plans not approved by security holders	15,000	$2.12	—

Total	2,804,449	$2.70	1,983,555

(1)	This column does not reflect the warrants outstanding on December 31, 2008 to purchase 1,250,000 shares of our common stock at an exercise price of $0.53 per share that we issued in connection with a lending transaction in July 2008.

(2)	Consists of shares available for future issuance under our 2004 Stock Plan.

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
          Not applicable
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
          Effective August 29, 2008 the Company sold substantially all assets of the Harmonix Division of its Terabeam Corporation subsidiary to Renaissance Electronics Corporation for gross proceeds of approximately $5.3 million . As part of the transaction, Proxim and Renaissance entered into an agreement to ensure the uninterrupted supply and support of the Gigalink® radios developed and manufactured by Harmonix for our customers.
          Both Richochet and Harmonix division are all stated as discontinued operation in all the periods presented.
Critical Accounting Policies
          Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net revenue and expenses during the reporting period, and related disclosure of contingent assets and liabilities for the period reported and as of the date of the financial reports. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.
          We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements
     Revenue Recognition
          Product revenue is generally recognized upon shipment in accordance with SEC Staff Accounting Bulletin 104 (“SAB 104”), when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collect ability is reasonably assured. The company offers most stocking distributors a stock rotation right pursuant to which they may return products that have been recently purchased provided they place an equal value order for new products from us and the value of the returned products is a small fraction of the value of products purchased from us in the preceding quarter. In general, we also offer most stocking distributors price protection on products in their inventory or recently purchased from us in cases where we reduce prices on these products. In both cases , the distributors would receive a credit which can be used for purchase of additional products from us. In a small number of cases, we have agreed to accept return of discontinued or obsolete products. For other customers, we provide quarterly or annual rebates based on achievement of performance targets, loyalty discounts, and/or sales discounts. We apply SFAS No. 48,”Revenue Recognition When Right if Return Exists,” in determining when to recognize revenue. Under SFAS No. 48 revenue can be recognized if all of the following conditions are met:
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
     Capitalized Software
          We capitalize certain software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. We begin capitalizing software development costs upon the establishment of technological feasibility, which is established upon the completion of a working model or a detailed program design. Costs incurred prior to technological feasibility are charged to expense as incurred. Capitalization ceases when the product is considered available for general release to customers. . Capitalized software costs are amortized on a product-by-product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Generally, estimated economic lives of the software products do not exceed three years.
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
     Valuation of Stock-based Awards
          As of December 31, 2008, we have one active stock-based employee compensation plan and four inactive (legacy) plans, which are described more fully in Note 13.
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

Result of Operations
Comparison of Fiscal Year 2008 and 2007
          The following table provides statement of operations data as a percentage of sales for the periods presented.

	2008	2007
			Annual
	% of		Dollar	Annual
	Net	% of Net	Change (in	%
	Revenue	Revenue	000s)	Change
Net revenues	100%	100%	$(12,938)	(21)%
Cost of sales	58	57	(6,549)	(19)
Gross profit	42	43	(6,389)	(24)
Operating expenses:
Selling and marketing expense	35	33	(3,121)	(15)
Restructuring and impairment costs	—	13	(8,234)	(100)
General and administrative	24	20	(387)	(3)
Research and development expense	8	10	(2,146)	(36)
Total operating expenses	67	76	(13,888)	(30)
Operating income (loss)	(25)	(33)	7,499	38
Other income (expense)	—	5	(2,890)	(103)
Income tax expense (benefit)	—	—	(24)	13
Income (loss) from continuing operations	(25)	(28)	4,585	27
Income (loss) from discontinuing operations	5	(3)	4,434	216
Net income (loss)	(20)%	(31)%	$9,019	47
     Sales
     Sales for the year ended December 31, 2008 were $49.0 million as compared to $61.9 million for the same period in 2007, a decrease of $ 12.9 million or 21%. Our revenue declined primarily due to worldwide economic slowdown on broadband wireless sales.
     For the years ending December 31, 2008 and 2007, international sales were approximately $30.8 million and $36.5 million, respectively, comprising 63% and 59% of our total sales. International sales remained relatively even on a year to year basis.
     Cost of goods sold and gross profit
     Cost of goods sold and gross profit for the years ended December 31, 2008 were approximately $28.6 million and $20.4 million, respectively. For the same period in 2007, costs of goods sold and gross profit were $35.1 million and $26.8 million, respectively. The cost of goods sold for the years ended December 31, 2008 and 2007 included restructuring provisions for excess obsolete inventory totaling $0 million and $2.5 million respectively. This is consistent with the overall decrease in revenue level for 2008. The cost of goods sold for the years ended December 31, 2007 included restructuring provisions for excess and obsolete inventory totaling $2.5 million
     Sales and Marketing Expenses
          Selling and marketing expenses consist primarily of employee salaries and associated costs for selling, marketing, and customer support. Selling and marketing expenses decreased to $17.0 million for the year ended December 31, 2008, from $20.0 million for the year ended December 31, 2007,representing a 15% decrease from the prior year. The decrease was the result of lower headcount and reduced travel related to management’s objective of rationalizing selling costs by territory. Due to overall revenue decrease of 21% from 2007 to 2008, sales and marketing expenses as a percentage of sales increased to 35% in 2008 as compared to 33% in the previous year.
     Restructuring charges related to the impairment of goodwill and purchased intangibles
          During the year ended December 31, 2007, we recorded a charge for the impairment of amortizable intangible assets totaling $0.2 million and impairment to goodwill for $7.9 million. There is no restructuring charges or impairment of intangibles in 2008.
     General and Administrative Expenses
          General and administrative expenses consist primarily of employee salaries, benefits and associated costs for information systems, finance, legal, and administration of a public company. General and administrative expenses decreased to $11.7 million for the year ended December 31, 2008, from $12.1 million for the year ended December 31, 2007, a $0.3 million or 3% decrease. The decrease is primarily the result of overall cost reduction plan implemented in 2008 and offset by moving expense to the Company’s new headquarters and intellectual property lawsuit related legal expenses. General and administrative expenses as a percentage of sales during 2008 increased to 24% as compared to 20% in 2007 based on lower sales in 2008.
     Research and Development Expenses
          Research and development expenses consist primarily of personnel salaries and fringe benefits and related costs associated with our product development efforts. These include costs for development of products and components, test equipment and related facilities. Research and development expenses decreased to $3.8 million for the year ended December 31, 2008, from $5.9 million for the year ended December 31, 2007, a $2.1 million favorable reduction in our operating expenses. Research and development expenses decreased to 8% as a percentage of sales in 2008 compared to 10% in 2007. The decrease in research and development expenses was primarily due to reduction in headcount costs as significant R&D activities were transferred from California to Hyderabad, India starting in Q3 2007.
     Other income (expenses)
          Other income and expenses totaled approximately $0.1 million expense for the year ended December 31, 2008, as compared to $2.8 million income for the year ended December 31, 2007. The $2.9 million decrease in other income (expense) for the year ended December 31, 2008 was primarily due to recorded $0.7 million gain from the sale of patent in 2008 compared to $2.4 million gain recorded from the sale of patents in 2007. The higher expense in 2008 was also due to interest expense associated with a private debt placement as well as our bank line of credit (which was not in place during 2007).

Comparison of Fiscal Year 2007 and 2006
          The following table provides statement of operations data as a percentage of sales for the periods presented.

	December 31,
	2007	2006		Annual
	% of Net	% of Net	Annual Dollar	%
	Revenue	Revenue	Change (in 000s)	Change
Net revenues	100%	100%	$(6,224)	(9)%
Cost of sales	57	58	(4,525)	(11)
Gross profit	43	42	(1,699)	(6)
Operating expenses:	—	—
Selling and marketing expense	33	26	2,484	14
Restructuring and impairment costs	13	13	(756)	(8)
General and administrative	20	17	587	5
Research and development expense	10	19	(7,118)	(55)
Total operating expenses	76	75	(4,803)	(9)
Operating income (loss)	(33)	(33)	3,104	(14)
Other income (expense)	5	1	2,281	428
Income tax expense (benefit)	—	—	(116)	171
Income (loss) from continuing operations	(28)	(32)	5,269	(24)
Income (loss) from discontinuing operations	(3)	(1)	(1,170)	(133)

Net income (loss)	(31)%	(33)%	4,099	18%
          Sales
          Sales for the year ended December 31, 2007 were $61.9 million as compared to $68.1 million for the same period in 2006, a decrease of $6.2 million or 9%. Our revenue declined primarily due to disappointing sales results in the Americas and Asia Pacific regions.
          For the years ending December 31, 2007 and 2006, international sales approximated $36.5 million and $42.2 million, respectively, comprising 59% and 62% of our total sales. International sales remained relatively even on a year to year basis.
     Cost of goods sold and gross profit
          Cost of goods sold and gross profit for the years ended December 31, 2007 were approximately $35.1 million and $26.8 million, respectively. For the same period in 2006, costs of goods sold and gross profit were $39.6 million and $28.5 million, respectively. This is consistent with the overall decrease in revenue from 2006 to 2007. The cost of goods sold for the years ended December 31, 2007 and 2006 included restructuring provisions for excess and obsolete inventory totaling $2.5 million and $1.5 million, respectively. Gross profit margin, as a percentage of sales, for the year ended December 31, 2007 was 43% with the restructuring provision and 47% without restructuring charges compared to a 42% net gross margin and 43% gross margin before restructuring costs for the same period in 2006. The increase in net gross margin percentage was primarily due to the product mix in 2007 as compared to 2006 and the higher margins recognized on our newer broadband products.
     Sales and Marketing Expenses
          Selling and marketing expenses consist primarily of employee salaries and associated costs for selling, marketing, and customer support. Selling and marketing expenses increased to $20.1 million for the year ended December 31, 2007, from $17.7 million for the year ended December 31, 2006 representing a 14% increase from the prior year. Sales and Marketing expenses as a percentage of sales increased to 32% in 2007 as compared to 26% in 2006. This increase was due primarily to increased headcount and higher expenses related to travel, commission and new account development.
     Restructuring charges related to realignment of business groups
          During the year ended December 31, 2007 we recorded approximately $91,000 of restructuring charges to operating expense. These charges consisted of one-time termination benefits related to a reduction in force, implemented in an effort to streamline operations in response to the first quarter financial results. During the year ended December 31, 2006 ,we recorded restructuring charges of $116,000 that consisted of operating lease commitments related to facilities which were closed during the year and severance payments to employees laid off subsequent to the Old Proxim acquisition.
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
     General and Administrative Expenses
          General and administrative expenses consist primarily of employee salaries, benefits and associated costs for information systems, finance, legal, and administration of a public company. General and administrative expenses increased to $12.1 million for the year ended December 31, 2007, from $11.5 million for the year ended December 31, 2006, a $0.6 million or 5% increase. The increase is primarily the result of higher costs for salaries, benefits and associated costs for information systems. Higher general and administrative expenses can also be attributed to increased spending for finance, legal, amortization of intangibles, administration, insurance and audit fees. General and administrative expenses as a percentage of sales during 2007 increased to 20% as compared to 17% in 2006.
     Research and Development Expenses
          Research and development expenses consist primarily of personnel salaries and fringe benefits and related costs associated with our product development efforts. These include costs for development of products and components, test equipment and related facilities. Research and development expenses decreased to $5.9 million for the year ended December 31, 2007, from $13.1 million for the year ended December 31, 2006, a $7.2 million favorable reduction in our operating expenses. Research and development expenses decreased to 10% as a percentage of sales in 2007 compared to 19% in 2006. The decrease in research and development expenses was primarily due to reduction in headcount costs as significant R&D activities were transferred from San Jose, California to Hyderabad, India combined with $0.8 million reduction in expenses related to software capitalization.
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
     Adoption of FAS 123R
          Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. Stock-based compensation for the years ended December 31, 2007,and 2006 totaled approximately $2.0 million and $1.3 million respectively.
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
Liquidity and Capital Resources
General
          At December 31, 2008, we had cash and cash equivalents of $5.1 million. This excludes restricted cash of $0.1 million. For the year ended December 31, 2008, cash used by operations was approximately $8.4 million. We currently are meeting our working capital needs through cash on hand (including cash we have borrowed) as well as internally generated cash from operations and other activities. Net cash provided by investing activities was $3.7 million including $4.5 million gross coming from sale of the Harmonix Division.
          For the year ended December 31, 2008, cash provided by financing activities was approximately $3.4 million which was principally due to a $1.5 million credit line with a major bank secured by substantially all our assets (other than intellectual property). Subsequent to December 31, 2008 ,we secured a new $5.0 million credit line through a different major bank secured by substantially all of our assets (other the intellectual property) and used some of the proceeds to pay down our existing $1.5 million credit line. During the second quarter of 2008, we borrowed $3.0 million from related party Lloyd I. Miller, III and Milfam II, L.P., an entity affiliated with Mr. Miller. See Part II. Item 8 Financial Statements and Supplementary Data Footnote 9 Long Term Debt- Related Party Transactions for details.
          In the second quarter of 2008, we realized cash proceeds from the sale of patents totaling $850,000. There was an offsetting cost associated with this patent sale of $98,000. This is shown in the Consolidated Statement of Cash flows as cash from investing activities.
          We believe that cash from operations, along with our cash on hand, should be sufficient to meet our operating cash requirements over the next twelve month period as currently contemplated. However, we recognize that we have limited cash on hand and limited margin for error in implementing our desired business plan. Our long-term financing requirements depend upon our growth strategy, which relates primarily to our desire to increase revenue both domestically as well as internationally. We incurred operating losses totaling $12.1 million for the year ended December 31, 2008, a decrease of $7.5 million over the same period of 2007. In 2009, we must continue our efforts to increase revenues and adjust operating expenses to levels that will produce positive cash flows and return us to operating profitability.
          Since we have historically experienced fluctuations in our level of quarterly revenue, management is closely following revenue trends and operating expenses, and reviewing its long term business strategy to evaluate whether there will be a requirement for external financing to fund our operations. One significant constraint to our equipment business growth is the rate of new product introduction. New products or product lines may be designed and developed internally or acquired from existing suppliers to reduce the time to market and inherent risks of new product development. Our current resources may have to be supplemented through additional bank debt financing, public debt or equity offerings, product line or asset sales, or other means due to a number of factors, including our ability to replace revenues lost through the discontinuation of our services business and our desired rate of future growth. See Item 1A — Risk Factors above for more detailed discussion of risk factors.
Contractual Obligations
We have contractual obligations and commercial commitments totaling $3.4 million, as well as have inventory at subcontractors reserved as an other accrued liability totaling $615,000 , which are coming due over the next 12 months.
Recently Issued Accounting Standards
          See Note 2 of Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
          See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Disclosures about Market Risk.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
TO THE BOARD OF DIRECTORS
PROXIM WIRELESS CORPORATION
Milpitas, California
We have audited the accompanying consolidated balance sheet of PROXIM WIRELESS CORPORATION (the “Company”) as of December 31, 2008 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2008. We also have audited the related financial statement Schedule II for the year ended December 31, 2008. These consolidated financial statements and financial statement Schedule II are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement Schedule II based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PROXIM WIRELESS CORPORATION as of December 31, 2008 and the consolidated results of its operations and cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement Schedule II for the year ended December 31, 2008, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Mark Bailey & Company, Ltd.
Reno, Nevada
March 30, 2009

Report of Independent Registered Public Accounting Firm
TO THE BOARD OF DIRECTORS
PROXIM WIRELESS CORPORATION
Milpitas, California
We have audited the accompanying consolidated balance sheet of Proxim Wireless Corporation (the “Company”) as of December 31, 2007, and the related consolidated statement of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006. We also have audited the related financial statement Schedule II for the year ended December 31, 2007. These consolidated financial statements and financial statement Schedule II are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statements Schedule II based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PROXIM WIRELESS CORPORATION as of December 31, 2007 and the results of its operations and cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement Schedule II for the year ended December 31,2007 when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Fitzgerald, Co., CPAs, P.C.
McLean, Virginia
March 27, 2008
(except for Note 16, as to which the date is March 28, 2009)

PROXIM WIRELESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$5,092	$6,329
Accounts receivable, net of allowance for doubtful accounts, returns and discounts of $2,132 for 2008 and $2,044 for 2007 respectively	4,084	9,326
Inventory	3,947	5,753
Prepaid expenses	1,613	1,029
Assets held for sale	—	2,085

Total current assets	14,736	24,522
Property and equipment, net	2,658	2,532
Other Assets:
Restricted cash	77	76
Intangible assets, net	6,479	8,542
Deposits and prepaid expenses	387	239
Assets held for sale	—	499
Total other assets	6,943	8,857

Total assets	$24,337	$36,410

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,100	$12,752
Line of credit payable	1,500	—
Deferred revenue	1,649	3,687
License agreement payable - current maturities	1,023	1,065
Liabilities- Assets held for sale	—	232

Total current liabilities	12,272	17,736
License agreement payable, net of current maturities	—	1,023
Deferred revenue, net of current	474	314
Notes payable, net of discount	2,616	—
Other long term liabilities	305	—

Total liabilities	15,667	19,073
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 4,500,000, none issued at December 31, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 23,519,069 issued and outstanding at December 31, 2008 and December 31, 2007	235	235
Additional paid-in capital	64,829	63,451
Accumulated deficit	(56,394)	(46,349)

Total stockholders’ equity	8,670	17,337

Total liabilities and stockholders’ equity	$24,337	$36,410

See accompanying notes to consolidated financial statements.

PROXIM WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2008	2007	2006
Revenues	$49,007	$61,945	$68,169

Cost of goods sold	28,582	32,664	38,154

Restructuring provision for excess and obsolete inventory	—	2,467	1,502

Gross profit	20,425	26,814	28,513
Operating expenses:
Selling costs	17,031	20,152	17,668
Restructuring Charges	—	91	116
Restructuring charges for impairment of intangible assets and goodwill	—	8,143	8,874
General and administrative	11,746	12,133	11,546

Research and development	3,793	5,939	13,057

Total operating expenses	32,570	46,458	51,261

Operating loss	(12,145)	(19,644)	(22,748)
Other income (expenses):
Interest income	37	208	368

Interest expense	(493)	(126)	(190)

Other income (expense)	(165)	271	355
Gain on sale of assets	545	2,461	—

Total other income (expenses)	(76)	2,814	533

Loss from continuing operations before income tax	(12,221)	(16,830)	(22,215)
Benefit( Provision) for income taxes	(208)	(184)	(68)

Loss from continuing operations	$(12,429)	$(17,014)	$(22,283)

Discontinued Operations
Income (Loss) from operations of discontinued component -net of income tax	(37)	(1,469)	(880)
Gain (loss) on sale of discontinued component-net of income tax	2,421	(581)	—

Income (Loss) from discontinued operations, net of income taxes	$2,384	$(2,050)	$(880)

Net income (loss)	$(10,045)	$(19,064)	$(23,163)

Weighted average number of shares-basic and diluted used in computing net earnings (loss) per share	23,519	23,278	21,523

Basic and diluted net earnings (loss) per share:
Continuing operations	$(0.53)	$(0.73)	$(1.04)

Discontinued Operations	$0.10	$(0.09)	$(0.04)

Total	$(0.43)	$(0.82)	$(1.08)

See accompanying notes to consolidated financial statements.

PROXIM WIRELESS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

					Accumulated
			Additional	Retained	Other
	Common Stock		Paid-in	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	(Loss) Income	Total
Balances, December 31, 2005	21,446,217	214	56,638	(4,122)	(12)	52,718

Exercise of stock options and warrants	106,355	2	79	—	—	81
Stock based compensation	—	—	1,259	—	—	1,259
Net loss	—	—	—	(23,163)	—	(23,163)
Unrealized gain (loss) on investments, net of reclassification adjustments	—	—	—	—	(61)	(61)

Total comprehensive income (loss)	—	—	—	(23,163)	(61)	(23,224)

Balances, December 31, 2006	21,552,572	216	57,976	(27,285)	(73)	30,834

Exercise of stock options and warrants	1,797		3	—	—	3
Common stock issued	4,300,000	43	7,425	—	—	7,468
Common stock retired	(2,335,300)	(24)	(3,946)	—	—	(3,970)
Stock based compensation	—	—	1,993	—	—	1,993
Net income (loss)	—	—	—	(19,064)	—	(19,064)
Unrealized gain (loss) on investments, net of reclassification adjustments	—	—	—	—	73	73
Net (loss)	—	—	—	(19,064)	73	(18,991)

Balances, December 31, 2007	23,519,069	235	63,451	(46,349)	$—	17,337

Exercise of stock options and warrants	—	—	—	—	—	0
Common stock issued	—	—	—	—	—	0
Common stock retired	—	—	—	—	—	0
Stock based compensation	—	—	932	—	—	932
Issuance of detachable warrant			446			446
Net income (loss)	—	—	—	(10,045)	—	(10,045)

Total comprehensive income (loss)	—	—	—	(10,045)	—	(10,045)

Balances, December 31, 2008	23,519,069	235	64,829	(56,394)	$—	8,670

See accompanying notes to consolidated financial statements.

PROXIM WIRELESS CORPRATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For The Years Ended December 31
	2008	2007	2006
Cash Flows from Operating Activities
Net Loss	$(10,045)	$(19,064)	$(23,163)
Adjustments to reconcile net loss to net cash provided by (used in)
Operating activities
Depreciation and amortization	3,116	3,886	5,106
Loss (gain) on disposal/write off of available-for-sale securities	—	(99)	32
Bad debt allowance	527	244	95
Inventory allowance	484	754	(1,190)
Stock based compensation	932	1,993	1,259
Restructuring charge for impairment of intangible assets	—	220	8,874
Restructuring provision for excess and obsolete inventory	—	2,467	1,502
Restructuring provision for impairment of goodwill	—	7,922	—
Amortization of debt discount	62	—	—
(Gain) loss on sale of assets	(545)	(2,461)	—
(Gain) loss on sale of discontinued operations	(2,421)	581	—
Changes in assets and liabilities affecting operations:
Accounts receivable	5,399	(4,715)	2,699
Inventory	734	(766)	(758)
Prepaid expense and other current assets	166	172	(201)
Other non-current assets	(148)	1	357
Accounts payable and accrued expenses	(5,088)	(806)	(1,805)
Deferred Revenue	(1,878)	1,803	(305)
Other liabilities	305	—	—

Net cash provided by (used in) operating activities	(8,401)	(7,868)	(7,498)

Cash Flows from Investing Activities:
Release of restricted cash	—	—	5,000
Purchase of property and equipment	(193)	(978)	(445)
Investment in capitalized software	(1,207)	(788)	—
Proceeds from the sale of securities	—	340	—
Proceeds from sale of intangible assets	850	2,500	—
Proceeds from sale of discontinued operations, net of cash expense	4,279	200	—

Net cash provided by (used in) investing activities	3,729	1,274	4,555

Cash Flows from Financing Activities:
Retirement of common stock	—	(3,970)	—
Issuance of common stock	—	7,468	—
Exercise of stock options and warrants	—	3	81
Proceeds from line of credit	3,000	—	—
Principal payments on loan obligations	(1,500)	—	—
Proceeds from note issuance	3,000	—	—
Repayment of license agreement payable	(1,065)	(868)	(981)

Net cash provided by (used in) financing activities	3,435	2,633	(900)

Net change in cash and cash equivalents	(1,237)	(3,961)	(3,843)
Cash and cash equivalents at beginning of period	6,329	10,290	14,133

Cash and cash equivalents at end of period	$5,092	$6,329	$10,290

Supplemental disclosure of cash flow information
Cash paid for interest	$404	$126	$119
Income taxes paid	$361	$196	$68
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
2. Summary of Significant Accounting Policies
     Principles of Consolidation
          The consolidated financial statements include the accounts of Proxim Wireless Corporation and its wholly owned subsidiaries. Material inter-company transactions and balances have been eliminated in consolidation.
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
     Revenue Recognition
          Product revenue is generally recognized upon shipment, when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collect ability is reasonably assured. The Company offers most stocking distributors a stock rotation right pursuant to which they may return products that have been recently purchased provided they place an equal value order for new products from us and the value of the returned products is a small fraction of the value of products purchased from us in the preceding quarter. In general, we also offer most stocking distributors price protection on products in their inventory or recently purchased from us in cases where we reduce prices on these products. In both cases , the distributors would receive a credit which can be used for purchase of additional products from us. In a small number of cases, we have agreed to accept return of discontinued or obsolete products. For other customers, we provide quarterly or annual rebates based on achievement of performance targets, loyalty discounts, and/or sales discounts. We apply SFAS No. 48, “Revenue Recognition When Right if Return Exists,” in determining when to recognize revenue. Under SFAS No. 48 revenue can be recognized if all of the following conditions are met:
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
          In the case of direct customers or OEM manufacturers we recognize revenue at point of shipment from either Proxim’s facility or from our contract manufacturer’s facilities when the product is shipped from the respective docks since title and acceptance are passed to the end customer. This revenue recognition process is our “sell in” methodology which applies to all customers with exception of our largest stocking distributors who recognize revenue, as described below, through the “sell through” methodology.
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
          In the case of our three largest stocking distributors, although they have comparable distribution contracts to the smaller distributors, we have historically deferred revenue for shipments which are either in transit to them, or are included in their period ending inventory reports. This revenue deferral practice for larger distributors has been applied historically by Proxim. These larger distributors have historically returned more product and requested larger stock rotations and price discounts versus the smaller distributors which was the primary reason that we have historically recognized their revenue using the “sell through” methodology. Under the “sell through” methodology we recognize revenue when our products are sold out of these distributor’s ending inventories.
     Cash and Cash Equivalents
          The Company considers cash on hand, deposits in banks, money market accounts and investments with an original maturity of three months or less to be cash or cash equivalents. Investments consist of investments in investment-grade marketable equity securities.
     Accounts Receivable Valuation
          We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We assess the customer’s ability to pay based on a number of factors, including past transaction history with the customer as well as their creditworthiness. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of any of our customers were to deteriorate in the future, resulting in an impairment of their ability to make payments, or they express unwillingness to pay for whatever reason, additional allowances may be required. We reserve 100% of outstanding receivable balances (a) from insolvent customers and (b) from customers which are delinquent by six months or more. We reserve 50% of outstanding receivable balances that are between 3 months to 6 months delinquent subject to adjustments as considered appropriate for specific situations. We also reserve for pending material returns as well as sales discounts which are owed to our customer’s accounts.

     Inventory Valuation
          Inventories are stated at the lower of standard cost, which approximates actual cost under the first-in, first-out method, or market value. We perform a detailed assessment of inventory at each year-end balance sheet date, which includes, among other factors, a review of component demand requirements, product lifecycle and product development plans. Manufacturing inventory includes raw materials, work-in-process, and finished goods. Inventory valuation provisions are based on an excess obsolete report which captures all obsolete parts and products and all other inventory, which have quantities in excess of one year’s projected demand, or in the case of service inventories demand of up to five years. This covers both in warranty (two years), as well as out of warranty (up to five years) customer materials demand. Individual line item exceptions are identified for either inclusion or exclusion from the inventory valuation provision. As a result of this assessment, we write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In addition, on an annual basis we conduct a lower of cost or market evaluation which may necessitate additional inventory provisions.
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
     Property and Equipment
          Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which range from two to seven years for personal property .
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
     Capitalized Software
          We capitalize certain software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed . We begin capitalizing software development costs upon the establishment of technological feasibility, which is established upon the completion of a working model or a detailed program design. Costs incurred prior to technological feasibility are charged to expense as incurred. Capitalization ceases when the product is considered available for general release to customers. . Capitalized software costs are amortized on a product-by-product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Generally, estimated economic lives of the software products do not exceed three years.
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
          In June 2006, the Financial Accounting Standards Board (FASB) issued FASB interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The company has assessed its tax liabilities and has booked appropriate tax provisions and has made FAS 109 and FIN 48 disclosures where warranted since adoption of these standards in Q1, 2007.
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
     Per Share Amounts
          Basic net income per common share and diluted net income per common share are presented in conformity with SFAS No. 128, Earnings per Share (“SFAS No. 128”), for all periods presented. In addition, the company has options and warrants outstanding which are anti-dilutive in a net loss situation. Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding, including dilutive common shares subject to repurchase and potential shares assuming the (i) exercise of dilutive stock options and warrants using the treasury stock method and (ii) issuance of committed but un-issued stock awards.
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

          Fair Values of Financial Instruments
          Financial instruments, including cash equivalents, marketable securities, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximated fair value at December 31, 2008 and 2007. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rate, reflecting varying degrees of perceived risk. In April 2007, the FASB issued statement of FASB 159. The Fair Value Option for Financial Assets and Financial Liabilities. The statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company did not elect the fair value option for any of our financial assets or liabilities.
     Recent Accounting Pronouncements
          In September 2008, the FASB issued EITF issue 0705, Determining whether an instrument (or an Embedded Feature) is index to an Entity’s own Stock. EITF Issue 07-5 supersedes EITF issue 01-6, ‘ The meaning of Indexed to a Company’s Own Stock’ and establishes a two step process for evaluating whether equity-linked financial instruments and embedded features are index to a company’s own for the purposes of determining whether the scope exception described in paragraph 11(a) SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”, can be applied. EITF issue 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (January 1, 2009 for calendar year companies), and interim periods within those fiscal years. Early application is not permitted by an entity that adopted an alternative accounting policy. The Company is currently assessing the impact of EITF 0705 on its consolidated financial position and results of operations.
          In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) . The FSP will require the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The debt will be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance. The equity component will be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The FSP will also require an accretion as interest expense of the resultant debt discount over the expected life of the debt. The transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The guidance will be effective for fiscal years beginning after December 15, 2008, and interim periods within those years. We do not expect the adoption of FASB No. 14-1 to have a material impact on our consolidated financial statements.
          In April 2008, Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of FSP No. 142-3 to have a material impact on our consolidated financial statements.
          In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. We do not expect the adoption of FASB No. 161 to have a material impact on our consolidated financial statements.
          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (“ARB”) No. 51. The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, to identify earnings attributable to noncontrolling interests reported as part of consolidated earnings, and to measure the gain or loss on the deconsolidated subsidiary using the fair value of a noncontrolling equity investment. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We do not expect the adoption of SFAS No. 160 to have a material impact on our consolidated financial statements.
          In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations” (SFAS 141(R)). The standard changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) will be effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with early adoption prohibited. We do not expect the adoption of FASB No. 141 to have a material impact on our consolidated financial statements.
3. Inventory
Inventory consisted of the following (in thousands):

	December 31,	December 31,
	2008	2007
Raw materials	$1,354	$5,920
Work in process	728	328
Finished goods	3,927	6,607

	$6,009	$12,855
Allowance for excess and obsolescence	(2,062)	(7,102)

Net Inventory	$3,947	$5,753

4. Intangible Assets
          The following table presents details of the Company’s intangible assets with indefinite and definite useful lives:
     Schedule of Non-amortizable Assets:

	December 31,	December 31,
	2008	2007
	(in thousands)
Trade names — indefinite useful life	$780	$780

	$780	$780

     Schedule of Amortizable Assets:

	December 31,	December 31,
	2008	2007
	(in thousands)
Patents, customer relationships and other technologies with identifiable useful lives	$10,455	$10,653

Less: accumulated amortization	(4,756)	(2,891)

Amortized intangible assets, net	$5,699	$7,762

          Amortization expense for years ended December 31, 2008, 2007 and 2006, totaled approximately $ 2.0 million, $2.1 million and $3.4 million, respectively. There is no estimated residual value. Expected amortization expense for 2009 to 2014 is listed as follows:
     Estimated Amortization (in thousands)

Year	Amount
2009	$1,736
2010	1,601
2011	1,108
2012	418
2013	418
2014	418
5. Property and equipment
          Property and equipment consisted of the following balances for the dates indicated (in thousands):

	December 31,
	2008	2007
Leasehold Improvement	$307	$580
Capitalized Software	2,811	1,663
Equipment	3,630	3,884

	$6,748	$6,127
Less: accumulated depreciation	(4,090)	(3,595)

Property and equipment, net	$2,658	$2,532

     Depreciation expense totaled approximately $1.1 million, $1.5 million, and $1.7 million, respectively, for the periods ended December 31, 2008, 2007, 2006.

6. Allowance for Product Warranty Costs
          The following table presents a summary of the changes to product warranty costs during the year ended December 31, 2008 and 2007 (in thousands):

	Product Warrant Cost
	2008	2007
Balance at January 1,	$697	$1,102
Settlements	(180)	(433)
Adjustment to one year warranty term	0	(539)
Other provision adjustments	44	567

Balance as of December 31	$561	$697

7. Patent License Agreement — License Agreement Payable
          In February 2006, Proxim Wireless Corporation and its subsidiaries entered into a settlement agreement with Symbol Technologies, Inc. and its subsidiaries (“Symbol”) resolving all outstanding litigation between the companies.
          The Company recorded an intangible asset related to the license at December 31, 2005, based on the present value of the scheduled payments, and will amortize the intangible asset over the useful life of the patents through 2014. The Company also recorded a license payable equal to the present value of the scheduled payments. As of December 31, 2008 the remaining portion of license agreement payable is $1.0 million which is all current.
8. Security Agreement -Line of Credit
          On March, 28, 2008, the Company entered into a loan and security agreement (the “Loan Agreement”) with Comerica Bank. The Loan Agreement provides for a $7.5 million revolving line of credit and includes sublimit for letters of credit, credit card services, and foreign exchange contracts. On September 26, 2008, Proxim Wireless Corporation entered into a second amendment to loan and security agreement (the “Amendment”) with Comerica Bank (the “Bank”). The Original Loan Agreement as amended by the First Amendment is referred to as the “Loan Agreement.” The Amendment provides for a revolving line of credit not to exceed $1.5 million due on March 27, 2009. The amendment further reinstituted Proxim’s foreign exchange and credit card sublimit in a total amount equal to $300,000.
          As of December 31, 2008, Proxim had an outstanding loan balance of $1.5 Million. The weighted average interest rate for this line of credit as of December 31,2008 was 5.8% and the Company is in compliance with the loan covenant.
          In March 2009, the outstanding balance was paid in full and the relationship with Comerica Bank was terminated (see FN 18).
9. Long Term Debt- Related Party
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
          The incremental fair value of the warrants cancelled and regranted in connection with debt issuance was calculated on July 25, 2008 using the Black-Scholes option pricing model and amounted to $0.45M. The fair value of the warrants is initially recorded as debt discount and Additional Paid in Capital and amortized to interest expense over the term of the debt. As of Dec 31, 2008, the unamortized discount was $0.38M. During the year ended December 31, 2008, we paid $170,000 interest on the notes.
10. Income Taxes
          The provision (benefit) for income taxes for the years ended December 31, 2008, 2007, and 2006, respectively, is (in thousands):

	December 31,
	2008	2007	2006
Current tax expense (benefit)
Federal	$—	$—	$—
State	26	6	68
Foreign	182	178	—

	$208	$184	$68

Deferred tax expense (benefit)
Federal		—	—
State		—	—
Foreign		—	—

Total Deferred		—	—

Total Provision	$208	$184	$68

     A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows:

	December 31,
	2008	2007	2006
Tax expense (benefit) at U.S. statutory rate	$(3,443)	$(6,608)	$(8,107)
State income taxes	17	6	(927)
Change in valuation allowance	3,250	3,236	1,917
Permanent tax differences	197	—	7,185
Non deductible impairment charges	—	2,850	—
Non deductible stock compensation expense	244	698	—
Other differences	(57)	2	—

Provision (benefit) for income taxes	$208	$184	$68

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2008	2007
Deferred Tax Asset:
Stock compensation	$300	—
Inventory valuation allowance	900	1,200
Allowance for bad debt	1,800	1,100
Accruals	1,600	1,300

Total Deferred Tax Assets	4,600	3,600
Valuation allowance	(4,600)	(3,600)

Net Deferred Tax Assets	$—	$—

Long Term Deferred Tax Assets:

Federal and State Net Operating Loss	15,100	8,700

Intangible and depreciable assets	1,000	200

Valuation allowance	(16,100)	(8,900)

Net deferred tax asset (liabilities)	$—	$—

          Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The Valuation Allowance increased by $8.2 million, $3.6 million, and $1.9 million for the periods ended December 31, 2008, 2007 and 2006, respectively.
          As of December 31, 2008, the Company had a federal net operating loss carry forward of approximately $40 million. The net operating losses begin to expire in 2019 and will continue to do so through 2028, if not utilized.
          As of December 31, 2008 the Company had state net operating loss carry forwards of approximately $30 million. The net operating losses will begin expiring in 2010 and will continue to do so through 2028, if not utilized.

          As of December 31, 2008, the Company had federal research activity credit carry forwards of approximately $300,000. The credit expires in 2005.
          Utilization of the Company’s net operating losses and research credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.
          U.S. income taxes were not provided for on a cumulative total of approximately $1.7 million of undistributed earnings for certain non-US subsidiaries. We have not provided U.S. income and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2008 because we intend to permanently reinvest such earnings outside the U.S. If these earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings. The net additional deferred tax liability related to these earnings would be approximately $200,000, if recognized.
          The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize any adjustment to the liability for uncertain tax positions and therefore did not record any adjustment to the beginning balance of retained earnings on the consolidated balance sheet. As of the date of adoption and at December 31, 2008, the Company had no unrecognized tax benefits and we do not expect any material change during the next year. Interest and penalties are zero, and our policy is to account for interest and penalties in tax expense in the income statement.
          We file U.S, state and foreign income tax returns with varying statutes of limitations. The tax years from 1999 forward remain open to examination due to the carryover of unused net operating losses or tax credits for federal and state tax purposes. The foreign tax returns remain open to examination for the years 2005 forward.
11. Commitments and Contingencies
     Leases
          The Company has various operating leases for equipment, office and production space. These leases generally provide for renewal or extension at market prices.
          Rent expense for the years ended December 31, 2008, 2007 and 2006 was approximately $ 1.9 million, $2.1 million, and $2.8 million, respectively.
          The following is a summary of lease obligation as of December 31, 2008:

     (in thousands)

2009	2010	2011	2012	2013	Total
$1,587	$1,537	$1,080	$977	$821	$6,002
     Purchase Commitments:
          On August 29, 2008, the Company entered into an Asset Purchase Agreement with Renaissance Electronics Corp. (“Renaissance”) and its wholly owned subsidiary HXI, LLC (together, the “Buyer”) relating to that Harmonix Division. Pursuant to the APA, the Company sold to Buyer generally all of its assets relating to its Harmonix Division in Haverhill, Massachusetts. Among the assets sold were US Patent Number 6,163,231 and US Trademark 2,655,290 — the GigaLink® trademark. The purchase price for these assets was approximately $5.3 million net of contractually agreed adjustments. Of this amount, $750,000 was retained by the Buyer as a deposit towards product purchases under the OEM Agreement entered into in connection with the sale, and the remaining approximately $4.6 million has been paid in cash. Per OEM agreement, the Company agreed to purchase products from the Buyer having an aggregate purchase price of at least $1.5 million during the first twelve month after August 29, 2008. As of Dec 31, 2008, $0.8M was remaining to purchase for next eight months in 2009. The Company also has commitment at December 31, 2008 totaling $0.6M at several contract manufacturers for inventory for which payment is outstanding.

12. 401(k) — Retirement Plan
          The Company has a 401(k) retirement plan covering all employees who meet certain minimum eligibility requirements. Each year employees can elect to defer the lesser of 15% of earned compensation or the maximum amount permitted by the Internal Revenue Code. The Company makes contributions to the plan at its discretion. The Company made no contribution to the plan for the periods ended December 31, 2008, 2007 or 2006.
13. Stockholders’ Equity
     Stock Warrants
          The incremental fair value of the warrants cancelled and regranted in connection with $3M debt issuance was calculated on July 25, 2008 using the Black-Scholes option pricing model and amounted to $0.44M. The fair value of the warrants is initially recorded as debt discount and Additional Paid in Capital and amortized to interest expense over the term of the debt. The assumption used in estimated fair value of the warrants is as follows:

			Expiration
	number of	date of	term (in	Expected Term	risk-free
Warrants	shares	issuance	Years)	(in Years)	interest rate	volatility
Original Issuance	925,000	7/19/2007	5	4	3.23%	80%
Replacement Issuance	925,000	7/25/2008	10	10	4.13%	120%
Additional Issuance	325,000	7/25/2008	10	10	4.13%	120%
A summary of warrants activity is as follows:

	Warrants Outstanding
		Per Share
	Number of Shares	Exercise Price
Outstanding December 31, 2005	438,470	$0.40 - 5.68
Warrants issued	—	$—
Warrants exercised	(69,287)	$2.08 - 2.27
Warrants expired/canceled	(215,806)	$2.08 - 5.68

Outstanding December 31, 2006	153,377	$0.40 - 2.27

Warrants issued	2,150,000	$2.45
Warrants exercised	—	$—
Warrants anti-dilution adjustment	3,244	$—
Warrants expired/canceled	(1,326,621)	$2.02 - 2.45

Outstanding December 31, 2007	980,000	$0.40 - 2.45

Warrants issued	1,250,000	$0.53
Warrants exercised	—	$—
Warrants expired/canceled	(980,000)	$0.40 - 2.45

Outstanding December 31, 2008	1,250,000	$0.53

     Expiration dates of warrants are as follows:

Expiration Date	Number of Warrants
2018	1,250,000
     Stock Options Issued
          The Company has stock option plans that provide for the granting of options to employees, directors, and consultants. The Company has one active stock plan pursuant to which stock options and stock awards may be granted and four historical stock plans pursuant to which stock options are currently outstanding but under which no more stock options or other stock awards will be issued. The active stock plan permits the granting of options at various prices and requires that the options be exercisable at the prices and at the times as determined by the Board of Directors, not to exceed ten years from date of issuance. As of December 31, 2008, (a) 1,983,555 options were available for issuance under the active stock plan; (b) 2,640,410 options were outstanding under the active stock plan; and (c) 164,039 options were outstanding under the historical stock plans.
          A summary of the option activity is as follows:

	Options Outstanding
	Number of	Per Share
	Shares	Exercise Price
Outstanding December 31, 2005	2,043,046	$0.92 - 161.00
Options granted	1,118,750	$1.81 - 5.06

Options exercised	(37,068)	$1.60 - 4.00

Options expired/canceled	(532,636)	$1.32 - 17.88

Outstanding December 31, 2006	2,592,092	$0.92 - 161.00

Options granted	1,154,350	$1.07 - 3.96

Options exercised	(1,797)	$1.60

Options expired/canceled	(573,430)	$1.44 - 6.35

Outstanding December 31, 2007	3,171,215	$0.92 - 161.00

Options granted	557,100	$0.18 - 0.84

Options exercised	—	$—
Options expired/canceled	(923,866)	$0.38 - 6.35

Outstanding December 31, 2008	2,804,449	$0.18 - 161.00

          A summary of the stock options outstanding and exercisable as of December 31, 2008 is as follows:

Options Outstanding				Options Exercisable
	Number	Weighted	Weighted	Number
	Outstanding	Average	Average	Exercisable	Weighted
Range of	As of	Remaining	Exercise	As of	Average
Exercise Prices	12/31/08	Contractual	Price	12/31/08	Exercise Price
$0.18 - $0.82	451,500	4.38	$0.62	145,000	$0.68
$0.84 - $1.44	424,270	3.76	1.24	145,380	1.27
$1.63 - $2.31	304,305	3.17	2.09	188,474	2.10
$2.4 - $2.47	121,250	1.58	2.44	116,797	2.44
$2.53 - $2.53	300,000	2.38	2.53	149,995	2.53
$2.72 - $3	248,000	1.39	2.76	247,575	2.75
$3.34 - $3.34	500,000	0.13	3.34	500,000	3.34
$3.76 - $5.06	374,335	2.24	4.60	215,668	4.57
$5.3 - $114	80,289	1.16	11.51	80,289	11.51
$161 - $161	500	1.30	161.00	500	161.00

	2,804,449	2.42	$2.70	1,789,677	$3.18
          We used the following assumptions to estimate the fair value of options granted and shares purchased under its employee stock plans for year ended December 31, 2008, 2007 and 2006:

	December 31,
	2008	2007	2006
Expected volatility	80%-86%	157% - 240%	250% - 284%
Expected dividends	—	—	—
Expected term (in years)	2.5-4.0	2.5 - 4.0	4
Risk-free rate	2.3%- 2.9%	4.3% - 4.8%	4.5% - 5.0%
          The Company elected to use the “simplified” method to determine the expected term for “plain vanilla” options. Under this approach, the expected term is estimated to be the average of the vesting period combined with the contractual term of the options. We will continue to use the simplified method until our own employee exercise behavior data is sufficient to provide a reasonable basis.
          We rely on the historical prices of our common stock in the calculation of expected volatility. Volatilities are calculated based on the historical prices of our common stock over a period equal to the expected term of our option grants.
          We utilized our historical data as an estimate of the expected forfeiture rate. The average annual forfeiture rate was 19%, 10%, and 10% for year ended December 31, 2008, 2007, and 2006, respectively.
          The weighted average grant date fair value of stock options granted to employees was $0.39, $1.73 and $2.49 per share during the years ended December 31, 2008, 2007 and 2006, respectively.
          As of December 31, 2008, $0.8 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2011. The weighted average term of the unrecognized stock-based compensation expense is 1.7 years.
          We received approximately $ 0 , $2,900 and $80,000 in cash from option exercises under all stock-based compensation plans for the years ended December 31, 2008, 2007 and 2006, respectively.
14. Concentrations
          The Company maintained approximately $5.1 million of cash, cash equivalent, and restricted cash balances in several banks, primarily in the U.S. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000 per bank. At December 31, 2008 and 2007, the uninsured portion totaled approximately $4.7 million and $5.9 million, respectively.

          As of year ending December 31, 2008, we had two customers each accounting for more than 10% of total accounts receivable for the period.
          During 2008 there was one unrelated customers who accounted for 18% of total sales. During the year ended December 31, 2007 three unrelated customers accounted for 19%, 13% and 10% of sale.. During the year ended December 31, 2006 three unrelated customers accounted for 16%, 10% and 10% of sales.
15. Related Party Transactions
          Our Young Design, Inc. subsidiary leases a facility in Falls Church, Virginia. The property lease for the approximately 15,000 square foot facility commenced on January 1, 2001 and terminates on December 31, 2010. The lease provides for base monthly rent payments of $20,625 with a 3% fixed annual increase after the base year. There were no amounts due at year end 2008 and 2007, and payments under the lease totaled approximately $279,000 and $249,000 for the years ended December 31, 2008 and 2007, respectively.
          This lease was entered into at a time when Young Design, Inc. was a private company owned by two stockholders — Concorde Equity, LLC and Michael Young. Concorde Equity was controlled by Robert Fitzgerald, who then was Chief Executive Officer of Young Design and who then became our Chief Executive Officer from April 2003 through January 2008. In August 2000, the shareholders of Young Design formed another company owned by them called Merry Fields, LLC. Merry Fields then purchased a building and leased the building to Young Design. Merry Fields needed to obtain bank financing to purchase the building and, as a condition to making the loan, the bank required that Young Design guarantee Merry Fields’ loan obligations to the bank.
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
16. Discontinued Operations
          On August 29, 2008, the Company entered into an Asset Purchase Agreement (“APA”) with Renaissance Electronics Corp. (“Renaissance”) and its wholly owned subsidiary HXI, LLC (together, the “Buyer”) for the sale of the Company’s Harmonix Division.
          Pursuant to the APA, the Company sold all of its assets relating to the Harmonix Division in Haverhill, Massachusetts. Among the assets sold were US Patent Number 6,163,231 and US Trademark 2,655,290 — the GigaLink® trademark. The purchase price for these assets was approximately $5.3 million net of contractually agreed adjustments. Of this amount, $750,000 was retained by the Buyer as a deposit towards product purchases under the OEM Agreement entered into in connection with the sale, and the remaining approximately $4.6 million has been paid in cash. The Company recognized a net gain of $2.4 million from this transaction, which was reported as part of discontinued operation gain/loss.
          Proxim remains responsible for obligations relating to the Harmonix Division prior to August 29, 2008, while the Buyer generally is responsible for obligations relating to the Harmonix Division after August 29, 2008. All the employees of the Harmonix Division have been terminated by Proxim and substantially all of those employees have been hired by the Buyer.
          The Company’s Services business was discontinued in the third quarter of 2007. The Company announced the sale on July 31, 2007 of the Ricochet wireless network and operations for greater Denver metropolitan area to Civitas Wireless Solutions, LLC (“Civitas”). RNI received (a) the assumption by Civitas generally of obligations relating to the operation of the Ricochet® wireless network in the Denver, Colorado metropolitan area, (b) a cash payment of $200,000, (c) 15% equity ownership in Civitas, and (d) potential future payments contingent on certain future potential business of Civitas. Ricochet Networks generally retained the obligations relating to the operation of the Ricochet network in the San Diego, California metropolitan area, the operation of which Ricochet Networks discontinued on July 31, 2007. In addition, substantially all of Ricochet Networks’ employees were terminated effective July 31, 2007 and subsequently re-hired by Civitas
The following table illustrates the assets and liabilities that have been reclassified to held for sale:

	December 31,	December 31,
(in thousands)	2008	2007
Current Assets

Accounts receivable, net	—	$684

Inventory	—	1,401

Total Current Assets	—	2,085

Other Assets:
Property, and equipment, net	—	10

Intangible assets, net	—	473

Deposits and prepaid expenses	—	16

Total Other Assets	—	499

Current Liabilities
Accounts Payable	—	232

The following table illustrates the activity included in discontinued operations by period:

	December	December	December
(in thousands)	31,2008	31,2007	31,2006
Revenue from discontinued operations	$2,279	$6,516	$7,215

Income (Loss) from operations of discontinued component -net of income tax	(37)	(1,469)	(880)
Gain (loss) on sale of discontinued component-net of income tax	2,421	(581)	—

Net Gain (loss) from discontinued operations	$2,384	$(2,050)	$(880)

The following table illustrates the reclassification in order for our prior period financial statements to conform to the current year presentation. The reclassification did not have an overall effect on our previously reproted results of operations or cash flows.

	12 Months ended Dec 31 2007			12 Months ended Dec 31 2006
	As			As	As
(in thousands)	Reported	As Reclassed	Change	Reported	Reclassed	Change
Revenue	$66,280	$61,945	$(4,335)	$72,707	$68,169	$(4,538)
Cost of goods sold	34,844	32,664	2,180	40,560	38,154	2,406
Gross Margin	28,969	26,814	(2,155)	30,645	28,513	(2,132)

Operating expenses	48,997	46,458	(2,539)	52,425	51,261	(1,164)
Net Income (Continued Operations)	$(17,398)	$(17,014)	$384	$(21,315)	$(22,283)	$(968)

Net Income (Discontinued Operations)	$(1,666)	$(2,050)	$(384)	$(1,848)	$(880)	$968

17. Segment Information
     Our continuing business is conducted in one business segment, broadband wireless equipment. We operate our business worldwide with the following table illustrating the activity by geographic region:

	For the Years Ended December 31,
Revenue by Region	2008	% of Sale	2007	% of Sale	2006	% of Sale
(in thousands)
USA	$18,117	37%	$25,416	41%	$25,999	38%
Europe, Middle East, Africa	17,234	35%	20,378	33%	20,358	30%
Asia Pacific	9,064	18%	10,409	17%	12,360	18%
Canada & Latin America	4,592	10%	5,742	9%	9,452	14%

All Regions Total	$49,007	100%	$61,945	100%	$68,169	100%
18. Subsequent Events
          On March 6, 2009, Proxim Wireless Corporation entered into a loan and security agreement (the “Loan Agreement”) with Bridge Bank,N.A.(the“Bank”), which was described in a Form 8-K filed with the Securities and Exchange Commission on March 12, 2009. The Loan Agreement provides for up to $5 million revolving line of credit and includes sublimit for letters of credit, cash management, and foreign exchange contracts. The aggregate outstanding amount may not exceed Proxim’s borrowing base as established under the Loan Agreement. Proxim’s borrowing base generally is an amount equal to 65% of Proxim’s eligible domestic accounts receivable plus the lesser of $1 million or 50% of Proxim’s eligible foreign accounts receivable. In conjunction with the terms set forth in this loan and security agreement with Bridge Bank on March 12, 2009, we paid off and closed our $1.5 million credit line with Comerica Bank.

Schedule II
Valuation and Qualifying Accounts
For The Years Ended December 31, 2008 and 2007
(in thousands)

	Balance at the			Balance at the
	beginning of			end of the
	period	Additions	Deductions	period
December 31, 2007
Allowance for uncollectible accounts, returns and discounts	$3,608	$6,524	$(8,088)	$2,044

Inventory allowance	9,653	3,221	(5,375)	7,499

Deferred tax allowance	8,861	3,639	—	12,500

December 31, 2008
Allowance for uncollectible accounts, returns and discounts	$2,044	$7,225	$(6,873)	$2,396

Inventory allowance	7,499	85	(5,522)	2,062

Deferred tax allowance	12,500	8,200	—	20,700

Item 9. Changes in and Disagreements with Current and Predecessor Accountants on Accounting and Financial Disclosure.
               On June 20, 2008, Proxim Wireless Corporation was advised by Fitzgerald, Snyder & Co., P.C. that it was resigning as Proxim’s independent accountants. Proxim understands that Fitzgerald, Snyder & Co., P.C. is resigning because Proxim’s engagement partner at that firm is leaving that firm. The reports of Fitzgerald, Snyder & Co., P.C. on the financial statements of Proxim Wireless Corporation and subsidiaries for the years ended December 31, 2006 and 2007 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. From January 1, 2006 through June 20, 2008, there were no disagreements with Fitzgerald, Snyder & Co., P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Fitzgerald, Snyder & Co., P.C., would have caused them to make reference thereto in connection with their report on the financial statements for the applicable periods. Further, during that same time period, there were no “reportable events” as described in Item 304 of Regulation S-K.
               Also on June 20, 2008, the Audit Committee of Proxim’s Board of Directors engaged the independent certified public accounting firm of Mark Bailey & Company, Ltd. as its independent auditors to (i) review Proxim’s interim financial statements for the quarters ending June 30, 2008 and September 30, 2008 and (ii) audit Proxim’s financial statements for the fiscal year ending December 31, 2008. From January 1, 2006 through June 20, 2008, neither Proxim nor anyone on its behalf consulted with Mark Bailey & Company, Ltd. regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Proxim’s financial statements or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to that item) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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
          Under the supervision and with the participation of our CEO and CFO, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2008.
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
          Under the supervision and with the participation of our CEO and CFO, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 and concluded that it is effective.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
          Information responsive to this Item in our definitive proxy statement for our 2009 annual meeting of stockholders (the “2009 Proxy Statement”) is hereby incorporated by reference.
Code of Ethics
          We have adopted a statement of business conduct and code of ethics that applies to all of our directors, officers, and employees, including our principal executive officer, principal financial officer, and principal accounting officer and controller. This statement has been posted on our website (http://ir.proxim.com/documentdisplay.cfm?DocumentID=3994). [updated website location]
Item 11. Executive Compensation.
          Information responsive to this Item in our 2009 Proxy Statement is hereby incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
          Information responsive to this Item in our 2009 Proxy Statement is hereby incorporated by reference.
          Information relating to our equity compensation plans as of December 31, 2008 appears above under Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
          Information responsive to this Item in our 2009 Proxy Statement is hereby incorporated by reference.
Item 14. Principal Accountant Fees and Services.
          Information responsive to this Item in our 2009 Proxy Statement is hereby incorporated by reference.

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

PROXIM WIRELESS CORPORATION
Date: March 30, 2009	By:	/s/ Pankaj S. Manglik
Pankaj S. Manglik,
Chief Executive Officer

          Each person whose signature appears below hereby constitutes and appoints each of Pankaj S. Manglik and Thomas S. Twerdahl his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his own name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing as he could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute may lawfully do or cause to be done by virtue hereof.
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Proxim Wireless Corporation and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Pankaj S. Manglik Pankaj S. Manglik	Chief Executive Officer, President, and Director (principal executive officer)	March 30, 2009

/s/ Thomas S. Twerdahl Thomas S. Twerdahl	Interim Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 30, 2009

/s/ Alan B. Howe	Director	March 30, 2009

Alan B. Howe

/s/ John W. Gerdelman	Director	March 30, 2009

John W. Gerdelman

/s/ J. Michael Gullard	Director	March 30, 2009

J. Michael Gullard

/s/ Robert A. Wiedemer	Director	March 30, 2009

Robert A. Wiedemer

EXHIBIT INDEX

Exhibit
Number	Description of Document
2.1	Asset Purchase Agreement, dated as of August 29, 2008, by and among the Registrant, Terabeam Corporation, Renaissance Electronics Corp., and HXI, LLC (1)

2.2	Agreement and Plan of Merger by and among the Registrant, KFire Merger Corporation, KarlNet, Inc., Douglas J. Karl, and Elise L. Karl dated as of May 13, 2004 (2)

3.1	Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on May 5, 2003 (3)

3.2	Certificate of Merger of Telaxis Communications Corporation with and into YDI Wireless, Inc. as filed with the Delaware Secretary of State on July 7, 2003 (3)

3.3	Certificate of Ownership and Merger as filed with the Delaware Secretary of State on November 3, 2005 (4)

3.4	Certificate of Ownership and Merger as filed with the Delaware Secretary of State on September 4, 2007 (5)

3.5	By-laws of the Registrant (3)

3.6	Amendment 1 to By-laws of Registrant (6)

4.1	Form of certificate evidencing ownership of common stock of the Registrant (7)

4.2	Rights Agreement by and between the Registrant and Registrar and Transfer Company, as Rights Agent dated as of May 18, 2001 (8)

4.3	Amendment No. 1 to Rights Agreement by and between the Registrant and Registrar and Transfer Company, as Rights Agent dated as of September 9, 2002 (9)

4.4	Amendment No. 2 to Rights Agreement by and between the Registrant and Registrar and Transfer Company, as Rights Agent dated as of March 17, 2003 (10)

4.5	Amendment No. 3 to Rights Agreement by and between the Registrant and Registrar and Transfer Company, as Rights Agent dated as of May 15, 2003 (4)

10.1*	1996 Stock Plan of the Registrant (11)

10.2*	Amendment No. 1 to 1996 Stock Plan of the Registrant (12)

10.3*	1997 Stock Plan of the Registrant (11)

10.4*	Amendment No. 1 to 1997 Stock Plan of the Registrant (12)

10.5*	1999 Stock Plan of the Registrant (11)

10.6*	Amendment No. 1 to 1999 Stock Plan of the Registrant (12)

10.7*	2001 Nonqualified Stock Plan of the Registrant (13)

10.8*	Amendment No. 1 to 2001 Nonqualified Stock Plan of the Registrant (12)

10.9*	2004 Stock Plan of the Registrant (12)

10.10*	Amendment No. 1 to 2004 Stock Plan of the Registrant (14)

10.11*	Amendment No. 2 to 2004 Stock Plan of the Registrant (15)

10.12*	Amendment No. 3 to 2004 Stock Plan of the Registrant (16)

10.13*	Form of Non-Qualified Stock Option Agreement to be issued to Directors of the Registrant upon Initial Election or Appointment to Board of Directors (17)

Exhibit
Number	Description of Document
10.14*	Form of Non-Qualified Stock Option Agreement to be issued to Incumbent Directors of the Registrant on an Annual Basis (17)

10.15*	Form of Incentive Stock Option Agreement for Executive Officers (18)

10.16*	Form of Indemnification Agreement, a substantially similar version of which was entered between the Registrant and each of Messrs. Wiedemer and Renauld (19)

10.17*	Policy Statement Concerning the Compensation of Directors of the Registrant who are not Insiders, dated February 9, 2005 (17)

10.18*	Employment Agreement between the Registrant and Pankaj S. Manglik dated as of January 16, 2008 (20)

10.19*	Form of Incentive Stock Option Agreement between the Registrant and Pankaj S. Manglik dated as of May 19, 2006 (16)

10.20*	Non-Qualified Stock Option Agreement between the Registrant and Pankaj S. Manglik dated as of January 28, 2008 (21)

10.21*	Amended and Restated Employment Agreement between the Registrant and David L. Renauld dated as of October 25, 2007 (22)

10.22*	Letter Employment Agreement between the Registrant and Thomas S. Twerdahl dated October 9, 2008 (23)

10.23*	Employment Agreement by and between Proxim Wireless Corporation and Geoff Smith dated December 8, 2005 (24)

10.24*	Employment Agreement between the Registrant and Robert E. Fitzgerald dated as of February 9, 2005 (17)

10.25*	Non-Qualified Stock Option Agreement between the Registrant and Robert E. Fitzgerald dated as of February 9, 2005 (17)

10.26*	Separation Agreement and Release between the Registrant and Robert E. Fitzgerald dated as of February 25, 2008 (25)

10.27	Secured Promissory Note from KarlNet, Inc. in favor of the Registrant dated May 13, 2004 (2)

10.28	Security Agreement between KarlNet, Inc. and the Registrant dated as of May 13, 2004 (2)

10.29	Lease Agreement by and between Young Design, Inc. and Merry Fields, LLC dated as of August 24, 2000 (3)

10.30	Intellectual Property Agreement by and between Agere Systems, Inc. and Proxim Corporation dated August 5, 2002 (26)

10.31	Patent License Agreement by and between Agere Systems Guardian Corporation, Agere Systems, Inc. and Proxim Corporation dated August 5, 2002 (26)

10.32	Supply Agreement by and between Agere Systems, Inc. and Proxim Corporation dated August 5, 2002 (26)

10.33	Lease, dated as of May 10, 2005, by and between CarrAmerica Realty Operating Partnership, L.P. and Proxim Corporation (27)

Exhibit
Number	Description of Document
10.34	First Amendment to Lease by and between the Registrant and CarrAmerica Realty Operating Partnership, L.P. dated as of October 31, 2005 (28)

10.35	Lease dated April 15, 2008 by and between OA Oakcreek, LLC and the Registrant together with First Addendum to Lease also dated April 15, 2008 (29)

10.36	Lease Agreement by and between the Registrant and Adom Realty Trust dated October 7, 2005 (30)

10.37	Assignment and Assumption of Lease, dated as of August 29, 2008, between the Registrant and Renaissance Electronics Corp. and HXI, LLC and consented to by Adom Realty Trust (1)

10.38	Settlement Agreement between the Registrant and Symbol Technologies, Inc. dated as of February 24, 2006 (31)

10.39	Purchase Agreement dated as of July 19, 2007 among the Registrant and each investor named therein (32)

10.40	Registration Rights Agreement dated as of July 23, 2007 among the Registrant and each investor named therein (32)

10.41	Form of warrant issued July 23, 2007 (32)

10.42	Purchase and Release Agreement dated as of November 1, 2007 among the Registrant and SRB Greenway Capital (Q.P.), L.P., SRB Greenway Capital, L.P., and SRB Greenway Offshore Operating Fund, L.P. and Steven R. Becker (33)

10.43	Purchase and Release Agreement dated as of November 2, 2007 among the Registrant and Clarion Capital Corporation, Clarion World Offshore Fund, Ltd., The Amended & Restated Declaration of Trust of Morton A. Cohen, Dated May 9, 2005, and Shaker Investments Tower, L.P. and Morton A. Cohen and Edward Hemmelgarn (33)

10.44	Loan and Security Agreement, dated as of March 28, 2008, between Comerica Bank and the Registrant (34)

10.45	First Amendment to Loan and Security Agreement, dated as of August 13, 2008, between Comerica Bank and the Registrant (35)

10.46	Second Amendment to Loan and Security Agreement, dated as of September 26, 2008, between Comerica Bank and the Registrant (36)

10.47	Securities Purchase Agreement, dated as of July 25, 2008, between the Registrant and Lloyd I. Miller, III and Milfam II L.P. (37)

10.48	Form of Promissory Note dated July 25, 2008, a substantially similar version of which was issued by the Registrant in favor of each of Lloyd I. Miller, III and Milfam II L.P. (37)

10.49	Form of Warrant dated July 25, 2008, a substantially similar version of which was issued by the Registrant to each of Lloyd I. Miller, III and Milfam II L.P. (37)

10.50	Loan and Security Agreement, dated as of March 6, 2009, between Bridge Bank, N.A. and the Registrant (38)

10.51*	Letter Agreement dated January 15, 2009, a substantially similar version of which was entered into between the Registrant and, inter alia, Pankaj Manglik, David Renauld, and Thomas Twerdahl (39)

21.1	Subsidiaries of the Registrant (7)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certification Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350 of Chapter 63 of Title 18 of the United States Code)

Exhibit
Number	Description of Document
99.1	Form of Noncompetition Agreement, a substantially similar version of which was entered between the Registrant and each of Douglas J. Karl and Elise L. Karl dated as of May 13, 2004 (2)

99.2	Asset Purchase Agreement dated as of July 31, 2007 between Ricochet Networks, Inc. and Civitas Wireless Solutions, LLC and joined in by Judi A. Evans (40)

99.3	Intellectual Property Transfer and License Agreement dated as of July 31, 2007 between the Registrant and Civitas Wireless Solutions, LLC (40)

99.4	License Agreement dated as of July 31, 2007 between the Registrant and Civitas Wireless Solutions, LLC (40)

All non-marked exhibits are filed herewith.

*	Management contract or compensatory plan.

(1)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on September 4, 2008.

(2)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on May 20, 2004.

(3)	Incorporated herein by reference to the exhibits to Form 10-Q filed with the SEC on August 14, 2003.

(4)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on November 4, 2005.

(5)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on September 6, 2007.

(6)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on May 29, 2007.

(7)	Incorporated herein by reference to the exhibits to Form 10-K filed with the SEC on March 28, 2008.

(8)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on May 21, 2001.

(9)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on September 12, 2002.

(10)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on March 20, 2003.

(11)	Incorporated herein by reference to the exhibits to Form S-1 filed with the SEC on September 27, 1999 (File No. 333-87885).

(12)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on September 15, 2004.

(13)	Incorporated herein by reference to the exhibits to Form 10-Q filed with the SEC on August 10, 2001.

(14)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on May 27, 2005.

(15)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on May 25, 2006.

(16)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on May 28, 2008.

(17)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on February 15, 2005.

(18)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on August 4, 2006.

(19)	Incorporated herein by reference to the exhibits to Form 10-Q filed with the Commission on November 14, 2000.

(20)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on January 16, 2008.

(21)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on February 1, 2008.

(22)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on October 30, 2007.

(23)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on October 14, 2008.

(24)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on December 12, 2005.

(25)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on February 28, 2008.

(26)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on August 2, 2005.

(27)	Incorporated herein by reference to the exhibits to Form 10-Q filed with the SEC on August 15, 2005.

(28)	Incorporated herein by reference to the exhibits to Form 10-K filed with the SEC on March 30, 2006.

(29)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on May 1, 2008.

(30)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on October 26, 2005.

(31)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on February 28, 2006.

(32)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on July 24, 2007.

(33)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on November 6, 2007.

(34)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on April 3, 2008.

(35)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on August 14, 2008.

(36)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on October 2, 2008.

(37)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on July 29, 2008.

(38)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on March 12, 2009.

(39)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on January 21, 2009.

(40)	Incorporated herein by reference to the exhibits to Form 8-K filed with the SEC on August 6, 2007.