Form 10-K/A
period 2008-12-31
PROXIM WIRELESS CORP
filed 2009-04-30
CIK 712511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Explanatory Note

We are filing this amendment in order to report the information required by Part III.  We will not be filing a proxy statement containing that information within 120 days after the end of our fiscal year ended December 31, 2008 and accordingly are unable to incorporate that information by reference.  The remaining items of the original Annual Report on Form 10-K are not amended hereby.

In order to preserve the nature and character of the disclosures set forth in the original Annual Report on Form 10-K, except for the information in Part III and as otherwise expressly stated herein, this report speaks as of the date of the filing of the original Annual Report on Form 10-K, March 31, 2009, and we have not updated the disclosures in this report or the original Annual Report on Form 10-K to speak as of a later date.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Director and Officer Information

Our current directors and executive officers and their ages as of March 31, 2009 are as follows:

Name	Age	Position

Pankaj S. Manglik	44	President, Chief Executive Officer, and Director
Thomas S. Twerdahl	59	Interim Chief Financial Officer and Treasurer
David L. Renauld	43	Vice President, Corporate Affairs, General Counsel, and Secretary
Alan B. Howe	47	Chairman of the Board of Directors
John W. Gerdelman	56	Director
J. Michael Gullard	64	Director
Robert A. Wiedemer	50	Director

Pankaj S. Manglik was promoted to his current position of President and Chief Executive Officer in January 2008.  He had been our President and Chief Operating Officer since May 2006 and has been a director since July 2006.  Prior to joining Proxim, Mr. Manglik was an independent consultant advising the boards of directors of venture capital-funded startup companies.  In January 2002, he co-founded Aruba Networks, which is now a publicly-traded wireless infrastructure company, and was served as its President, Chief Executive Officer, and Vice President at different times during his employment through May 2004.  Previously, he was Director of Product Management for Alteon Websystems, which was acquired by Nortel Networks.  Prior to Alteon, Mr. Manglik worked at Cisco Systems and Intel Corporation.  Under the terms of Mr. Manglik’s employment agreement with us, failure of our board of directors to nominate Mr. Manglik for election to the board as part of the board’s slate of nominees would give Mr. Manglik “good reason” to terminate that employment agreement and receive severance payments from us.

Thomas S. Twerdahl has been our Interim Chief Financial Officer and Treasurer since September 2008 and was Corporate Controller for Proxim since February 2007.  From October 2004 to January 2007, he was Corporate Controller for Adept Technology, a leading worldwide manufacturer of vision-guided robotics equipment.  From November 1999 to September 2004, he was Director of Finance for Philips Medical Systems, a world leader in diagnostic medical systems.  Earlier in his career, he held various financial roles at 3Com Corporation, National Semiconductor, and Applied Materials.  He started his career at Deloitte & Touche LLP.  Mr. Twerdahl has a B.S. in Accounting from San Jose State University and an MBA from the University of Santa Clara.  He has been a licensed Certified Public Accountant in the State of California since 1989.

David L. Renauld has been our Vice President, Corporate Affairs, General Counsel, and Secretary since May 2005.  From November 1999 to May 2005, he was our Vice President, Legal and Corporate Affairs and Secretary.  From January 1997 to November 1999, he was an attorney with Mirick, O’Connell, DeMallie & Lougee,

LLP, a law firm in Worcester, Massachusetts.  From September 1991 to December 1996, he was an attorney with Richards, Layton & Finger, a law firm in Wilmington, Delaware.  Mr. Renauld holds a B.A. in mathematics/arts from Siena College and a J.D. from Cornell University.

Alan B. Howe has been a director since May 2007 and Chairman of the Board of Directors since March 2008.  Mr. Howe has extensive operational expertise combined with corporate finance and business development experience.  Since May 2005, he has served as Vice President of Strategic and Wireless Business Development for Covad Communications, Inc., a national broadband telecommunications company.  From April 2001 to May 2005, Mr. Howe was a founding partner and principal at Broadband Initiatives, LLC, a boutique consulting and advisory firm.  Previously, Mr. Howe was Chief Financial Officer and Vice President of Corporate Development of Teletrac, Inc. for six years from 1995 to 2001 when the company was sold.  During his tenure, he assisted with the Chapter 11 reorganization of the company in 1999.  Mr. Howe joined Teletrac from Sprint, where he was Director of Corporate Development from 1994 to 1995 and one of the initial team members that helped start Sprint PCS.  Mr. Howe is a member of the board of directors of Alliance Semiconductor Corporation, Crossroads Data Systems, Inc., Dyntek, Inc., and Kitty Hawk, Inc., a company which commenced a Chapter 11 bankruptcy reorganization proceeding in October 2007.  Mr. Howe holds a B.A. in business administration from the University of Illinois and an M.B.A. from the Indiana University Kelley Graduate School of Business with a specialty in finance.  Mr. Howe was originally recommended to be a member of our board of directors by Lloyd I. Miller, III, our largest stockholder.

John W. Gerdelman has been a director since June 2004.  Since January 2004, Mr. Gerdelman has been Executive Chairman of Intelliden Corporation, a leading provider of intelligent networking software solutions.  From April 2002 to December 2003, Mr. Gerdelman took on the bankruptcy reorganization of Metromedia Fiber Networks, a provider of digital communications infrastructure, as President and Chief Executive Officer.  Metromedia Fiber Networks successfully emerged from Chapter 11 bankruptcy in September 2003 as AboveNet, Inc.  From January 2000 to April 2002, Mr. Gerdelman was Managing Partner of Morton’s Group LLC, an information technology and telecommunications venture group.  From April 1999 to December 1999, he served as President and Chief Executive Officer of USA.NET, a provider of innovative email solutions.  Previously, he had served as an Executive Vice President at MCI Corporation.  Mr. Gerdelman serves on the boards of directors of Brocade Communications Systems Inc., a provider of storage area networks solutions, Sycamore Networks, an optical gear company, and APAC Customer Services, Inc., a call center company.  Mr. Gerdelman is a graduate of the College of William and Mary with a degree in Chemistry and currently serves on their Board of Visitors.

J. Michael Gullard has been a director since November 2007.  Since 1984, he has been General Partner of Cornerstone Management, a company he founded which focuses on providing hands-on investing, strategic focus and direction for technology companies primarily in software and data communications.  From 1979 until 1984, he held various positions a Telecommunications Technology Inc., a manufacturer of microprocessor controlled telecommunications test equipment.  From 1972 until 1979, he held various financial and operational management positions with Intel Corporation, a semiconductor manufacturer.  Mr. Gullard is a member of the board of directors of Alliance Semiconductor Corporation, JDA Software Group, Inc., and Planar Systems, Inc. and Chairman of the board of directors of Dyntek, Inc.  Mr. Gullard holds a B.A. in economics and an M.B.A. in business, both from Stanford University.  Mr. Gullard was originally recommended to be a member of our board of directors by Lloyd I. Miller, III, our largest stockholder.

Robert A. Wiedemer has been a director since December 2003.  Since February 2002, he has been Managing Partner of Business Valuation Center, a company he co-founded that is focused on the valuation of private, middle-market companies throughout the United States.  From June 2000 until January 2002, he held various positions at Pricesaroundtheworld.com, an Internet-based price research services firm, where he was promoted from Chief Financial Officer to Chief Executive Officer.  From October 1998 until May 2000, he was Managing Partner of The Netfire Group, a financial and marketing consulting firm.  Mr. Wiedemer holds a Masters Degree in Marketing from the University of Wisconsin – Madison.

There are no family relationships among our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than ten percent of our common stock (collectively, “Reporting Persons”) to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock.  Each Reporting Person is required by SEC regulation to furnish us with copies of these Section 16(a) reports.  Based on our records and other information, we believe that all of these filing requirements were met with respect to our last fiscal year (which ended on December 31, 2008) except that Robert E. Fitzgerald, our former Chief Executive Officer, was late in filing four Form 4 statements of changes in beneficial ownership: one on April 16, 2008 reporting sales that occurred on April 1, 2, 3, and 4 (which sales would have required two separate filings); one on July 14, 2008 reporting sales that occurred on July 7; and one on July 17, 2008 that reported sales that occurred on July 14.

Code of Ethics

We have adopted a statement of business conduct and code of ethics that applies to all of our directors, officers, and employees, including our principal executive officer, principal financial officer, and principal accounting officer and controller.  This statement has been posted on our website (http://ir.proxim.com/documentdisplay.cfm?DocumentID=3994).

Other Information

Certain information responsive to this Item 10 appears below in Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 11.  Executive Compensation.

Summary Compensation Table for 2007 and 2008

The following table summarizes the compensation earned for services rendered to us in all capacities during 2007 and 2008 by our former Chief Executive Officer (through early 2008), our current Chief Executive Officer (who was our President and Chief Operating Officer in 2007), our current interim Chief Financial Officer, and our other executive officers in those years.  We refer to these executives as our “named executive officers” elsewhere in this Annual Report on Form 10-K.  More details about the information in this table are contained in the following portions of this Item 11.

Name and		Salary	Nonequity Incentive Plan Compensation	Option Awards	All Other Compensation	Total
Principal Position	Year	($)	($)	($) (a)	($)	($)
Pankaj S. Manglik (b) President and Chief Executive Officer	2008 2007	345,548 330,000	58,056 116,325	429,004 503,333	1,698 (c) 990 (c)	834,306 950,648
Thomas S. Twerdahl (d) Interim Chief Financial Officer and Treasurer	2008	164,269	2,792	11,335	1,100 (c)	179,496
David L. Renauld Vice President, Corp. Affairs, General Counsel, and Secretary	2008 2007	194,250 191,673	16,273 68,473	16,788 19,183	1,300 (c) 610 (c)	228,611 279,939
Robert E. Fitzgerald (e) Former Chief Executive Officer	2008 2007	105,689 324,346	397,650 232,650	54,059 370,867	333,466 (f) 13,579 (g)	890,864 941,442
Lionel Chmilewsky (h) Former Executive Vice President, Worldwide Sales	2008	294,269	191,066	81,673	-	567,008
_________________
(a)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 fiscal year for the fair value of options granted in 2008 as well as prior fiscal years, in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004) Share-Based Payment (“SFAS 123R”).  Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.  For additional information, refer to note 13 to our financial statements in our annual report on Form 10-K for the year ended December 31, 2008 as filed with the SEC.  More information about awards made in 2008 is contained below in this Item 11.  These amounts reflect the Company’s accounting expense for these awards and may not correspond to the actual value that will be recognized by the executives.

(b)	Mr. Manglik became our President and Chief Operating Officer in May 2006 and was promoted to President and Chief Executive Officer in January 2008.
(c)	Represents premiums on term life insurance paid by the Company.
(d)	Mr. Twerdahl became our Interim Chief Financial Officer in September 2008. He previously had been our Corporate Controller since February 2007.
(e)	Mr. Fitzgerald was our Chief Executive Officer in 2007 and early 2008. His employment with Proxim ended in February 2008.
(f)	Represents a severance payment of $330,000, health insurance premiums of $2,475 and term life insurance premiums of $991 paid by the Company.
(g)	Represents health insurance premiums of $12,589 and term life insurance premiums of $990 paid by the Company.
(h)
Mr. Chmilewsky became our Executive Vice President, Worldwide Sales in January 2008.  Mr. Chmilewsky’s employment with the Company ended in March 2009.  Amounts paid to Mr. Chmilewsky were generally paid in Euros so the numbers shown for Mr. Chmilewsky are calculated using the average exchange rate of 1 Euro for 1.47 US Dollars in 2008.  Amounts shown for Mr. Chmilewsky’s nonequity incentive plan compensation are his 2008 sales commissions.

Compensation Information

Overview of Compensation Program

The Compensation Committee of our board of directors has the responsibility for reviewing the compensation and benefits of our Chief Executive Officer and other executive officers and making recommendations to our board of directors regarding compensation matters.  The Compensation Committee also has the power to approve stock awards under our stock plans or alternatively to recommend the approval of awards to the full board of directors (although the board of directors has adopted a policy statement that generally stock awards should be approved by the Compensation Committee).  Thus, compensation matters for our executive officers are either approved or recommended by our Compensation Committee, which consists exclusively of independent members of our board of directors.  When executive compensation matters are approved by our full board of directors after recommendation by our Compensation Committee, any affected executive officer who is also a board member abstains from voting on any compensation matters affecting that officer.

In making compensation decisions for our executive officers other than the Chief Executive Officer, the Compensation Committee generally receives and takes into account specific recommendations from our Chief Executive Officer.  The Chief Executive Officer often also establishes the terms of any sales commission plans in which our executive officers may participate.

Each of our current executive officers has an employment agreement with us.  Details of those employment agreements are set forth below in this Item 11 under the heading “Employment Agreements and Change-of-Control Provisions.”

Objectives and Philosophy of Our Executive Compensation Program

The primary objectives of the Compensation Committee with respect to executive compensation are:

•	to attract, retain, and motivate qualified executives who make important contributions to the achievement of our business objectives and

•	to align the incentives of our executives with the creation of value for our stockholders

            Our compensation plans and policies currently, and we expect will continue to, compensate executive officers with a combination of base salary, cash bonuses tied to our financial performance and other measures, equity incentives, and customary employee benefits.  We currently intend to implement total compensation packages for our executive officers generally on par with compensation levels of comparable public companies.  Our Compensation Committee determines what it believes to be relevant comparable companies based on a variety of factors, including being in the same industry, being of comparable size, being in the same geographical region, and having similar financial performance.

Executive Compensation Components

The principal components for the compensation of our named executive officers are:

•	base salary
•	annual cash bonuses
•	long-term equity incentives (stock options)
•	other benefits and compensation

Base Salary

The base salaries that we pay to our executive officers are based on the level and scope of responsibility required of each executive, particular value, cost of living, and historical contributions to our success, and take into account the level of base salary paid by comparable companies for similar positions.  None of our executive officers has an employment agreement that provides for automatic or scheduled increases in base salary.  Our Compensation Committee reviews base salaries annually, generally early in the fiscal year, based on each executive’s performance during the prior fiscal year, and it adjusts salaries as it believes appropriate.  In January 2008, our Compensation Committee did recommend, and our board of directors did approve, increasing the annual base salary of Pankaj S. Manglik from $330,000 to $346,500 in connection with his promotion to President and Chief Executive Officer.  In October 2008, the annual base salary of Thomas S. Twerdahl was increased from $165,000 to $175,000 in connection with his promotion to Interim Chief Financial Officer and Treasurer.

Cash Bonus Opportunity

A significant element of the cash compensation of our executive officers is based upon an annual cash bonus opportunity.  Executive bonuses are used to focus our executive officers on achieving key corporate financial, business, and compliance objectives.  Bonuses, if any, are generally determined and paid on an annual basis after completion of the bonus year.

Under his employment agreement with us that was in effect in early 2008, Mr. Fitzgerald, our Chief Executive Officer in early 2008, was entitled to receive an annual performance bonus based on actual attainment of 2007 performance targets approved by the board of directors.  At target performance levels, Mr. Fitzgerald was entitled to receive a cash bonus equal to 100% of his base salary.  The board decided that Mr. Fitzgerald’s bonus for 2007 would be based on the following components with the following weightings:  revenue (25%), operating income/loss (15%), gross margin (10%), working capital (10%), stock price (10%), net income/loss (5%), earnings per share (5%), compliance with requirements of the Sarbanes-Oxley Act of 2002 (5%), compliance with Securities and Exchange Commission filing requirements (5%), product availability (5%), and employee development (5%).  Based on those components and the directors’ determination of achievement of those components, the directors granted Mr. Fitzgerald a bonus of $232,650 for 2007 in connection with the negotiation and finalization of the separation agreement and release between the Company and Mr. Fitzgerald in February 2008.  That separation agreement and release is discussed in more detail below in Item 13.  Certain Relationships and Related Party Transactions, and Director Independence.

Under his current employment agreement with us, Mr. Manglik, our Chief Executive Officer, was entitled to receive an annual performance bonus based on actual attainment of performance targets approved by the board of directors.  At target performance levels, Mr. Manglik was entitled to receive a cash bonus equal to 100% of his base salary.  The board decided that Mr. Manglik’s bonus for 2008 would be based on the following components with the following weightings:  revenue (20%), operating income/loss (25%), gross margin (10%), working capital (10%), stock price (5%), net income/loss (5%), earnings per share (5%), internal controls (5%), and product introductions and revenue (15%).  Based on those components and the directors’ determination of achievement of those components, the directors granted Mr. Manglik a bonus of $58,056 for 2008.

Messrs. Renauld and Twerdahl are eligible for annual performance bonuses.  At target performance levels for 2008, Mr. Renauld was eligible for a cash bonus equal to 50% of his $194,250 base salary and Mr. Twerdahl was eligible for a cash bonus of $50,000.  Our board of directors had previously established bonus criteria for the Company’s Chief Executive Officer, and the directors decided to apply these same criteria to Messrs. Renauld and Twerdahl.  Thus, the 2008 bonus was based on the following components with the following weightings:  revenue (20%), operating income/loss (25%), gross margin (10%), working capital (10%), stock price (5%), net income/loss (5%), earnings per share (5%), internal controls (5%), and product introductions and revenue (15%).  Based on these components and the directors’ determination of achievement of those components, the directors granted Messrs. Renauld and Twerdahl bonuses in the respective amounts of $16,273 and $2,792.  In performing their analysis, the directors prorated Mr. Twerdahl’s bonus for the portion of 2008 when he was Interim Chief Financial Officer.

Long-Term Equity Incentives

We believe that the long-term performance of our business is improved through the grant of stock-based awards so that the interests of our executive officers are aligned with the creation of value for our stockholders.  Additional purposes of our stock-based awards are to provide additional incentive to those directors, officers, and other employees of our company whose substantial contributions are essential to the continued growth and success of our business in order to strengthen their commitment to our company, to motivate such persons to faithfully and diligently perform their responsibilities, and to attract and retain competent and dedicated individuals whose efforts will result in the long-term growth and profitability of our company.

We have a number of stock plans.  We have one active stock plan (our 2004 Stock Plan) pursuant to which stock options, restricted stock awards, unrestricted stock awards, and other stock-based equity awards may be granted and historical stock plans pursuant to which stock options are currently outstanding but under which no more stock options or other stock awards will be issued.

To date, we have granted the substantial majority of our equity awards in the form of stock options that vest with the passage of time.  While we currently expect to continue to use time-based stock options as the primary form of equity awards that we grant, we have considered and may in the future use alternative forms of equity awards, such as restricted stock, unrestricted stock, or performance-based stock options, in addition to or in replacement of time-based stock options.

We generally grant options to executive officers and other employees upon their initial hire and in connection with a promotion, and we have made broad-based periodic grants to all or a large portion of our employees based upon merit and in specific situations depending on market conditions.

In 2008, we did grant 250,000 stock options exercisable at $0.82 per share to Mr. Manglik and 15,000 stock options exercisable at $0.18 per share to Mr. Twerdahl in connection with their promotions to Chief Executive Officer and Interim Chief Financial Officer, respectively.  Consistent with our philosophy that stock-based awards should vest over time to retain qualified individuals, the grants to Messrs. Manglik and Twerdahl do vest over approximately a three year period.  Mr. Manglik’s options vested as to 40% of the underlying shares on grant and will vest as to 20% of the underlying shares on each of the first three annual anniversaries of the date of grant.  Mr. Twerdahl’s options will vest as to 34% of the underlying shares on the first annual anniversary of the date of grant and then as to an additional 8.25% of the underlying shares on the first day of each January, April, July, and October until fully vested.  These are the typical vesting provisions in our stock options granted to our employees.

All of these 2008 options were granted at fair market value on the date of grant as determined by our board of directors.  The board of directors determined the fair market value of our common stock based on the trading value of our stock on the date of grant.

Mr. Manglik’s unvested stock options will vest upon certain terminations of his employment, as discussed below in this Item 11 under the heading “Employment Agreements and Change-of-Control Provisions.”

All stock options granted to Mr. Manglik in 2008 terminate on the earliest of:

•	three months after the date of termination of the executive’s employment if he ceases to be employed by us except as a result of his death or disability
•	one year after his death or disability or termination of his employment by the Company without good cause or by Mr. Manglik for good reason
•	5 years from the date of grant

Half of the unvested options granted to Mr. Twerdahl in 2008 that would have vested on each vesting date become fully vested upon the occurrence of any of the following events:

•
a merger or consolidation of our company with any other company (other than such a transaction in which the pre-transaction shareholders of our company would own more than 50% of the resulting or combined company)

•	the sale of substantially all of our assets
•	the sale of more than 50% of our outstanding stock to an unrelated person or group

All stock options granted to Mr. Twerdahl in 2008 terminate on the earliest of:

•	three months after the date of termination of the executive’s employment if he ceases to be employed by us except as a result of his death or disability
•	one year after his death or disability
•	5 years from the date of grant

Other Benefits and Compensation

Each of our executive officers is eligible to participate in our employee benefits programs generally on the same terms as non-executive employees, including our 401(k) plan, flexible spending accounts plan, medical plan, dental plan, vision care plan, life and accidental death & dismemberment insurance policies, long-term and short term disability plans, standard company holidays, and other typical employee benefit plans.  However, we paid the full cost of providing Mr. Manglik medical (including his eligible dependents), life, disability, and accidental death and dismemberment insurance in the period of 2008 after he became our Chief Executive Officer.

In addition, Lionel Chmilewsky served as our Executive Vice President, Worldwide Sales for much of 2008.  In that position, he received sales commissions in 2008 of approximately $191,066 (based on the average 1 Euro to $1.47 US dollar exchange rate in 2008).

Termination of Employment and Change in Control Arrangements

We have entered into agreements with each of Messrs. Manglik, Renauld, and Twerdahl that provide them with severance benefits in the event of the termination of their employment under specified circumstances including following a change of control of Proxim.  These agreements are described below in this Item 11 under the heading “Employment Agreements and Change-of-Control Provisions.”

In early 2008, we did have an employment agreement with Mr. Fitzgerald, our Chief Executive Officer at the time, that would have provided Mr. Fitzgerald with severance benefits in the event of his termination under specified circumstances including following a change of control of Proxim.  Mr. Fitzgerald’s employment with Proxim ceased in February 2008 and his employment agreement was terminated in connection with the cessation of his employment pursuant to a settlement agreement and release entered into in February 2008.  That separation agreement and release is discussed in more detail below in Item 13.  Certain Relationships and Related Party Transactions, and Director Independence.

We believe providing these benefits helps us compete for and retain executive talent and fosters the continued employment of our executive officers by allowing them to focus attention on their assigned responsibilities without distraction in the event of a possible change in control of Proxim.  After reviewing the practices of companies we believe are comparable, we believe that our severance and change-in-control benefits are generally in line with those provided to executives by comparable companies.

Tax Considerations

Section 162(m) of the Internal Revenue Code limits our ability to deduct, for income tax purposes, compensation in excess of $1.0 million paid to our chief executive officer and the four most highly compensated officers of Proxim (other than the chief executive officer) in any year, unless the compensation qualifies as “performance-based compensation.”  The aggregate base salaries, bonuses, and non-equity compensation of each of our officers have not historically exceeded, and are not in the foreseeable future expected to exceed, the $1.0 million limit.  The Compensation Committee’s policy with respect to equity compensation is that it would prefer to cause the compensation to be deductible by Proxim; however, the Compensation Committee also weighs the need to provide appropriate incentives to our officers against the potential adverse tax consequences that may result under Section 162(m) from the grant of equity compensation that does not qualify as performance-based compensation.  The board and Compensation Committee has granted and may continue to grant equity compensation to our officers that does not qualify as performance-based compensation that could be in excess of the Section 162(m) limits in circumstances when the board or Compensation Committee believes such grants are appropriate.

Employment Agreements and Change-of-Control Provisions

Employment Agreement with Pankaj S. Manglik

Pankaj Manglik was promoted to be our President and Chief Executive Officer in January 2008, and Mr. Manglik entered into a new employment agreement with us at that time.  That new employment agreement replaced his previous agreement.  The summary below describes Mr. Manglik’s current January 2008 employment agreement rather than his superseded employment agreement because we believe discussion of his current agreement is more relevant for our stockholders.

Under that employment agreement, we agreed to employ Mr. Manglik as our president and chief executive officer.  Mr. Manglik will report directly to the board, and our other officers and employees will report to Mr.

Manglik.  The agreement also contemplates that Mr. Manglik will continue to serve on our board of directors.  The employment agreement has an initial term of five years, commencing January 14, 2008, unless sooner terminated and may be renewed for additional periods if we give Mr. Manglik notice of our intention to renew or negotiate a new agreement at least 90 days prior to the expiration of the term.  Mr. Manglik’s annual base salary was set at $346,500 subject to future adjustment.

In addition, Mr. Manglik is entitled to receive an annual performance bonus based on actual attainment of performance targets approved by the board of directors.  At target performance levels, Mr. Manglik shall receive a cash bonus equal to 100% of his base salary.  The board decided that Mr. Manglik’s bonus for 2008 would be based on the following components with the following weightings:  revenue (20%), operating income/loss (25%), gross margin (10%), working capital (10%), stock price (5%), net income/loss (5%), earnings per share (5%), internal controls (5%), and product introductions and revenue (15%).  Mr. Manglik is also entitled to receive additional bonus awards at the discretion of the board.

Mr. Manglik receives five weeks of paid vacation per year.  Mr. Manglik receives medical, life, disability, and accidental death and dismemberment insurance at Proxim cost and is also entitled to participate in our other benefit programs for executives or other employees.  If we issue equity rights in any of our subsidiaries or controlled entities to other employees, Mr. Manglik is also entitled to receive equity rights no less than the amount granted to the largest grantee with no less favorable terms.

Mr. Manglik may be entitled to receive severance benefits after termination of employment depending on the circumstances under which his employment terminates.  If Mr. Manglik’s employment is terminated by us for good cause (as narrowly defined in the employment agreement) or by Mr. Manglik without good reason (as defined in the employment agreement), Mr. Manglik will not be entitled to severance benefits.  If Mr. Manglik’s employment is terminated by us due to his death or total disability, Mr. Manglik (or his estate) would be entitled to (a) a payment based on a pro rated amount of his target annual bonus for the year of termination (based on the number of days worked divided by 365) and (b) in the case of total disability, continuation of his medical (including his eligible dependents), life, disability, and accidental death and dismemberment insurance benefits for a period of twelve months or receipt of a lump-sum amount in lieu thereof.  Mr. Manglik would also be entitled to severance benefits if his employment is terminated by us without good cause or by Mr. Manglik for good reason.  In those situations, Mr. Manglik generally is entitled to severance benefits of (a) a lump-sum payment equal to twelve months of base salary, (b) a lump-sum payment equal to the greater of his annual bonus at target performance levels for the portion of the year actually worked or six months pro rata bonus at target performance levels, (c) vesting in full of his unvested stock options, and (d) continuation of his medical (including his eligible dependents), life, disability, and accidental death and dismemberment insurance benefits for a period of twelve months or receipt of a lump-sum amount in lieu thereof.  However, if Mr. Manglik’s employment is terminated by us without good cause or by Mr. Manglik for good reason within a six month period following or at any time within the three month period prior to a change in control of Proxim, Mr. Manglik is entitled to severance benefits of (a) a lump-sum payment equal to twenty-one months of base salary, (b) a lump-sum payment equal to twenty-one months of his annual bonus at target performance levels, (c) continuation of his medical (including his eligible dependents), life, disability, and accidental death and dismemberment insurance benefits for a period of twelve months or receipt of a lump-sum amount in lieu thereof, and (d) vesting in full of his outstanding stock options and other unvested benefits.  The lump-sum payments generally are due to Mr. Manglik within five business days of termination, and all payments are subject to applicable withholding taxes.  In any case when Mr. Manglik is entitled to severance benefits, his vested stock options will remain exercisable for twelve months from the date of termination.  Our obligation to provide these severance benefits is contingent on Mr. Manglik providing a release of claims to us and resigning his board and other positions with Proxim and its affiliated entities.  There is no requirement on the employee to mitigate these benefits by seeking other employment.

The employment agreement contemplates Mr. Manglik being granted options to purchase 250,000 shares of our common stock.  We have granted these options pursuant to a non-qualified stock option agreement, dated as of January 28, 2008, having a per share exercise price of $0.82, the fair market value of our common stock on the date of grant.

Mr. Manglik agreed not to compete with us and not to adversely interfere with our employee, customer, supplier, and other business relationships during his employment and for one year after termination of his employment (subject to the provisions of California law), provided that we are in compliance with any obligation to provide severance benefits to Mr. Manglik and provided further that Mr. Manglik will be released from the noncompetition obligations if we terminate his employment without cause or if Mr. Manglik terminates his employment for good reason.  He agreed to disclose to us any business opportunity relating to our current or contemplated business that he conceives or of which he becomes aware during his employment by us.  He agreed to treat our non-public information confidentially, to use it only in the course of performing his duties, and to return all of our business information and other property to us in the event of his termination.  Mr. Manglik also agreed to assign to us any inventions and intellectual property he develops during his employment except for any invention developed by him on his own time using his own facilities that do not result from his work for us or relate to our current or contemplated business.

In January 2009, Mr. Manglik signed a letter agreement agreeing that his base salary for the period from January 15, 2009 through March 28, 2009 would be reduced by 15%.

Agreements Concerning Employment with Thomas S. Twerdahl

On October 9, 2008, Thomas Twerdahl signed a letter employment agreement with us for Mr. Twerdahl to be our Interim Chief Financial Officer and Treasurer.  He will also serve in similar positions for selected other subsidiaries of Proxim.  The employment agreement establishes an at-will employment relationship and contains no provisions for cash or other benefits to be paid upon termination of employment.

Mr. Twerdahl reports to Pankaj Manglik, our Chief Executive Officer.  His principal office location will be at our headquarters in Milpitas, California, but he may be expected to travel from time to time.  Mr. Twerdahl’s annual base salary is set at $175,000 subject to future adjustment.  Mr. Twerdahl is eligible to receive an annual bonus with a target annual bonus of $50,000 and received a bonus of $2,792 for 2008.  Mr. Twerdahl is also entitled to participate in our normal benefit programs.  Mr. Twerdahl has signed our standard employee agreement for confidential and proprietary information, intellectual property, non-competition, and non-solicitation.

The letter employment agreement contemplates Mr. Twerdahl being granted an option to purchase 15,000 shares of our common stock with an exercise price equal to the fair market value of our stock on the date of grant.  The options were granted by us on October 10, 2008 with an exercise price of $0.18 per share, the fair market value of our common stock on that date.  More details about this grant are contained in this Item 11 under the headings “Compensation Information” above and “Outstanding Equity Awards at 2008 Fiscal Year-End” below.  As described in more detail in those sections, the option agreement provide that, upon a change of control, 50% of all unvested stock options will automatically vest.

In January 2009, Mr. Twerdahl signed a letter agreement agreeing that his base salary for the period from January 15, 2009 through March 28, 2009 would be reduced by 15%.

On April 9, 2009, Mr. Twerdahl signed a letter agreement with us confirming that Mr. Twerdahl’s employment by Proxim is for no specified period and may be terminated by him or Proxim at any time, with or without cause or advance notice.  However, the letter agreement provides that if, within three (3) months after a change of control (as defined in the letter agreement), either (a) Proxim terminates Mr. Twerdahl’s employment without cause (also as defined in the letter agreement) or (b) Mr. Twerdahl terminates his employment after Proxim significantly reduces his compensation (other than as part of a general salary reduction applicable to all employees of Proxim) or roles and responsibilities without cause and does not cure such reduction within fifteen (15) days of written notice from him, Proxim will pay Mr. Twerdahl an amount equal to three (3) months of his base salary upon him providing a release of claims to Proxim (in form and substance acceptable to Proxim).

Employment Agreement with David Renauld

We entered into an amended and restated employment agreement, dated as of October 25, 2007, with David Renauld for Mr. Renauld to be our Vice President, Corporate Affairs and General Counsel reporting to our Chief Executive Officer.  This amended and restated agreement replaced Mr. Renauld’s previous employment agreement with the Company.  Mr. Renauld’s base salary is set at $194,250, and he is eligible for an annual bonus pursuant to an incentive plan to be established by our board of directors with a target annual bonus opportunity of at least 50% of Mr. Renauld’s base salary.  Mr. Renauld received a bonus of $16,273 for 2008.

Mr. Renauld receives four weeks of paid vacation per year.  Mr. Renauld is entitled to participate in our benefit programs as generally made available for executives (other than our Chief Executive Officer).

Mr. Renauld would be entitled to severance benefits if we terminate his employment without cause (as defined in the employment agreement) or if Mr. Renauld terminates his employment for good reason (as defined in the employment agreement).  The severance benefits consist of (a) continued payment of base salary for eleven months, (b) 11/12th of his annual bonus (if the payment criteria are met), (c) acceleration of any of Mr. Renauld’s stock options that would have otherwise vested during the 11-month severance period with those options remaining exercisable for the entire severance period, and (d) continued coverage during the severance period under our medical insurance plans at the same cost to Mr. Renauld as prior to termination.  Mr. Renauld’s severance benefits would be modified as described below if we terminate his employment without cause (as defined in the employment agreement) or if Mr. Renauld terminates his employment for good reason (as defined in the employment agreement) within twelve months following or three months prior to a change of control of Proxim: (a) Mr. Renauld’s base salary amount described above would be paid in a lump sum shortly after termination, (b) Mr. Renauld’s full annual target bonus amount would be paid in a lump sum shortly after termination without regard to meeting the payment criteria, and (c) all of Mr. Renauld’s unvested options would accelerate.  The amounts payable upon termination in connection with a change of control are subject to reduction to avoid excise tax but only if the reduction would cause the net after-tax benefit to Mr. Renauld to exceed the net after-tax benefit if no reduction were made.  If Mr. Renauld’s employment is terminated by us due to his death or total disability, Mr. Renauld (or his estate) would be entitled to a payment based on a pro rated amount of his target annual bonus for the year of termination (based on the number of days worked in the year of termination) that Mr. Renauld would have been entitled to receive.

Mr. Renauld has agreed to keep our information confidential.  During his employment and for one year thereafter, he agreed not to compete with us or to solicit our employees subject to the provisions of applicable law.  Mr. Renauld also agreed to assign to us any inventions and intellectual property he develops during his employment subject to the provisions of applicable law.  In general, Mr. Renauld’s right to receive severance payments from us is contingent on him complying with these obligations.

Also, upon a change of control of Proxim, 50% of all of Mr. Renauld’s unvested stock options would automatically vest.

In January 2009, Mr. Renauld signed a letter agreement agreeing that his base salary for the period from January 15, 2009 through March 28, 2009 would be reduced by 15%.

Outstanding Equity Awards at 2008 Fiscal Year-End

The following table provides information on the current holdings of stock option awards by the named executive officers.  This table shows unexercised exercisable (vested) and unexercisable (unvested) option awards as of December 31, 2008.  None of the named executive officers has been granted any stock awards.  Each option grant is shown separately for each named executive officer.  The vesting schedule for each grant is shown following this table.

	Date of	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Option Exercise	Option Expiration
Name	Grant	Exercisable	Unexercisable		Price ($)	Date
Pankaj Manglik	1/28/08	100,000	150,000	(1)	$0.82	1/28/13
	5/19/06	249,990	50,010	(2)	$2.53	5/19/11
	5/19/06	83,330	16,670	(2)	$3.79	5/19/11
	5/19/06	166,660	33,340	(2)	$5.06	5/19/11
Thomas S. Twerdahl	10/10/08	0	15,000	(3)	$0.18	10/10/13
	10/11/07	2,550	4,950	(3)	$1.44	10/11/12
	2/13/07	5,875	4,125	(3)	$2.26	2/13/12
David L. Renauld	10/11/07	8,500	16,500	(3)	$1.44	10/11/12
	9/14/05	10,000	-		$2.73	9/14/10
	12/7/04	25,000	-		$2.47	12/7/09
	7/8/04	15,000	-		$4.76	7/8/09
	1/30/04	2,500	-		$6.35	1/30/09
	4/2/03	20,000	-		$0.96	4/2/13
	7/17/01	15,000	-		$2.12	7/17/11
	7/17/01	8,250	-		$2.12	7/17/11
	12/19/00	5,767	-		$5.76	12/19/10
	9/19/00	3,000	-		$27.32	9/19/10
	7/20/00	172	-		$114.00	7/20/10
	4/18/00	500	-		$161.00	4/18/10
	12/15/99	625	-		$50.40	12/15/09
	11/3/99	10,975	-		$32.00	11/3/09
	8/24/99	1,250	-		$18.00	8/24/09
Robert E. Fitzgerald	2/9/05	500,000	-		$3.34	2/15/09
	12/7/04	50,000	-		$2.72	2/15/09
	1/30/04	40,000	-		$6.99	1/30/09
Lionel Chmilewsky	8/9/06	30,100	9,900	(4)	$1.93	8/9/11
	8/9/06	22,575	7,425	(4)	$3.00	8/9/11
	8/9/06	22,575	7,425	(4)	$4.50	8/9/11
	9/14/05	30,000	-		$2.73	9/14/10
___________________________________
(1)	1/3 of remaining unvested options will vest on each of January 28, 2009, January 28, 2010, and January 28, 2011.
(2)
Each of Mr. Manglik’s stock options vested as to 8 1/3% of the underlying shares on July 1, 2006 and then vests as to an additional 8 1/3% of the underlying shares on the first day of each January, April, July, and October until fully vested.

(3)
Each of these stock options will vest or has vested, as the case may be, as to 34% of the underlying shares on the first annual anniversary of the date of grant and then as to an additional 8.25% of the underlying shares on the first day of each January, April, July, and October until fully vested.

(4)
3,300 of the remaining 9,900 options exercisable at $1.93 per share and 2,475 of the remaining 7,425 options exercisable at each of $3.00 and $4.50 per share vested on January 1, 2009.  No further options will vest as Mr. Chmilewsky is no longer a Proxim employee.

Non-Management Directors’ Compensation for Fiscal 2008

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)		Total ($)
John W. Gerdelman	$20,375	$2,810	(2)	$23,185
J. Michael Gullard	$19,791	$17,666	(3)	$37,457
Alan B. Howe	$28,125	$38,310	(4)	$66,435
Daniel A. Saginario	$13,757	$0	(5)	$13,757
Robert A. Wiedemer	$26,750	$2,810	(6)	$29,560
___________________________________
(1)
These amounts in this column reflect the Company’s accounting expense for these awards and do not correspond to the actual value that will be recognized by the named directors.  Each of Messrs. Gerdelman, Howe, and Wiedemer was granted a fully-vested option to purchase 15,000 shares of our common stock on September 30, 2008 with an exercise price per share of $0.38.  The grant date fair value of each of these options, computed in accordance with SFAS 123R, is $0.19.  Mr. Gullard was granted options to purchase 50,000 shares of our common stock on November 7, 2007 with an exercise price per share of $1.22, 33,332 of which options were vested as of December 31, 2008.  The grant date fair value of Mr. Gullard’s options, computed in accordance with SFAS 123R, is $1.06.  Mr. Howe was granted options to purchase 50,000 shares of our common stock on May 23, 2007 with an exercise price per share of $2.31, 33,332 of which options were vested as of December 31, 2008.  The grant date fair value of Mr. Howe’s options, computed in accordance with SFAS 123R, is $2.13.  All options to purchase shares of our common stock that had been granted to our directors prior to 2007 were fully vested prior to 2007.  For additional information on the valuation assumptions, refer to note 13 to our financial statements in our annual report on Form 10-K for the year ended December 31, 2008 as filed with the SEC.

(2)	As of December 31, 2008, Mr. Gerdelman had fully-vested options outstanding to purchase 72,500 shares of our common stock.
(3)	As of December 31, 2008, Mr. Gullard had vested options outstanding to purchase 33,332 shares of our common stock with 16,668 additional options vesting on November 7, 2009.
(4)	As of December 31, 2008, Mr. Howe had vested options outstanding to purchase 48,332 shares of our common stock with 16,668 additional options vesting on May 23, 2009.
(5)
As of December 31, 2008, Mr. Saginario had fully-vested options outstanding to purchase 12,500 shares of our common stock.  Mr. Saginario retired from our board of directors in May 2008.  As a result of his retirement, vested options to purchase 63,750 shares of our stock held by Mr. Saginario expired unexercised in August 2008: 15,000 at $2.31 per share; 15,000 at $2.40 per share; 15,000 at $2.41 per share; 15,000 at $2.47 per share; and 3,750 at $2.50 per share.

(6)           As of December 31, 2008, Mr. Wiedemer had fully-vested options outstanding to purchase 87,500 shares of our common stock.

All of the director compensation described in the foregoing table was paid and granted in accordance with our policy statement concerning the compensation of directors of Proxim who are not insiders.  This policy statement was unanimously adopted by our board of directors on February 9, 2005.  This policy statement sets out guidelines for compensation of our board members who are not employees or other insiders of Proxim.  Any board member determined by the board to be an employee or other insider of Proxim does not receive any compensation pursuant to this policy statement.

The policy statement contemplates the following cash compensation:

•	a $17,000 annual retainer for serving on the board
•	an additional $9,000 annual retainer for serving as chairperson of the board
•	an additional $7,500 annual retainer for serving as chairperson of the Audit Committee of the board
•	an additional $4,000 annual retainer for serving as a non-chair member of the Audit Committee of the board
•	an additional $2,000 annual retainer for serving as chairperson of the Compensation Committee of the board
•	an additional $1,000 annual retainer for serving as a non-chair member of the Compensation Committee of the board
•	an additional $1,000 annual retainer for serving as chairperson of the Governance and Nominating Committee of the board
•	an additional $500 annual retainer for serving as a non-chair member of the Governance and Nominating Committee of the board

No additional compensation is paid for attending board or committee meetings.  Directors are also entitled to reimbursement for expenses incurred to attend board and committee meetings held in person or otherwise incurred on our behalf.

The policy statement also contemplates the following equity compensation:

•
for each new director elected or appointed to the board, a non-qualified stock option to purchase 50,000 shares of our common stock that vests in three equal annual installments beginning on the date of grant

•
for each incumbent director, a fully vested, non-qualified stock option to purchase 15,000 shares of our common stock granted immediately following each annual meeting of stockholders, as long as the director has served at least one complete year before the date of the annual meeting and continues to serve as a director after the meeting

The exercise price for all stock options granted pursuant to this policy statement is to be the fair market value of our common stock on the date of grant.

In addition to the compensation described above, the policy statement contemplates that board members may be periodically granted special additional consideration, in cash or non-qualified stock options, in recognition of extraordinary demands, additional committee assignments, or other circumstances deserving of special consideration.

The policy statement may be altered at any time by the board of directors.  The policy statement does not constitute a contract, and the terms of the policy statement are not intended to create any binding obligations on us or enforceable rights of any director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to our equity compensation plans as of December 31, 2008 appears above under Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in this Annual Report on Form 10-K.

The following table provides information regarding the beneficial ownership of our outstanding common stock as of March 31, 2009 (unless otherwise noted) by:

•	each person or group that we know owns more than 5% of our common stock,
•	each of our current directors,
•	each of our named executive officers, and
•	all of our current directors and executive officers as a group.

Beneficial ownership is determined under rules of the SEC and includes shares over which the beneficial owner exercises voting or investment power.  The percentage beneficially owned by each person is based upon 23,519,069 shares of our common stock outstanding on March 31, 2009.  Shares of common stock that we may issue upon the exercise of options or warrants currently exercisable or exercisable within 60 days of March 31, 2009 are deemed outstanding for computing the percentage ownership of the person holding the options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.  Except as otherwise indicated, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power over the number of shares listed opposite their names.

Name of Beneficial Owner	Shares Issuable pursuant to Options and Warrants Exercisable within 60 days of March 31, 2009	Number of Shares Beneficially Owned (Including the Number of Shares shown in the first column)	Percentage of Shares Outstanding
Lloyd I. Miller, III 4550 Gordon Drive Naples, FL 34102 (1)	1,250,000	4,803,940	19.4%
Milfam II L.P. (same address as Mr. Miller) (1)	625,000	2,469,439	10.2%
Funds managed by Mobius Venture Capital 1050 Walnut Street, Ste 210 Boulder, CO 80302 (2)	0	1,755,547	7.5%
State of Wisconsin Investment Board P.O. Box 7842 Madison, WI 53707 (3)	0	1,344,878	5.7%
Brean Murray Carret Group Inc. Tropic Isle Building, P.O. Box 3331 Road Town, Tortola British Virgin Islands VG 1110 (4)	0	1,201,501	5.1%
Pankaj Manglik (5)	750,000	780,000	3.2%
Thomas S. Twerdahl	11,311	12,561	*
David L. Renauld (6)	128,163	145,638	*
John W. Gerdelman	72,500	72,500	*
J. Michael Gullard	33,332	33,332	*
Alan B. Howe	65,000	68,300	*
Robert A. Wiedemer	87,500	87,575	*
Robert E. Fitzgerald (7)	0	1,864,900	7.9%
Lionel Chmilewsky (8)	113,500	118,500	*
All current executive officers and directors as a group (7 persons)	1,147,806	1,199,906	4.9%
__________________________
*      Less than 1%.
(1)
The number of shares beneficially owned by Mr. Miller is based solely on information contained in the public filings made by Mr. Miller with the SEC, particularly the Schedule 13D/A filed by Mr. Miller with the SEC on August 4, 2008.  Based on these filings, we believe that (1) Mr. Miller directly owns 1,189,963 shares of our common stock and has the right to acquire an additional 625,000 shares of our common stock upon exercise of warrants; (2) Mr. Miller has sole voting and dispositive power of the 1,844,439 shares of our common stock owned by Milfam II L.P. and the additional 625,000 shares of our common stock that may be acquired upon exercise of warrants held by Milfam II L.P.; and (3) Mr. Miller has shared voting and dispositive power of the 519,538 shares of our common stock owned by Trust A-4.  Mr. Miller disclaims beneficial ownership of the shares beneficially held by Milfam II L.P. and Trust A-4 except to the extent of his pecuniary interest in those shares.

(2)
The number of shares beneficially owned by funds managed by Mobius Venture Capital is based solely on information contained in the Schedule 13G/A filed by Mobius Venture Capital with the SEC on February 17, 2009.

(3)
The number of shares beneficially owned by State of Wisconsin Investment Board is based solely on information contained in the Schedule 13G filed by State of Wisconsin Investment Board with the SEC on February 3, 2009.

(4)
The number of shares beneficially owned by Brean Murray Carret Group Inc. is based solely on information contained in the Schedule 13D filed by Brean Murray Carret Group Inc.with the SEC on February 9, 2009.  That Schedule 13D states that Brean Murray Carret Group Inc. has sole voting and dispositive control over the indicated shares but also provides further information about parties related to Brean Murray Carret Group Inc. who may have voting and/or dispositive control with respect to the indicated shares.

(5)
The 30,000 shares of our outstanding stock included in Mr. Manglik’s holdings are held of record by the Manglik/Sundari Family Trust dated February 17, 2003. Mr. Manglik has shared voting and investment power with his wife with respect to these 30,000 shares of our common stock.

(6)	Mr. Renauld has joint ownership and shared voting and investment power with his wife with respect to 17,400 shares of our common stock.
(7)
Mr. Fitzgerald was our Chief Executive Officer at the beginning of calendar year 2008 and ceased to be a Proxim employee in February 2008.  The number of shares beneficially owned by Mr. Fitzgerald is based solely on information contained in the Form 4 filed by Mr. Fitzgerald with the SEC on July 17, 2008.  While Mr. Fitzgerald has not provided more specific current information, the Company believes this information is no longer current and that the number of shares of Company stock owned by Mr. Fitzgerald has declined.

(8)
Mr. Chmilewsky was our Executive Vice President, Worldwide Sales until March 2009.  The number of shares beneficially owned by Mr. Chmilewsky is based on information made known to us while Mr. Chmilewsky was a Proxim employee.  We believe this information is still current.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

In October 2008, we entered into a letter employment agreement with Thomas Twerdahl in connection with his promotion to Interim Chief Financial Officer and Treasurer.  This letter employment agreement is summarized above in Item 11.  Executive Compensation under the heading “Employment Agreements and Change-of-Control Provisions.”

In January 2008, we entered into a new employment agreement with Pankaj Manglik in connection with his promotion to President and Chief Executive Officer.  This new employment agreement replaced the one that had been entered into in May 2006.  That new agreement is summarized above in Item 11.  Executive Compensation under the heading “Employment Agreements and Change-of-Control Provisions.”  This transaction was recommended by the Compensation Committee of our board of directors and approved by our board of directors.

In October 2007, we entered into an amended and restated employment agreement with David Renauld which replaced the one that had been entered into in December 2000.  That new agreement is summarized above in Item 11.  Executive Compensation under the heading “Employment Agreements and Change-of-Control Provisions.”  This transaction was recommended by the Compensation Committee of our board of directors and approved by our board of directors.

In February 2008, we entered into a separation agreement and release with Robert E. Fitzgerald, who had previously been our Chief Executive Officer.  In that agreement, Proxim and Mr. Fitzgerald agreed that his last day of employment with Proxim was February 15, 2008 and that generally his perquisites of employment ended on that date.  Mr. Fitzgerald agreed to return to Proxim, on or before the date of the agreement, all property of Proxim.  The parties agreed that Proxim had continued to pay Mr. Fitzgerald his base salary through February 15, 2008 and had paid his accrued but unused paid time off in the amount of $54,918.28 (less deductions).  Proxim agreed to pay Mr. Fitzgerald, on the effective date of the agreement (seven days after execution), the sum of $727,650 (less deductions) and also the sum of $12,342.85 for disputed expense reimbursement claims.  Mr. Fitzgerald acknowledged that, other than the payments contemplated in the agreement, Proxim has paid all benefits and compensation due to Mr. Fitzgerald.  The parties agreed that all options to purchase common stock of Proxim held by Mr. Fitzgerald that were unvested on February 15, 2008 were forfeited on that date and that Mr. Fitzgerald could have exercised vested stock options in accordance with the terms of the applicable stock option agreement through February 15, 2009 but in no event after the expiration date of the applicable option.  Proxim agreed to continue specified health, life, disability, and accidental death and dismemberment benefits through February 15, 2009 or to pay a lump sum equal to the economic equivalent of such coverage, which obligation will cease if and when Mr. Fitzgerald becomes covered under similar plans of a new employer.  In the agreement, Mr. Fitzgerald provided Proxim and its affiliates, directors, officers, employees, and other agents a general release from claims, from the beginning of time through February 25, 2008, that Mr. Fitzgerald may have against any of the released parties except for claims relating solely to indemnification, contribution, or insurance coverage.  The parties agreed that the provisions in Mr. Fitzgerald’s February 9, 2005 employment agreement relating to non-competition, nondisclosure, and intellectual property remain in force and effect, as do any other agreements Mr. Fitzgerald entered into with Proxim relating to inventions, non-competition, restrictive covenants, and confidential and/or proprietary information.  The separation agreement and release was approved by a transition committee of our board of directors consisting of all board members except for Mr. Fitzgerald (who was a board member at the time).

Merry Fields, LLC was formed by shareholders of a Company predecessor, Young Design, Inc., under the laws of the State of Delaware in August 2000.  Merry Fields is indirectly majority owned and controlled by Robert Fitzgerald, the Company’s previous Chief Executive Officer.  Merry Fields owns the property and land leased to Young Design, Inc. for its Falls Church, Virginia operation.  Young Design had originally guaranteed Merry Fields’

obligations under the loan Merry Fields had received to acquire that property and land.  During the year ended December 31, 2005, the guarantee obligation was removed.  The property lease for the approximately 15,000 square foot facility commenced on January 1, 2001 and terminates on December 31, 2010.  The lease provides for base monthly rent payments of $20,625 with a 3% fixed annual increase after the base year.  There were no amounts due at year end, and payments under the lease totaled approximately $287,600 during the year ended December 31, 2007.  This lease was entered into back in 2001 when Young Design, Inc. was a private company.

Lloyd I. Miller, III, personally and through affiliated entities, is our largest stockholder.  Mr. Miller holds no board or management position with our company.  Two of our directors, Messrs. Gullard and Howe, were originally nominated for election as a director of the Company on the recommendation of Mr. Miller.  We have engaged in two transactions with Mr. Miller in the preceding two fiscal years.

First, Mr. Miller and a company controlled by him were two of the parties who purchased common stock and warrants from us in a private placement in July 2007.  In that transaction, we sold 4.3 million shares for an aggregate purchase price of $7.525 million and issued warrants to purchase 2.15 million shares of our common stock at an exercise price of $2.45 per share.  Mr. Miller, personally and through his company, acquired a total of 1,850,000 of the 4.3 million shares issued for an aggregate purchase price of $3,237,500 and received warrants to purchase an aggregate of 925,000 shares of our common stock.  The documentation for that private placement contains various representations, warranties, covenants, indemnifications, and other terms relating to the private placement.  In particular, the purchasers of the stock agreed not to engage in a variety of short sale transactions unless the bid price per share of our common stock is greater than $3.00 or we fail to keep effective the registration statement relating to the stock and warrants when we are required to be so.  We agreed not to enter into a variety of variable rate transactions on or before July 1, 2009.  For one year after closing, we granted the purchasers rights of first refusal and participation relating to any subsequent capital-raising transaction in which the effective price per share is $2.70 or less.  We also entered into a registration rights agreement in which we agreed to file a registration statement on Form S-3 with the Securities and Exchange Commission within thirty days after the closing of the private placement to register the resale of the shares and the shares of common stock issuable upon exercise of the warrants.  We did file that registration statement, and it was declared effective.  In March 2009, Mr. Miller agreed to waive the requirement for us to keep that registration statement effective and we terminated the effectiveness of that registration statement.  In November 2007, we repurchased all the common stock (and received back for cancellation all warrants) that had been issued in the private placement to all participants other than Mr. Miller and his company, who elected not to participate in the repurchase.  The private placement was approved by our board of directors.

Second, in July 2008, Mr. Miller and an affiliated entity lent us $3.0 million.  This loan is reflected by promissory notes dated July 25, 2008 from Proxim to each of the lenders in the initial principal amount of $1.5 million.  The notes are unsecured.  In connection with this transaction, Proxim paid each lender a fee of $22,500, being 1.5% of the amount lent by each lender.  All outstanding amounts are scheduled to be repaid on July 25, 2011.  Proxim may prepay any or all outstanding principal amounts at any time by paying to the lenders 102% of the principal amount being repaid.  All outstanding amounts must be prepaid upon a change of control of Proxim (as defined in the securities purchase agreement) by paying 102% of the entire principal amount then outstanding.  Amounts may also be required to be repaid earlier upon the occurrence of specified defaults by Proxim.  The notes accrue interest at 16% per annum.  Interest payments are due and payable monthly in arrears on the last day of each calendar month beginning on July 31, 2008.  In lieu of paying accrued interest in cash on each interest payment date, Proxim, in its sole discretion, may elect to pay interest in kind at the rate of 19% per annum, compounding monthly, in which case the accrued interest will be added to the outstanding principal amount of the notes and interest will accrue on that aggregate principal amount thereafter.  In December 2008, Proxim did elect to pay the interest in kind and has continued to do so.

In the securities purchase agreement, Proxim made customary representations and warranties and gave customary affirmative and negative covenants to the lenders.  Covenants include notifications of certain events, maintenance of business, and limitations on Proxim’s ability to pay dividends on its capital stock, to make capital expenditures, to conduct mergers, acquisitions and/or assets sales or acquisitions, to incur future indebtedness, to place liens on assets, and to prepay other indebtedness.  The lenders are entitled to accelerate repayment of the loans under the securities purchase agreement upon the occurrence of any of various customary events of default, which include, among other events, failure to pay when due any principal or interest in respect of the loans, breach of any of Proxim’s covenants (subject, in some cases, to certain grace periods) or representations under the securities purchase agreement and related documents, failure by Proxim to pay its other obligations, Proxim becoming involved in specified financial difficulties such as bankruptcy or insolvency proceedings, attachment or seizure of a material portion of Proxim’s assets, a significant unsatisfied judgment against Proxim, and the occurrence of a material adverse change in Proxim’s business or financial condition taken as a whole.  Upon default by Proxim, the lenders may declare the entire unpaid amounts under the notes to be due and payable.

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

Given the relationship with Mr. Miller, the Proxim Board of Directors delegated the negotiation of the July 2008 transactions described above with Mr. Miller to a Transaction Committee of the Board of Directors.  The Transaction Committee consisted of Robert A. Wiedemer and John W. Gerdelman, the two independent directors of Proxim who were not originally recommended by Mr. Miller.  After negotiation, the Transaction Committee approved the transactions described above with Mr. Miller and recommended approval by the full Board of Directors.  The full Board of Directors accepted the Transaction Committee’s recommendation and approved the recommended transactions without modification.

The aggregate amount of interest paid in cash relating to this July 2008 indebtedness through December 31, 2008 was $170,000.  No principal amounts of this indebtedness to Mr. Miller have been repaid.  As of December 31, 2008, the principal amount outstanding was $3,047,500 (which includes the original principal amount plus interest paid in kind).  As of March 31, 2009, the principal amount outstanding was $3,194,560 (which includes the original principal amount plus interest paid in kind).

Information about Board of Directors

The Board of Directors and Corporate Governance

We have established corporate governance practices designed to serve the best interests of Proxim and its stockholders.  We are in compliance with the currently applicable corporate governance requirements imposed by the Sarbanes-Oxley Act of 2002 and the Nasdaq Stock Market.  We may make additional changes to our policies and procedures in the future to ensure continued compliance with developing standards in the corporate governance area.

Our board of directors has determined that each of John W. Gerdelman, J. Michael Gullard, Alan B. Howe, and Robert A. Wiedemer is an “independent director” as defined in the rules of the Nasdaq Stock Market.  In making this determination, the board considered the fact that Messrs. Gullard and Howe were originally nominated for election as a director of the Company on the recommendation of Lloyd I. Miller, III, our largest stockholder.  These four directors constitute a majority of our current directors, as required by the Nasdaq Stock Market.  The remaining current director is Pankaj S. Manglik, our Chief Executive Officer.  The board of directors also determined that Daniel A. Saginario, who was a board member until May 2008 was an “independent director” as defined in the rules of the Nasdaq Stock Market.

Each member of our board of directors is elected each year at the annual meeting of stockholders for a one-year term of office.  Our executive officers serve at the discretion of the directors.

Attendance of Directors at Annual Meetings

It is a policy of our board of directors that attendance of all directors at the annual meeting of stockholders is strongly encouraged but is not required.  Our 2008 annual meeting of stockholders was attended by all of our current directors who were serving on our board at the time of the meeting.

Board of Director Meetings and Committees

The board of directors meets on a regularly scheduled basis and holds special meetings as required.  The board met eighteen times during 2008.  None of our incumbent directors attended fewer than 75% of the total number of meetings of the board and committees on which such board member served in 2008 during the period he served as a director or member of the committees.

We have a standing Audit Committee, Compensation Committee, and Governance and Nominating Committee, each of which was established by the board of directors.  Each of these committees operates under a written charter adopted by our board of directors defining their functions and responsibilities.  Each of the charters for our Audit Committee, Compensation Committee, and Governance and Nominating Committee is available on our website at the following respective locations: http://ir.proxim.com/documentdisplay.cfm?DocumentID=3991; http://ir.proxim.com/documentdisplay.cfm?DocumentID=3992; http://ir.proxim.com/documentdisplay.cfm?DocumentID=3993.

Each of the current members of each of these committees is, and each of the members of each of these committees during 2008 was, independent as defined in the rules of the Nasdaq Stock Market.

The members of our Audit Committee during 2008 were Mr. Wiedemer (Chair), Mr. Gerdelman (until March 2008), Mr. Gullard (beginning in March 2008), and Mr. Howe.  The members of our Audit Committee currently are Mr. Wiedemer (Chair), Mr. Gullard, and Mr. Howe.  The Audit Committee held seven meetings during 2008.  The Audit Committee selects and engages our independent auditors, reviews and evaluates our audit and control functions, reviews the results and scope of the audit and other services provided by our independent auditors, and performs such other duties as may from time to time be determined by the board of directors.  The board of directors has determined that each of Messrs. Wiedemer, Gullard, and Howe is an “audit committee financial expert” as defined in Item 407 of Securities and Exchange Commission Regulation S-K.  The board made this determination after a qualitative assessment of each of their levels of knowledge and experience based on a number of factors, including formal education and work and other professional experience.

The members of our Compensation Committee during 2008 were Mr. Saginario (member and Chair until March 2008), Mr. Gerdelman (Chair beginning in March 2008), Mr. Gullard (beginning in March 2008), and Mr. Wiedemer.  The members of our Compensation Committee currently are Messrs. Gerdelman (Chair), Gullard, and Wiedemer.  The Compensation Committee held four meetings during 2008.  The Compensation Committee reviews the compensation and benefits of our executive officers, recommends and approves stock option grants under our stock option plans (a shared power with the full board of directors), makes recommendations to the board of directors regarding compensation matters, and performs such other duties as may from time to time be determined by the board of directors.  More information about our executive officer compensation is contained above in Item 11.  Executive Compensation under the heading “Compensation Information.”

The members of our Governance and Nominating Committee during 2008 were Mr. Gerdelman (Chair until March 2008), Mr. Gullard (member and Chair beginning in March 2008), Mr. Howe (beginning in March 2008), Mr. Saginario (until March 2008), and Mr. Wiedemer (until March 2008).  The members of our Governance and Nominating Committee currently are Messrs. Gullard (Chair), Gerdelman, and Howe.  The Governance and Nominating Committee held two meetings during 2008.  The Governance and Nominating Committee recommends candidates for membership on the board of directors based on committee-established guidelines, consults with the Chairman of the board on committee assignments, considers candidates for the board of directors proposed by stockholders, periodically evaluates the processes and performance of the board, monitors and reports on developments in corporate governance, and performs such other duties as may from time to time be determined by the board of directors.

Director Nomination Process

The Governance and Nominating Committee believes that candidates for director should have certain minimum qualifications, including being able to read and understand basic financial statements and having the highest personal and professional integrity and ethics.  The Governance and Nominating Committee will seriously consider only those candidates who have demonstrated exceptional ability and judgment and who are expected to be effective, in connection with the other nominees to or members of our board of directors, in providing the skills and expertise appropriate for Proxim and serving the long-term interests of our stockholders.  Candidates for director are reviewed in the context of the current composition of the board, Proxim’s operating and other business requirements, and the long-term interests of stockholders to maintain a balance of knowledge, experience, and capability on our board.  In the case of incumbent directors, the Governance and Nominating Committee reviews such directors’ overall service to Proxim during their term, including the number of meetings attended, level of preparation and participation, quality of performance, and any other relationships and transactions that might impair such directors’ independence.  In the case of new director candidates, the Governance and Nominating Committee also determines whether the nominee must be independent for Nasdaq Stock Market purposes, which determination is based upon applicable Nasdaq listing standards, applicable SEC rules and regulations, and the advice of counsel, if necessary.  The Governance and Nominating Committee then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm.  The Governance and Nominating Committee conducts any appropriate inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the board.  The Governance and Nominating Committee considers such candidates’ qualifications and then selects a nominee or nominees for recommendation to the board.  The Governance and Nominating Committee retains the right to modify the qualifications and processes described in this paragraph from time to time.

The Governance and Nominating Committee will consider any qualified director candidates recommended by stockholders.  The Governance and Nominating Committee does not intend to alter the manner in which it evaluates candidates based on whether the candidate was recommended by a stockholder or not.  Stockholders who wish to recommend individuals for consideration by the Governance and Nominating Committee to become nominees for election to the board may do so by delivering a written recommendation to the Governance and Nominating Committee at the following address: c/o Secretary, Proxim Wireless Corporation, 881 North King Street, Suite 100, Northampton, MA 01060, no sooner than 120 days and no later than 90 days prior to the first anniversary of the preceding year’s annual meeting.  Submissions must include, at a minimum, the full name of the candidate, sufficient biographical information concerning the candidate, including age, five-year employment history with employer names, positions held, and description of the employers’ businesses, whether such candidate can read and understand basic financial statements, and board memberships, if any.  Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

Item 14. Principal Accountant Fees and Services.

The firm of Mark Bailey & Co., Ltd., independent certified public accountants, served as our auditors for the fiscal year ended December 31, 2008.  The firm of Fitzgerald, Snyder & Co., P.C. (now called Fitzgerald, Co., CPAs, P.C.), independent certified public accountants, served as our auditors for the fiscal year ended December 31, 2007.

Audit and Other Fees Paid to Independent Accountant

The following table is a summary of the fees billed to us by Mark Bailey & Co., Ltd. for professional services rendered for the fiscal year ended December 31, 2008.  There were no fees billed to us by Mark Bailey & Co., Ltd. in 2007.

Fee Category	Fiscal 2008 Fees
Audit Fees	$245,000
Audit-Related Fees	-
Tax Fees	-
All Other Fees	2,448
Total Fees	$247,448

Audit Fees.    Consists of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Mark Bailey, Co., Ltd. in connection with statutory and regulatory filings or engagements.

All Other Fees.    Consists of fees for products and services other than the services reported above.  In fiscal 2008, the $2,448 of fees consisted of travel expenses.

The following table is a summary of the fees billed to us by Fitzgerald, Snyder & Co., P.C. for professional services rendered for the fiscal years ended December 31, 2008 and December 31, 2007:

Fee Category	Fiscal 2008 Fees	Fiscal 2007 Fees
Audit Fees	$206,664	$266,165
Audit-Related Fees	-	7,500
Tax Fees	19,065	17,775
All Other Fees	24,043	16,656
Total Fees	$249,772	$308,096

Audit Fees.    Consists of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Fitzgerald, Snyder & Co., P.C. in connection with statutory and regulatory filings or engagements.

Audit-Related Fees.    Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”  In fiscal 2007, the $7,500 of fees related to the audit of our 401(k) plan’s financial statements.

Tax Fees.    Consists of fees billed for professional services for tax compliance, tax advice, and tax planning.  These services include preparation of federal and state income tax returns.

All Other Fees.    Consists of fees for products and services other than the services reported above.  In fiscal 2008, the $24,043 of fees consisted of $15,924 in travel expenses, $2,024 in computer and word processing charges, and $6,095 in outside consulting expenses.  In fiscal 2007, the $16,656 of fees consisted of $13,934 in travel expenses, $2,522 in computer and word processing charges, and $200 of outside consulting expense.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services, and other services.  Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.  The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date.  The Audit Committee may also pre-approve particular services on a case-by-case basis.

No audit-related fees, tax fees, or other fees were approved by our Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Proxim Wireless Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROXIM WIRELESS CORPORATION

Date: April 30, 2009	By:	/s/ Pankaj S. Manglik
Pankaj S. Manglik,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Proxim Wireless Corporation and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Pankaj S. Manglik	Chief Executive Officer, President, and Director	April 30, 2009
Pankaj S. Manglik	(principal executive officer)

/s/ Thomas S. Twerdahl	Interim Chief Financial Officer and Treasurer	April 30, 2009
Thomas S. Twerdahl	(principal financial and accounting officer)

/s/ Alan B. Howe	Director	April 30, 2009
Alan B. Howe

/s/ John W. Gerdelman	Director	April 30, 2009
John W. Gerdelman

/s/ J. Michael Gullard	Director	April 30, 2009
J. Michael Gullard

/s/ Robert A. Wiedemer	Director	April 30, 2009
Robert A. Wiedemer